Form 10-Q
period 1996-05-05
DAVE & BUSTERS INC
filed 1996-06-19
CIK 943823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                               __________________

                                   FORM 10-Q

     X    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    ---   FOR THE QUARTER ENDED MAY 5, 1996.

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



                        COMMISSION FILE NUMBER:  0-25858



                              ___________________



                             DAVE & BUSTER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)



               MISSOURI                                  43-1532756
        (State of Incorporation)            (I.R.S. Employer Identification No.)

          2751 ELECTRONIC LANE
             DALLAS, TEXAS                                 75220
(Address of Principal Executive Offices)                 (Zip Code)


             Registrant's telephone number, including area code:
                               (214)  357-9588



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 7, 1996 was 7,267,056 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                             13 Weeks Ended
                                                          -------------------
                                                           May 5,   April 30,
                                                            1996      1995
                                                          -------   ---------

   Food and beverage revenues                             $11,085     $ 6,622
   Amusement and other revenues                             9,132       5,645
                                                          -------   ---------
            Total revenues                                 20,217      12,267
                                                          -------   ---------

   Cost of revenues                                         4,176       2,465
   Operating payroll and benefits                           5,809       3,646
   Other restaurant operating expenses                      4,748       2,569
   General and administrative expenses                      1,335         787
   Depreciation and amortization expense                    1,230         715
   Preopening cost amortization                               486           0
   Earn-out and special compensation                            0         564
                                                          -------   ---------
            Total costs and expenses                       17,784      10,746
                                                          -------   ---------

   Operating income                                         2,433       1,521
   Interest (income) expense, net                             (15)         26
                                                          -------   ---------

   Income before provision for income taxes                 2,448       1,495
   Provision for income taxes                               1,029         632
                                                          -------   ---------

   Net income                                             $ 1,419     $   863
                                                          =======   =========

   Earnings per common share                              $  0.20     $  0.17
                                                          =======   =========

   Weighted average number of common shares outstanding     7,267       5,197




          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                 May 5,
                                                                  1996      February 4,
                                                              (unaudited)      1996
                                                              -----------  -----------
Current assets:
  Cash and cash equivalents                                       $ 1,828      $ 4,325
  Inventories                                                       2,666        2,621
  Prepaid expenses                                                    478          360
  Preopening costs                                                  2,282        1,946
  Other current assets                                                874          831
                                                              -----------  -----------
        Total current assets                                        8,128       10,083
Property and equipment, net                                        62,009       56,384
Intangible assets:
  Goodwill, net of accumulated amortization of $456 and $361        9,205        9,300
  Other                                                               150          170
Other assets                                                          275          264
                                                              -----------  -----------
                                                                  $79,767      $76,201
                                                              ===========  ===========

                     LIABILITIES  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 1,970      $ 2,456
  Accrued liabilities                                               1,489        1,354
  Deferred income taxes                                               588          639
  Income taxes payable                                                387            0
                                                              -----------  -----------
        Total current liabilities                                   4,434        4,449
Deferred income taxes                                               1,346        1,368
Other liabilities                                                   1,060          876
Long-term debt                                                      2,500          500
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 10,000,000 authorized; none issued                   0            0
  Common stock, $0.01 par value, 50,000,000 authorized;
    7,267,056 shares issued and outstanding as of May 5, 1996
    and February 4, 1996                                               73           73
  Paid in capital                                                  66,981       66,981
  Retained earnings                                                 3,373        1,954
                                                              -----------  -----------
        Total stockholders' equity                                 70,427       69,008
                                                              -----------  -----------
                                                                  $79,767      $76,201
                                                              ===========  ===========


          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                 Common Stock
                                --------------  Paid in  Retained
                                Shares  Amount  Capital  Earnings   Total
                                ------  ------  -------  --------  -------

     Balance, February 4, 1996   7,267     $73  $66,981    $1,954  $69,008
     Net income                      0       0        0     1,419    1,419
                                ------  ------  -------  --------  -------
     Balance, May 5, 1996        7,267     $73  $66,981    $3,373  $70,427
                                ======  ======  =======  ========  =======



See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                          13 Weeks Ended
                                                        -------------------
                                                         May 5,   April 30,
                                                          1996      1995
                                                        -------   ---------
     Cash flows from operating activities
       Net income                                       $ 1,419    $   863
       Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization                   1,716        715
          Provision for deferred income taxes               (73)        67
          Changes in assets and liabilities
            Inventories                                     (45)        74
            Prepaid expenses                               (118)      (293)
            Preopening costs                               (822)       (69)
            Other assets                                    (54)      (277)
            Accounts payable                               (486)       (97)
            Accrued liabilities                             135         76
            Accrued earn-out compensation                     0        518
            Income taxes payable                            387          0
            Other liabilities                               184         74
          Other                                               0         57
                                                        -------   --------
     Net cash provided by operating activities            2,243      1,708
     Cash flows from investing activities
       Capital expenditures                              (6,740)    (2,503)
     Cash flows from financing activities
       Net transactions with Edison Brothers                  0        761
       Borrowings under long-term debt                    2,000          0
                                                        -------   --------
     Cash used                                           (2,497)       (34)
     Beginning cash and cash equivalents                  4,325      1,233
                                                        -------   --------

     Ending cash and cash equivalents                   $ 1,828    $ 1,199
                                                        =======   ========



See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 5, 1996

                                  (UNAUDITED)

NOTE 1: RESULTS OF OPERATIONS

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.

NOTE 2: BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois and Florida.

NOTE 3: EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the period. For the period ended April 30, 1995, the weighted average number of shares outstanding is based on the assumption that 5,197,000 shares of common stock were outstanding. Primary and fully diluted earnings per share are not materially different for the interim periods presented.

NOTE 4: CONTINGENCIES

     The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended May 5, 1996 Compared to 13 Weeks Ended April 30, 1995

     Total revenues for the 13 weeks ended May 5, 1996 increased by 64.8% over the 13 weeks ended April 30, 1995. The increase was attributable to revenues at the Company's two new Chicago stores opened in the fourth quarter of fiscal year 1995.

     Cost of revenues, as a percentage of revenues, increased to 20.7% from 20.1% in the prior comparable period. The increase in cost of revenues was a result of higher costs associated with food revenues. Operating payroll and benefits decreased to 28.7% from 29.7% in the prior comparable period. Operating payroll and benefits was lower due to cost reductions in fixed labor offset by higher variable labor costs. Other operating expenses increased to 23.5% compared to 20.9% in the prior comparable period. Other operating expenses were lower in 1995 due to a one time credit for rent related charges.

     General and administrative costs increased by $548,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs resulting from the Company operating as a public company in the current period. As a percentage of revenues, general and administrative expenses increased to 6.6% compared to 6.4% for the comparable prior period.

     Depreciation and amortization expense, as a percentage of revenues, increased to 8.5% from 5.8% due to opening two new stores in the Chicago area in the fourth quarter of 1995.

Liquidity and Capital Resources

     Prior to June 29, 1995, the Company financed its capital expenditures and operations through cash flows from operations and advances from Edison Brothers. Subsequent to June 29, 1995, the Company has financed its capital expenditures and operations through cash flows from operations, draws under a line of credit agreement and a common stock offering.

     Cash flows from operations increased from $1.7 million in the first
13 weeks of fiscal 1995 to $2.2 million in the first 13 weeks of fiscal 1996. This increase was due to the opening of two new stores in the Chicago area in the fourth fiscal quarter of 1995 offset by an increase in preopening costs related to the new openings.

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500,000. At May 5, 1996, $21,000,000 was available.

     In 1995, the Company completed a public offering of common stock for the sale of 2,070,000 shares at $15.00 per share for net proceeds of approximately $28,653,000, after deducting related offering costs.

     The Company's plan is to open two new stores in fiscal 1996. One store opened in South Florida, in the Hollywood/Fort Lauderdale market on April 25, 1996. The other store in the White Flint Mall, North Bethesda, Maryland market will open later in fiscal 1996. In fiscal 1997, the Company's goal is to open three new stores. The Company estimates that its capital expenditures will be approximately $24.0 million and $31.0 million for 1996 and 1997, respectively. The Company intends to finance this development with cash flow from operations and the unused portion of the revolving line of credit described above.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors with may cause the actual results, performance or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; development and operating costs; adverse publicity; consumer trial and frequency; availability, locations and terms of sites for complex development; quality of management; business abilities and judgement of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.


     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            27 Financial Data Schedule

     (b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the 13 weeks ended May 5, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DAVE & BUSTER'S, INC.



Dated:  June 18, 1996                  by    /s/ DAVID O. CORRIVEAU
        -------------                     -----------------------------------
                                             David O. Corriveau
                                             Co-Chairman of the Board,
                                             Co-Chief Executive Officer and
                                               President


Dated:  June 18, 1996                  by    /s/ CHARLES MICHEL
        -------------                     -----------------------------------
                                             Charles Michel
                                             Vice President,
                                             Chief Financial Officer and
                                               Treasurer

                                 EXHIBIT INDEX



27 Financial Data Schedule