Form 10-Q
period 1996-08-04
DAVE & BUSTERS INC
filed 1996-09-18
CIK 943823

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                             -------------------

                                   FORM 10-Q

 X    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---   FOR THE QUARTER ENDED AUGUST 4, 1996.


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  ACT OF 1934 FOR THE TRANSACTION PERIOD FROM            TO              .
                                                -------------  -------------


                        COMMISSION FILE NUMBER:  0-25858


                             -------------------


                             DAVE & BUSTER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)



              MISSOURI                                43-1532756
       (State of Incorporation)           (I.R.S. Employer Identification No.)

         2751 ELECTRONIC LANE
           DALLAS, TEXAS                                75220
(Address of Principal Executive Offices)              (Zip Code)


             Registrant's telephone number, including area code:
                               (214)  357-9588


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 6, 1996 was 7,268,056 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                            13 Weeks Ended          26 Weeks Ended
                                            --------------          --------------
                                          August 4,  July 30,    August 4,     July 30,
                                            1996       1995        1996          1995
                                            ----       ----        ----          ----

Food and beverage revenues                 $11,464    $ 6,320     $22,549       $12,942
Amusement and other revenues                 9,681      5,535      18,813        11,180
                                          --------   --------  ----------   -----------
         Total revenues                     21,145     11,855      41,362        24,122
                                          --------   --------  ----------   -----------

Cost of revenues                             4,315      2,483       8,491         4,948
Operating payroll and benefits               6,284      3,456      12,093         7,102
Other restaurant operating expenses          4,728      2,812       9,476         5,381
General and administrative expenses          1,337        980       2,672         1,767
Depreciation and amortization expense        1,381        813       2,611         1,528
Preopening cost amortization                   730          0       1,216             0
Earn-out and special compensation                0      1,043           0         1,607
                                          --------   --------  ----------   -----------
         Total costs and expenses           18,775     11,587      36,559        22,333
                                          --------   --------  ----------   -----------

Operating income                             2,370        268       4,803         1,789
Interest (income) expense, net                 (26)        11         (41)           37
                                          --------   --------  ----------   -----------

Income before provision for income taxes     2,396        257       4,844         1,752
Provision for income taxes                     978        109       2,007           741
                                          --------   --------  ----------   -----------

Net income                                $  1,418   $    148  $    2,837   $     1,011
                                          ========   ========  ==========   ===========

Earnings per common share                 $   0.20   $   0.03  $     0.39   $      0.19
                                          ========   ========  ==========   ===========


Weighted average number of common shares
  outstanding                                7,267      5,197       7,267         5,197








See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                     August 4,
                                                                       1996       February 4,
                                                                    (unaudited)      1996
                                                                    -----------   ----------
Current assets:
  Cash and cash equivalents                                           $   403     $ 4,325
  Inventories                                                           3,051       2,621
  Prepaid expenses                                                        646         360
  Preopening costs                                                      1,882       1,946
  Other current assets                                                    613         831
                                                                      -------     -------
        Total current assets                                            6,595      10,083
Property and equipment, net                                            66,354      56,384
Intangible assets:
  Goodwill, net of accumulated amortization of $551 and $361            9,110       9,300
  Other                                                                   130         170
Other assets                                                              279         264
                                                                      -------     -------
        Total assets                                                  $82,468     $76,201
                                                                      =======     =======



                     LIABILITIES  AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                    $ 2,352     $ 2,456
  Accrued liabilities                                                   1,034       1,354
  Deferred income taxes                                                   527         639
                                                                      -------     -------
        Total current liabilities                                       3,913       4,449
Deferred income taxes                                                   1,439       1,368
Other liabilities                                                         753         876
Long-term debt                                                          4,500         500
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 10,000,000 authorized; none issued                       0           0
  Common stock, $0.01 par value, 50,000,000 authorized;
    7,268,056 shares issued and outstanding as of August 4, 1996
    and February 4, 1996                                                   73          73
  Paid in capital                                                      66,999      66,981
  Retained earnings                                                     4,791       1,954
                                                                      -------     -------
        Total stockholders' equity                                     71,863      69,008
                                                                      -------     -------
        Total liabilities and stockholders' equity                    $82,468     $76,201
                                                                      =======     =======


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                 Common Stock
                                --------------  Paid in  Retained
                                Shares  Amount  Capital  Earnings   Total
                                ------  ------  -------  --------  -------

     Balance, February 4, 1996   7,267     $73  $66,981    $1,954  $69,008

     Issuance of common stock        1       0       18         -       18

     Net income                      0       0        0     2,837    2,837
                                ------  ------  -------  --------  -------

     Balance, August 4, 1996     7,268     $73  $66,999    $4,791  $71,863
                                ======  ======  =======  ========  =======















See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                    26 Weeks Ended
                                                  -------------------
                                                  August 4,   July 30,
                                                    1996       1995
                                                    ----       ----
Cash flows from operating activities
  Net income                                       $ 2,837   $ 1,011
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                   2,111     1,528
     Provision for deferred income taxes               (41)      123
     Changes in assets and liabilities
       Inventories                                    (430)      173
       Prepaid expenses                               (286)     (202)
       Preopening costs                               (666)     (391)
       Other assets                                    203        24
       Accounts payable                               (104)      308
       Accrued liabilities                            (320)    1,772
       Other liabilities                              (123)      256
                                                   -------   -------
Net cash provided by operating activities            3,181     4,602
Cash flows from investing activities
  Capital expenditures                             (11,121)   (5,606)
Cash flows from financing activities
  Net transactions with Edison Brothers                  0     1,161
  Proceeds from issuance of common stock                18         0
  Borrowings under long-term debt                    4,000         0
                                                   -------   -------
Net cash provided by financing activities            4,018     1,161
                                                   -------   -------
Cash provided (used)                                (3,922)      157
Beginning cash and cash equivalents                  4,325     1,233
                                                   -------   -------

Ending cash and cash equivalents                   $   403   $ 1,390
                                                   =======   =======










See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 4, 1996


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

NOTE 3: EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the period. For the periods ended July 30, 1995, the weighted average number of shares outstanding is based on the assumption that 5,197,000 shares of common stock were outstanding. Primary and fully diluted earnings per share are not materially different for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended August 4, 1996 Compared to 13 Weeks Ended July 30, 1995

     Total revenues for the 13 weeks ended August 4, 1996 increased by 78.4% over the 13 weeks ended July 30, 1995. The increase in revenues was primarily attributable to the Chicago market which the Company opened in the fourth quarter of fiscal year 1995 and the Hollywood, Florida location which opened in the first quarter of fiscal year 1996.

     Cost of revenues, as a percentage of revenues, decreased to 20.4% from 20.9% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with food and beverage revenues. Operating payroll and benefits increased to 29.7% from 29.2% in the prior comparable period. Operating payroll and benefits was higher due to increased training costs associated with a new lunch menu introduced during the second quarter 1996. Other operating expenses decreased to 22.4% compared to 23.7% in the prior comparable period. Other operating expenses were lower as a percentage of revenue in 1996 due to the leverage from increased revenues.

     General and administrative costs increased $357,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs resulting from the Company operating as a public company for the entire period in 1996. As a percentage of revenues, general and administrative expenses decreased to 6.3% compared to 8.3% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

     Depreciation and amortization and preopening costs amortization, as a percentage of revenues, increased to 10.0% from 6.9% due to opening two locations in the Chicago market in the fourth quarter of 1995 and one location in Hollywood, Florida in the first quarter of 1996.

Results of Operations - 26 Weeks Ended August 4, 1996 Compared to 26 Weeks Ended July 30, 1995

     Total revenues for the 26 weeks ended August 4, 1996 increased by 71.5% over the 26 weeks ended July 30, 1995. The increase in revenues was primarily attributable to the Chicago market which the Company opened in the fourth quarter of fiscal year 1995 and the Hollywood, Florida location which opened in the first quarter of fiscal year 1996.

     Cost of revenues, as a percentage of revenues, remained level at 20.5% for both periods. Operating payroll and benefits decreased to 29.2% from 29.4% in the prior comparable period. Other operating expenses increased to 22.9% compared to 22.3% in the prior comparable period. Other operating expenses were lower in 1995 due to a one time credit for rent related charges.

     General and administrative costs increased $905,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs resulting from the Company operating as a public company. As a percentage of revenues, general and administrative expenses decreased to 6.5% compared to 7.3% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

     Depreciation and amortization and preopening costs amortization, as a percentage of revenues, increased to 9.3% from 6.3% due to opening two new locations in the Chicago market in the fourth quarter of 1995 and one location in Hollywood, Florida in the first quarter of 1996.

Liquidity and Capital Resources

     Prior to June 29, 1995, the Company financed its capital expenditures and operations through cash flows from operations and advances from Edison Brothers. Subsequent to June 29, 1995, the Company has financed its capital expenditures and operations through cash flows from operations, draws under a line of credit agreement and a common stock offering.

     Cash flows from operations decreased from $4.6 million in the first 26 weeks of fiscal 1995 to $3.2 million in the first 26 weeks of fiscal 1996. This decrease was due to the opening of one new store in Hollywood, Florida in the first fiscal quarter of 1996 which increased inventory and preopening costs.

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500,000. At August 4, 1996, $19,000,000 was available.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors with may cause the actual results, performance or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; development and operating costs; adverse publicity; consumer trial and frequency; availability, locations and terms of sites for complex development; quality of management; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     27 Financial Data Schedule

(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the 13 weeks ended August 4, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DAVE & BUSTER'S, INC.



Dated:  September 17, 1996                   by       /s/ DAVID O. CORRIVEAU
- --------------------------                     --------------------------------
                                                      David O. Corriveau
                                                      Co-Chairman of the Board,
                                                      Co-Chief Executive Officer
                                                      and President


Dated:  September 17, 1996                   by:      /s/ CHARLES MICHEL
- --------------------------                      -------------------------------
                                                      Charles Michel
                                                      Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer

                                 EXHIBIT INDEX



27 Financial Data Schedule