Form 10-Q
period 1996-11-03
DAVE & BUSTERS INC
filed 1996-12-18
CIK 943823

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                               ------------------

                                   FORM 10-Q

 X        QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT FOR THE QUARTER ENDED NOVEMBER 3, 1996.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 12, 1996 was 7,268,056 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                13 Weeks Ended              39 Weeks Ended
                                                --------------              --------------
                                           November 3,  October 29,    November 3,  October 29,
                                               1996        1995           1996        1995
                                               ----        ----           ----        ----
Food and beverage revenues                  $ 11,086    $  6,261       $ 33,635    $ 19,202
Amusement and other revenues                   9,010       5,459         27,823      16,640
                                            --------    --------       --------    --------
           Total revenues                     20,096      11,720         61,458      35,842
                                            --------    --------       --------    --------

Cost of revenues                               4,187       2,395         12,678       7,343
Operating payroll and benefits                 5,668       3,564         17,761      10,666
Other restaurant operating expenses            4,523       2,735         13,999       8,116
General and administrative expenses            1,216       1,135          3,888       2,902
Depreciation and amortization expense          1,381         847          3,992       2,375
Preopening cost amortization                     767          --          1,983          --
Earn-out and special compensation                 --          --             --       1,607
                                            --------    --------       --------    --------
           Total costs and expenses           17,742      10,676         54,301      33,009
                                            --------    --------       --------    --------

Operating income                               2,354       1,044          7,157       2,833
Interest (income) expense, net                   (11)         61            (52)         98
                                            --------    --------       --------    --------

Income before provision for income taxes       2,365         983          7,209       2,735
Provision for income taxes                       946         414          2,953       1,155
                                            --------    --------       --------    --------

Net income                                  $  1,419    $    569       $  4,256    $  1,580
                                            ========    ========       ========    ========

Earnings per common share                   $   0.20    $   0.10       $   0.59    $   0.30
                                            ========    ========       ========    ========

Weighted average number of  common
  shares outstanding                           7,268       5,514          7,268       5,303


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                    ASSETS

                                                               November 3,
                                                                  1996      February 4,
                                                               (unaudited)     1996
                                                               -----------  -----------
Current assets:
    Cash and cash equivalents                                   $   115       $ 4,325
    Inventories                                                   3,512         2,621
    Prepaid expenses                                                632           360
    Preopening costs                                              1,643         1,946
    Other current assets                                            236           831
                                                                -------       -------
           Total current assets                                   6,138        10,083
Property and equipment, net                                      73,561        56,384
Intangible assets:
    Goodwill, net of accumulated amortization of $646 and $361    9,015         9,300
    Other                                                           113           170
Other assets                                                        234           264
                                                                -------       -------
         Total Assets                                           $89,061       $76,201
                                                                =======       =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $ 2,482       $ 2,456
    Accrued liabilities                                           1,432         1,354
    Deferred income taxes                                           598           639
                                                                -------       -------
           Total current liabilities                              4,512         4,449
Deferred income taxes                                             1,742         1,368
Other liabilities                                                   625           876
Long-term debt                                                    8,900           500
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued              --            --
    Common stock, $0.01 par value, 50,000,000 authorized;
        7,268,056 and 7,267,056 shares issued and outstanding
        as of November 3, 1996 and February 4, 1996,
        respectively                                                 73            73
   Paid in capital                                               66,999        66,981
    Retained earnings                                             6,210         1,954
                                                                -------       -------
           Total stockholders' equity                            73,282        69,008
                                                                -------       -------
                                                                $89,061       $76,201
                                                                =======       =======


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                Common Stock
                              ---------------    Paid in   Retained
                              Shares   Amount    Capital   Earnings    Total
                              ------   ------    -------   --------    -----
Balance, February 4, 1996     7,267      $73    $66,981     $1,954    $69,008

Issuance of common stock          1       --         18         --         18

Net income                       --       --         --      4,256      4,256
                              -----      ---    -------     ------      -----

Balance, November 3, 1996     7,268      $73    $66,999     $6,210    $73,282
                              =====      ===    =======     ======    =======


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                            39 Weeks Ended
                                                            --------------
                                                      November 3,    October 29,
                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities
    Net income                                          $ 4,256       $ 1,580
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                      5,975         2,375
       Provision for deferred income taxes                  333           232
       Changes in assets and liabilities
         Inventories                                       (891)        (303)
         Prepaid expenses                                  (272)        (203)
         Preopening costs                                (1,680)        (974)
         Other assets                                       625           152
         Accounts payable                                    27         1,142
         Accrued liabilities                               (452)          276
         Other liabilities                                  279           439
                                                        -------       -------
Net cash provided by operating activities                 8,200         4,716
Cash flows from investing activities
    Capital expenditures                                (20,828)      (11,265)
Cash flows from financing activities
    Net transactions with Edison Brothers                    --       (11,584)
    Proceeds from issuance of common stock                   18        24,916
    Borrowings under long-term debt                       9,700        16,000
    Repayments of long-term debt                         (1,300)      (15,500)
                                                        -------       -------
Net cash provided by financing activities                 8,418        13,832
                                                        -------       -------
Cash provided (used)                                     (4,210)        7,283
Beginning cash and cash equivalents                       4,325         1,233
                                                        -------       -------

Ending cash and cash equivalents                        $   115       $ 8,516
                                                        =======       =======




See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 3, 1996


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

NOTE 2:       BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's".

NOTE 3:       EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the period. For the periods ended October 29, 1995 the weighted average number of shares outstanding is based on the assumption that 5,197,000 shares of common stock were outstanding prior to the completion in of a public offering of common stock for 2,070,000 shares. Primary and fully diluted earnings per share are not materially different for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended November 3, 1996 Compared to 13 Weeks Ended October 29, 1995

     Total revenues for the 13 weeks ended November 3, 1996 increased by 71.2% over the 13 weeks ended October 29, 1995. The increase in revenues was attributable to the Chicago locations which the Company opened in the fourth quarter of fiscal year 1995 and the Hollywood, Florida location which opened in the first quarter of fiscal year 1996. Eight stores were operating for the 13 weeks ended November 3, 1996 as compared to five for the 13 weeks ended October 29, 1995.

     Cost of revenues, as a percentage of revenues, increased to 20.8% from 20.4% in the prior comparable period. The increase in cost of revenues was a result of a shift in revenue mix toward more food and beverage revenues. Operating payroll and benefits decreased to 28.2% from 30.4% in the prior comparable period. Operating payroll and benefits was lower due to decreased variable labor costs. Other operating expenses decreased to 22.5% compared to 23.3% in the prior comparable period. Other operating expenses were lower as a percentage of revenue in 1996 due to improved costs controls.

     General and administrative costs, as a percentage of revenues, decreased to 6.1% compared to 9.7% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues, lower operating costs and gain on sale of equipment.

     Depreciation and amortization and preopening costs amortization, as a percentage of revenues, increased to 10.7% from 7.2% due to opening two locations in the Chicago market in the fourth quarter of 1995 and one location in Hollywood, Florida in the first quarter of 1996.

Results of Operations - 39 Weeks Ended November 3, 1996 Compared to 39 Weeks Ended October 29, 1995

     Total revenues for the 39 weeks ended November 3, 1996 increased by 71.5% over the 39 weeks ended October 29, 1995. The increase in revenues was primarily attributable to the Chicago locations which the Company opened in the fourth quarter of fiscal year 1995 and the Hollywood, Florida location which opened in the first quarter of fiscal year 1996.

     Cost of revenues, as a percentage of revenues, increased to 20.6% from 20.5% in the prior comparable period. Operating payroll and benefits decreased to 28.9% from 29.8% in the prior comparable period due to decreased variable labor costs. Other operating expenses increased to 22.8% compared to 22.6% in the prior comparable period. Other operating expenses were lower in 1995 due to a one time credit for rent related charges.

     General and administrative costs increased $986,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs resulting from the Company operating as a public company. As a percentage of revenues, general and administrative expenses decreased to 6.3% compared to 8.1% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

     Depreciation and amortization and preopening costs amortization, as a percentage of revenues, increased to 9.7% from 6.6% due to opening two new locations in the Chicago market in the fourth quarter of 1995 and one location in Hollywood, Florida in the first quarter of 1996.

Liquidity and Capital Resources

     Prior to June 29, 1995, the Company financed its capital expenditures and operations through cash flows from operations and advances from Edison Brothers. Subsequent to June 29, 1995, the Company has financed its capital expenditures and operations through cash flows from operations, draws under a line of credit agreement and a common stock offering.

     Cash flows from operations increased to $8.2 million in the first 39 weeks of fiscal 1996 from $4.7 million in the first 39 weeks of fiscal 1995. This increase was due to the opening of one new store in Hollywood, Florida in the first fiscal quarter of 1996 and two new locations in the Chicago market in the fourth quarter of 1995.

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500,000. At the prime interest rate (8.25% at November 3, 1996). The line of credit is secured by various assets including land, buildings and personal property. At November 3, 1996, $14,500,000 was available. The line matures in September 1998. The line of credit has certain covenants which include financial covenants requiring debt to equity, tangible net worth, and current debt maturity levels.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
              27 Financial Data Schedule

        (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the 13 weeks ended November 3, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DAVE & BUSTER'S, INC.


Dated:  December 16, 1996                      by  /s/ David O. Corriveau
        -----------------                         -----------------------------
                                                   David O. Corriveau
                                                   Co-Chairman of the Board, Co-
                                                   Chief Executive Officer and
                                                   President


Dated:  December 16, 1996                      by: /s/ Charles Michel
        -----------------                          ----------------------------
                                                   Charles Michel
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer

                                 EXHIBIT INDEX


Exhibit
  No.          Description
-------        -----------
   27          Financial Data Schedule