Form 10-K
period 1997-02-02
DAVE & BUSTERS INC
filed 1997-05-02
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 1997         Commission File No. 0-25858

                             DAVE & BUSTER'S, INC.

            (Exact name of registrant as specified in its charter)

         Missouri                                           43-1532756
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                        identification number)

2751 Electronic Lane, Dallas, Texas                            75220
(Address of principal executive offices)                    (zip code)

                         Registrant's telephone number,
                       including area code (214) 357-9588

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                              Title of Each Class
                         Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X       No
                                                    ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at April 30, 1997 was $131,978,754.

The number of shares of common stock outstanding at April 30, 1997 was 7,268,056 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated May 12, 1997, for its annual meeting of Stockholders on June 11, 1997, are incorporated by reference into
Part III hereof, to the extent indicated herein.

                                     PART I

Item 1.  BUSINESS.

         General

         Dave & Buster's, Inc. (the "Company") is principally engaged in the operation and development of high-volume Restaurant/Entertainment Complexes under the Dave & Buster's name. The Company was organized under the laws of Missouri in November 1989, to succeed to the business founded by the Company's management in 1982.

         The Dave & Buster's Concept

         The Company seeks to differentiate itself by providing high quality dining, bar service and entertainment attractions in a comfortable, adult atmosphere. The key factors of the Company's market positioning and operating strategy are:

         Distinctive Concept. Each Dave & Buster's offers a distinctive combination of dining, bar service and entertainment. A full menu and complete bar service are available from early lunch until late at night in each restaurant and throughout almost all of the entertainment areas. The broad array of attractions, ranging from table and carnival games to state-of-the-art virtual reality games, is continuously reviewed and updated to maintain a fresh entertainment environment. The Company has actively sought to enhance the popularity of its traditional games, such as play-for-fun casino style blackjack, pocket billiards and shuffleboard, by providing high quality tables, a clean and comfortable environment and a high standard of service.

         A Large, Multiple Attraction Destination. The Complexes range in approximate total area from 30,000 square feet to 70,000 square feet, with a current prototype of approximately 50,000 to 60,000 square feet. The large scale of each operation, together with the numerous food, beverage and entertainment options offered, is designed to attract a diverse customer base and consolidate multiple-destination customer spending into one location. Each Dave & Buster's attracts local customers from a wide geographical area (estimated to be a twenty mile radius) along with tourists, conventioneers and business travelers.

         Commitment to Quality. The Company strives to provide its customers with good food and an inviting atmosphere. Accordingly, each Dave & Buster's offers an extensive menu which features popular, moderately priced food and beverage items that are individually prepared with a commitment to value and quality. The Company makes a significant investment in each Complex, and the Company's facilities are designed with an attention to detail. In addition, the customer-participation entertainment attractions are tastefully presented in an atmosphere that the Company defines as "ideal playing conditions."

         High Standard of Customer Service. Through intensive training, constant monitoring and stringent operational controls, the Company strives to maintain a consistently high standard of food, beverage and amusement service throughout each Dave & Buster's. The Company's commitment to customer service is evidenced by the availability of full food and beverage service in entertainment areas as well as the restaurant and bar areas.

         With respect to entertainment, the Company's commitment to customer service is demonstrated by service staff in each of the entertainment areas who offer assistance in playing and enjoying the games. The Company believes its customer service is enhanced by a strong commitment to employee motivation and appreciation programs. The Company also believes that high service standards are critical to promoting customer loyalty and to generating frequent-visiting patterns and referrals by customers.

         Comfortable Adult Atmosphere. Each Dave & Buster's is primarily adult oriented and, while children are welcome, strict guidelines are enforced. Customers under twenty-one years of age must be accompanied by a parent at all times during their visit and are not allowed in a Dave & Buster's after 10:00 p.m. (11:00 p.m. in the summer months). The Company believes that these policies help maintain the type of pleasant, relaxed atmosphere that appeals to adult customers. The Company also believes that this atmosphere allows it to attract groups of customers such as private parties and business organizations.

         Integrated Systems. The Company utilizes centralized information and accounting systems that are designed to allow its management to efficiently monitor labor, food and other direct operating expenses and provide timely access to financial and operating data. Management believes that its integrated computer systems permit it, on both an overall and per Complex basis, to efficiently operate the Restaurant/Entertainment Complexes.

         Restaurant/Entertainment Concept and Menu

         Dave & Buster's offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's facilities are designed to promote easy access to, and maximize customer cross-over between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults.

         The Dave & Busters' menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, individual sized pizzas, burgers, steaks, seafood and chicken. Specialties of the house include babyback ribs, blackened chicken pasta, mesquite-peppered rib eye steak and a Philadelphia cheesesteak sandwich. A wide variety of other appetizers, soups, salads and sandwiches is also available. Entree prices range from $6.50 to $18.95, with many entrees in the $7.50 to $10.95 range. In order to promote customer flow and complement the entertainment areas, full, sit down food service is offered not only in the restaurant areas but throughout Dave & Buster's, with the exception of the "Play-for-Fun" Casino. In addition, throughout the restaurant and entertainment areas including the "Play-for-Fun" Casino, each Dave & Buster's offers full bar service including over 50 different beers, an extensive wine selection and a variety of non-alcoholic beverages such as its own private label, "D&B Old Fashioned Philly Root Beer."

         The entertainment attractions in each Dave & Buster's are geared toward customer participation and offer both traditional entertainment and "Million Dollar Midway" entertainment. Each Dave & Buster's offers a number of traditional entertainment options.

         These traditional offerings include "world class" pocket billiards, "championship-style" shuffleboard tables, "play-for-fun" casino featuring blackjack played on authentic tables, the Show Room which is designed for hosting private social parties and business gatherings as well as Company sponsored events, and D&B Lanes which is bowling, Dave & Buster's style. Other than the "play for fun" casino, traditional entertainment games are rented by the hour.

         The largest area in each Dave & Buster's is the Million Dollar Midway which is designed to provide high-energy, escapism entertainment through a broad selection of electronic, skill and sports-oriented games. Million Dollar Midway games are operated by tokens and the Dave & Buster's Power Card ("Power Card") which are purchased by the customer. The Power Card activates all the midway games (with the exception of the coin action games) and can be recharged again and again for more play. The number of tokens or games credits needed to operate the games range from one to 20 tokens/credits. Attractions within the Million Dollar Midway can be divided into two components:
         Fantasy/High-Technology and Classic Midway Entertainment.

         Fantasy/High-Technology offerings include simulator games which include formula race cars, off-road vehicles, fighter jets and motorcycles, Galaxian Theater which is a multi-participant, enclosed simulation theater where up to six players take part in mock battles with alien invaders, Virtuality which is an interactive, electronic game designed to simulate an actual battlefield environment, Virtual World which is a fantasy environment attraction, Iwerks Turbo Ride Theatre which is a 16 to 18 seat motion simulation theater, large-screen interactive electronic games, and "The 19th Hole" which is a large, enclosed, state-of-the-art golf simulator.

         The Million Dollar Midway also typically includes classic midway entertainment such as sports-oriented games of skill, carnival-style games which are intended to replicate the atmosphere found in many local county fairs, D&B Downs which is one of several multiple-player race games offered in each Dave & Buster's and the Winner's Circle where players take the coupons they have won from selected games of skill to be redeemed for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, ballcaps, T-shirts, boxer shorts and small electronic items.

         Locations

         At February 2, 1997, the Company operated nine locations in six states, which included two in Dallas, one each in Houston, Atlanta, Philadelphia, Hollywood, Florida and North Bethesda, Maryland and two in Chicago.

         Business Development

         The Company continually seeks to identify and evaluate new locations for expansion. The Company's goal is to open three Complexes in fiscal 1997, four in fiscal 1998 and 1999 and at least five more each fiscal year thereafter. The Company opened a Complex in Ontario, California on March 13, 1997 and has commenced construction in Cincinnati, Ohio for a Complex due to open in fiscal 1997. The Company has signed a long term lease agreement with Palisades Power Mall in Rockland County, New York. The Rockland County Complex will open in fiscal 1997. Potential locations for openings in fiscal 1998 have been tentatively identified and site negotiations are currently in progress.

         The Company believes that the location of its Complexes is critical to the Company's long-term success and devotes significant time and resources to analyzing each prospective site. In general, the Company prefers to open a Dave & Buster's at a high-profile site within a metropolitan area of at least one million people. In addition to carefully analyzing demographic information (such as average income levels) for each prospective site, the Company considers factors such as visibility, accessibility to regional highway systems, zoning, regulatory restrictions and proximity to shopping areas, office complexes , tourist attractions and residential areas. The Company also carefully studies the restaurant and entertainment competition in prospective areas. In addition, the Company must select a site of sufficient size to accommodate its prototype facility with ample, convenient customer parking.

         The typical cost of opening an owned location is approximately $10 million to $12 million depending upon the location and condition of the premises. This typical cost includes land cost, site improvement, building construction, furniture, fixtures, equipment, capitalized interest and pre-opening costs. In appropriate circumstances, the Company is willing to lease facilities. Opening a leased facility may reduce initial costs to some extent because the Company would not incur land and site improvement costs and might receive a construction allowance from the landlord for improvements. The lower initial outlays associated with a non-Company owned facility, however, may be offset by lease costs. The decor and interior design of a Dave & Buster's are flexible and can be readily adapted to different types of buildings. The Company has opened Complexes in both new structures and within existing buildings, and Complexes are located in both urban and suburban areas.

         International

         In August 1995, the Company entered into a license agreement with a subsidiary of Bass Plc ("Bass") to license the "Dave & Buster's" name and concept in the United Kingdom. Under this Agreement, Bass expects to open seven Complexes in the United Kingdom by the year 2000, the first of which it anticipates opening in May, 1997.

         The Company is considering entering into agreements to license the "Dave & Buster's" name and concept in additional foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations.

         Operations and Management

         The Company's ability to manage a complex operation including both high volume restaurants and bars and diverse entertainment attractions has been critical to its overall success. The Company strives to maintain quality and consistency in each of its Restaurant/Entertainment Complexes through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of facilities. The Company believes that it has been able to attract high quality, experienced restaurant and entertainment management and personnel with its competitive compensation and bonus programs and policy of promoting from within the Company. Staffing levels vary according to the size of the location, but a prototype Dave & Buster's is managed by one general manager, two assistant general managers, six line managers and one business manager.

         In general, each prototype Dave & Buster's also employs one purchasing manager, one amusement manager, one assistant amusement manager, one Midway auditor, one kitchen manager, two assistant kitchen managers and two special events sales managers. The Company has experienced relatively little turnover of managerial employees. On average, the Company's current general managers possess approximately four and a half years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Manager who reports to the Vice President, Director of Operations.

         All managers, many of whom are promoted from within, must complete an eleven-week training program during which they are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, entertainment management and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards and proper operation and playing conditions of the Company's entertainment attractions. New sales staff and entertainment personnel participate in approximately three weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the Company has extensive and varied programs designed to recognize and reward employees for superior performance.

         Efficient, attentive and friendly service is integral to the Company's overall concept. In addition to customer evaluations, the Company uses a "secret shopper" quality control program to independently monitor customer satisfaction. "Secret shoppers" are independent persons who test the Company's food, beverage and service as customers without the knowledge of restaurant management or personnel on a periodic basis and report their findings to corporate management.

         Marketing, Advertising and Promotion

         The Company operates its marketing, advertising and promotional programs through an in-house corporate marketing department which employs a full-time corporate Marketing Director. The Company focuses on three primary marketing target audiences in its advertising and promotional programs: (1) local market-area customers; (2) out-of-town visitors; and (3) corporate and group customers.

         Local Market-Area Customers. Management believes that its strongest marketing tool is customer referrals. In addition, the Company continually updates its local (10 to 20 mile radius) customer database which is utilized for specifically targeted marketing and advertising programs. Through a mix of marketing techniques such as direct mailings, point-of-sale materials, outdoor advertising and local-market print and broadcast media, the Company promotes seasonal events, in-house promotions, special offers and new entertainment attractions.

         Out-of-Town Visitors. The Company markets aggressively to attract tourists and business travelers by placing advertisements in local tourist and special event guides and by otherwise promoting each Dave & Buster's as a local "must see" attraction. The Company monitors local tourist and visitors bureaus for convention schedulings, festivals and special sporting events. Additionally, through the use of local trade arrangements such as "concierge referral programs," the Company extends its marketing presence into local high-traffic tourist and business traveler areas.

         Corporate and Group Marketing. The Complex-based special events sales managers book group events such as business seminars, receptions and private parties. The Company develops and maintains a database for corporate and group bookings. Each Dave & Buster's has hosted events for many large multinational, national and regional businesses. Many of the Company's corporate and group customers have hosted repeat events. In addition to the rapport developed with these clients, the Company stages and promotes its own local group marketing opportunities such as "Karaoke Sing-a-Longs," "Murder Mystery Dinner Theater," televised sporting events and charity benefits. The corporate marketing department is also responsible for budgeting and controlling media and production costs. During fiscal 1996, the Company's expenditures for advertising and promotions were approximately 2.6% of its revenues.

         Competition

         The restaurant and entertainment industries are highly competitive. There are a great number of restaurant, bar and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of units than does the Company. Although there are few other companies presently utilizing the concept of combining entertainment and restaurant operations to the same extent as the Company, the Company will encounter increased competition in the future. Nevertheless, the Company believes that the significant capital required to properly develop, furnish and open a Restaurant/Entertainment Complex as sophisticated as a Dave & Buster's creates a substantial barrier to entry for direct competition with respect to many potential competitors. The Company competes on the basis of its ability to offer a distinctive combination of dining and entertainment in one building.

         Employees

         At February 2, 1997, the Company employed approximately 2,800 persons, 70 of whom served in administrative or executive capacities, 295 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

         None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be very good.

         Seasonality

         As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Restaurant/Entertainment Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays.

         Intellectual Property

         The Company has registered the servicemark "Dave & Buster's" with the United States Patent and Trademark Office and in Mexico, the United Kingdom and Spain and registration is pending in various other foreign countries. "The Best of Times" and "There's No Place Quite Like It" have also been registered as servicemarks with the United States Patent and Trademark Office and the United Kingdom.

         Government Regulations

         The Company is subject to various federal, state and local laws affecting its business. Each Dave & Buster's is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state or municipality in which the Restaurant/Entertainment Complex is located. Each Dave & Buster's is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each Dave & Buster's, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

         The Company is subject to "dram-shop" statutes in the states in which Complexes are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated individual. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant and entertainment industries. Although the Company is covered by insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

         As a result of operating certain entertainment games and attractions including operations which offer redemption prizes, the Company is subject to amusement licensing and regulation by the states and municipalities in which it has opened Complexes. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. From time to time, existing Complexes may be required to modify certain games, alter the mix of games or terminate the use of specific games as a result of the interpretation of regulations by state or local officials. The Company has, in the past, had to seek changes in state or local regulations to enable it to open in a given location. To date, the Company has been successful in seeking all such regulatory changes.

         Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions.

         Significant additional government-imposed increases in paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of the Company's operations. In addition, the Company is subject to rules and regulations with respect to discriminatory practices and accommodation of persons with disabilities.

         Management is not aware of any environmental regulations that have had a material effect on the operations of the Company to date.

         RISK FACTORS

         The Company hereby cautions stockholders, prospective investors in the Company and other readers of this report that the following important factors, among others, could affect the Company's stock price or cause the Company's actual results of operations to differ materially from those expressed in any forward-looking statements, oral or written, made by or behalf of the Company:

                  Expansion Plans; Capital Resource Requirements

                  The Company presently plans to open three new locations during fiscal 1997, and four Complexes in 1998 and 1999 and at least five Complexes each fiscal year thereafter. Accomplishing these expansion goals will depend upon a number of factors, including the Company's ability to raise sufficient capital, locate and obtain appropriate sites, hire and train additional management personnel and construct or acquire, at reasonable cost, the necessary improvements and equipment for such Restaurant/Entertainment Complexes. In particular, the capital resources required to develop each new Restaurant/Entertainment Complex are significant.

                  There can be no assurance that the Company will be able to complete its planned expansion, that the Company will continue to be successful in its development of new Restaurant/Entertainment Complexes or that new
                  Restaurant/Entertainment Complexes, if completed, will perform in a manner consistent with the Company's most recently opened Restaurant/Entertainment Complexes or make a positive contribution to the Company's operating performance.

                  Small Number of Restaurant/Entertainment Complexes

                  As of February 2, 1997 the Company operated only nine Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability of the Company. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect the profitability of the entire Company. New Restaurant/Entertainment Complexes have experienced a drop in revenues after their first year of operation, and the Company does not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful.

                  Future growth in revenues and profits will depend to a substantial extent on the Company's ability to increase the number of its Restaurant/Entertainment Complexes. Because of the substantial up-front financial requirements which are described above, the investment risk related to any one Restaurant/Entertainment Complex is much larger than that associated with most other companies' restaurant or entertainment venues.

                  Dependence Upon Senior Management

                  The Company's future success will depend largely on the efforts and abilities of its existing senior management, particularly David O. Corriveau and James W. Corley, the Company's Co-Chief Executive Officers and the founders of the Company's business. The loss of the services of certain of the Company's management team could have a material adverse effect on the Company's business. Messrs. Corriveau and Corley are employed pursuant to employment agreements which will expire in June 2000.

                  Geographic Concentration; Dependence on Discretionary
                  Spending

                  The Company's profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the Restaurant/Entertainment Complexes are located. As of February 2, 1997, the Company had three locations in Texas, two locations in the Chicago area and one location each in Atlanta, Philadelphia, Hollywood, Florida and North Bethesda, Maryland. A significant weakening in any of the local economies in which the Company operates may cause the residents of such communities to curtail discretionary spending which, in turn, could materially affect the profitability of the entire Company.

                  International Expansion; License Agreements

                  In August 1995, the Company entered into an agreement with Bass to license the "Dave & Buster's" name and concept in the United Kingdom. In addition, the Company is considering entering into agreements to license the "Dave & Buster's" name and concept in other foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations. The Company's concept is untested outside the United States, and no assurance can be given that any international location will be successful. In addition, the Company's continued success is dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of licensee-owned Restaurant/Entertainment Complexes over which the Company will have limited control. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Restaurant/Entertainment Complex is located. Certain provisions in a license agreement for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. In addition, it may be more difficult to register and protect the Company's intellectual property rights in certain foreign countries.

                  Limited Trading History of Common Stock; Stock Price
                  Volatility

                  The Company's Common Stock has been trading in the public market only since June 26, 1995. The price at which the Company's Common Stock trades is determined in the marketplace and may be influenced by many factors, including the performance of the Company, investor expectations for the Company, the trading volume in the Company's Common Stock, general economic and market conditions and competition.

                  The market price of the Common Stock could fluctuate substantially due to a variety of factors, including quarterly operating results of the Company or other restaurant or entertainment companies, changes in general conditions in the economy, the financial markets or the restaurant or entertainment industries, natural disasters or other developments affecting the Company or its competitors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

                  Quarterly Fluctuations and Seasonality

                  As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Restaurant/Entertainment Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays.

Item 2.  PROPERTIES.

         As of February 2, 1997 the Company operated a total of nine Complexes located in Texas, Georgia, Pennsylvania, Illinois, Florida and Maryland. The Company owns the buildings and the underlying real estate for four Dave & Buster's (Dallas I, Houston, suburban Atlanta and Addison, Illinois). The Company leases the real estate and owns the related facilities for the Hollywood, Florida location. The Company leases the real estate and related facilities for the Dallas II, Philadelphia, downtown Chicago and the North Bethesda, Maryland Dave & Buster's from unrelated third parties. The Company is currently utilizing all available land at its owned locations. The Company is a party to two leases for the Dallas II Complex for 23,000 square feet and 7,000 square feet; such leases expire in October 1997 and September 1998, respectively. Pursuant to a renegotiated lease, the Dallas II leases have been combined into one lease commencing January 1998 and expiring January 2003. This lease may be extended to January 2008. The Philadelphia lease expires in January 2015 and, with a renewal option, may be extended to January 2024. The Company also leases additional parking facilities for the Philadelphia Complex under an agreement which expires in January 2014. The downtown Chicago lease expires in January, 2016 and, with renewal options, may be extended to January 2026. The Hollywood lease expires April 2016 and with renewal options, may be extended to April 2031. The North Bethesda lease expires January 2017 and with renewal options, may be extended to January 2032.

         The Company has also signed 20 year leases for Complexes in each of Rockland County, New, York, Ontario, California and Cincinnati, Ohio due to open in fiscal 1997 or 1998. Third party leases typically provide for a minimum base rent, additional rent based on a percentage of revenues and payment of certain operating expenses.

Item 3.  LEGAL PROCEEDINGS.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol DANB since June 26, 1995. The following table summarizes the high and low sale prices per share of Common Stock for the periods indicated, as reported on the Nasdaq National Market:

         Fiscal Year 1995
         Second Quarter (since June 26, 1995)          $22.25          $11.50
         Third Quarter                                  19.00           14.25
         Fourth Quarter                                 16.125          11.625

         Fiscal Year 1996
         First Quarter                                  24.625          14.00
         Second Quarter                                 28.875          19.00
         Third Quarter                                  25.375          18.50
         Fourth Quarter                                 21.75           16.75

         At April 30, 1997, the Company there were 3,159 holders of record.

         The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund future expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors which the Board of Directors may deem relevant.

Item 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

                                   Fiscal Year 1996        1995      1994         1993        1992
                                                  (in thousands except per share and store data)
Income Statement Data:
Food and beverage revenues                   $ 48,568    $ 28,554   $ 27,426    $ 18,445    $ 14,891
Amusement and other revenues                   40,207      23,990     21,997      14,453      10,603
                                             --------    --------   --------    --------    --------
         Total revenues                        88,775      52,544     49,423      32,898      25,494

Cost of revenues                               18,003      10,945     10,075       6,800       5,315
Operating payroll and benefits                 25,483      15,999     14,746       9,716       7,659
Other restaurant operating expenses            20,582      11,481     11,760       7,109       6,204
General and administrative expenses             5,734       3,905      2,724       2,271       1,854
Depreciation and amortization expense           5,647       3,538      2,827       1,927       1,626
Preopening cost amortization                    2,605         161      1,128         480         696
Earn-out and special compensation                --         1,607      2,125       2,655       1,279
                                             --------    --------   --------    --------    --------
         Total costs and expenses              78,054      47,636     45,385      30,958      24,633

Operating income                               10,721       4,908      4,038       1,940         861
Interest income (expense), net                    (38)        101         59          36          46
                                             --------    --------   --------    --------    --------
Income before provision for income taxes       10,683       5,009      4,097       1,976         907
Provision for income taxes                      4,343       2,087      1,733         806         336
                                             --------    --------   --------    --------    --------

         Net income                          $  6,340    $  2,922   $  2,364    $  1,170    $    571
Earnings per common share                    $    .87    $    .50   $    .45    $    .23    $    .10
Weighted average number of
     common shares outstanding (1)              7,268       5,787      5,197       5,197       5,197
Balance Sheet Data:
Working capital (deficit)                    $  1,077    $  5,634   $ (2,637)   $   (112)   $    639
Total assets                                   99,436      76,201     49,030      43,403      32,140
Long-term obligations                          14,250         500      9,986       8,252       8,950
Investment by Edison Brothers                    --          --       27,655      25,026      18,098
Stockholders' equity                           75,366      69,008       --          --          --
Number of Complexes Open at End of Period:
Company operated                                    9           7          5           4           4

(1) For all periods prior to June 29, 1995, the weighted average number of shares outstanding is based on the assumption that 5,197 shares of common stock were outstanding.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 1996 Compared to Fiscal 1995

     Total revenues for fiscal 1996 increased by 69% over fiscal 1995. The increase was attributable to the Chicago locations which were opened at the end of fiscal 1995, the fiscal 1996 openings in Hollywood, Florida and North Bethesda, Maryland and increased revenues at comparable Complexes. The mix of revenues moved away from alcoholic beverages which captured 20.4% of the total in fiscal 1996 compared with 21.0% in fiscal 1995.

     Cost of revenues, as a percentage of revenues, decreased to 20.3% in fiscal 1996 from 20.8% in fiscal 1995 due to lower food and amusement costs. Operating payroll and benefits, as a percentage of revenues, decreased to 28.7% in fiscal 1996 as compared to 30.5% in fiscal 1995 due primarily to lower store management costs. Other restaurant operating expenses were 23.2% of revenues in fiscal 1996 as compared to 21.9% of revenues in fiscal 1995. This increase in other restaurant operating expense as a percentage of revenues was attributable to increased marketing costs, equipment rental and higher occupancy costs for the Company.

     General and administrative expenses decreased as a percentage of revenues to 6.4% in fiscal 1996 from 7.4% in fiscal 1995 as a result of increased revenue leverage. In total dollars, general and administrative costs increased approximately $1.8 million due to the Company operating as an independent public company for the entire year and the Company's continued expansion.

     Preopening cost amortization increased approximately $2.4 million due to amortization of preopening costs associated with four in fiscal 1996. The effective tax rate decline for fiscal 1996 to 40.7% of pretax income from 41.7% for fiscal 1995, was due to the utilization of federal tax credits.

Fiscal 1995 Compared to Fiscal 1994

     Total revenues for fiscal 1995 increased by 6.3% over fiscal 1994. The increase was attributable to two new openings in Chicago in the fourth fiscal quarter and increased revenues at comparable Complexes, offset by a normal reduction in revenues in the Company's Philadelphia location following its first year of operation. The mix of revenues moved away from alcoholic beverages which captured 21.0% of the total in fiscal 1995 compared with 22.9% for fiscal 1994.

     Cost of revenues, as a percentage of revenues, increased to 20.8% in fiscal 1995 as compared to 20.4% in fiscal 1994 due to a higher cost of amusement and other revenues. The increase in operating payroll and benefits in fiscal 1995 to 30.5% of revenues from 29.8% in fiscal 1994 was due primarily to increased management costs offset by modest decreases in other payroll categories. Other restaurant operating expenses were 21.9% of revenues in fiscal 1995 as compared to 23.8% in fiscal 1994. This decrease in other restaurant operating expenses as a percentage of revenue was attributable to decreased marketing costs for the Company and decreased occupancy costs related to the Philadelphia Complex .

     General and administrative expenses increased as a percentage of revenues to 7.4% in fiscal 1995 from 5.5% in fiscal 1994 as a result of increased administrative payroll and related costs for new personnel and additional costs resulting from the Company operating as an independent public company .

     The effective tax rate in fiscal 1995 was 41.7% of pretax income compared to 42.3% for fiscal 1994, and was the result of a lower effective state tax rate for the Company.

Liquidity and Capital Resources

     Cash flows from operations increased from $5.0 million in fiscal 1995 to $13.1 million in fiscal 1996. This increase was due to the Chicago locations which were opened at the end of fiscal 1995 and the Hollywood, Florida and North Bethesda, Maryland Complexes which were opened in fiscal 1996.

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500,000. At February 2, 1997, $9,250,000 was available. See Note 4 to the Consolidated Financial Statements. The Company has executed a commitment letter dated April 2, 1997 with Texas Commerce Bank National Association ("TCB") and Chase Securities, Inc. ("Chase") pursuant to which TCB has (a) committed to provide up to $15,000,000 of a proposed $45,000,000 credit facility ("the Facility") and (b) has agreed to use commercially reasonable efforts to assemble a syndicate of financial institutions identified by Chase to provide the balance of the necessary commitments for the Facility. TCB's commitment to provide $15,000,000 of the Facility is subject to certain terms and conditions identified in the commitment letter.

     The Company's plan is to open a total of three new Complexes in fiscal 1997. One Complex opened in Ontario, California on March 13, 1997. In fiscal 1998, the Company's goal is to open four new Complexes. The Company estimates that its capital expenditures will be approximately $33.5 million and $38.3 million for 1997 and 1998, respectively. The Company intends to finance its capital expenditures with income from operations, the new facility described above and equipment leases.

Quarterly Fluctuations, Seasonality and Inflation

     As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Restaurant/Entertainment Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower second and third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases have not been material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, the second increment of the Federal minimum wage increase will cause future labor costs to increase and there is no assurance that low inflation rates will continue.

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The Company does not believe that the adoption of this statement in fiscal 1997 will have a significant impact on the Company.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; development and operating costs; adverse publicity; consumer trial and frequency; availability, locations and terms of sites for Complex development; quality of management; business abilities and judgement of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 (a) (1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set under the caption "Directors and Executive Officers" in the Company's Proxy Statement dated May 12, 1997, for the annual meeting of stockholders on June 11, 1997 is incorporated herein by reference.

Item 11. COMPENSATION INFORMATION.

         The information set under the caption "Directors and Executive Officers" in the Company's Proxy Statement dated May 12, 1997, for the annual meeting of stockholders on June 11, 1997 is incorporated herein by reference.

Item. 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated May 12, 1997, for the annual meeting of stockholders on June 11, 1997 is incorporated herein by reference.

Item. 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set under the caption "Certain Transactions" in the Company's Proxy Statement dated May 12, 1997, for the annual meeting of stockholders on June 11, 1997 is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K.

         (a)  (1)  Financial Statements.

                                                                      Page
                                                                      ----
Consolidated Balance Sheets -
 February 2, 1997 and February 4, 1996                                F-1

Consolidated Statements of Income -
 Fiscal years ended February 2, 1997, February 4, 1996
 and January 29, 1995                                                 F-2

Consolidated Statements of Stockholders' Equity Fiscal years ended February 2, 1997, February 4, 1996
 and January 29, 1995                                                 F-3

Consolidated Statements of Cash Flows
 Fiscal years ended February 2 1997, February 4, 1996
 and January 29, 1995                                                 F-4

Notes to Consolidated Financial Statements                         F-5 - F-12

Report of Independent Auditors                                        F-13

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)  (3)  Exhibits.

Reference is made to the Exhibit Index preceding the exhibits attached hereto on page 20 for a list of all exhibits filed as a part of this Report.

(b)   Reports of Form 8-K.

The Company was not required to file a current report on Form 8-K during the thirteen weeks ended February 2, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Dave & Buster's, Inc.,
                             a Missouri corporation



                              By: /s/ Charles Michel
                                  -------------------------------------
                                  Charles Michel, Vice President and
                                  Chief Financial Officer


Dated:  May 1, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on May 1, 1997.

              Name                                   Title
              ----                                   -----
/s/ David O. Corriveau                     Co-Chairman of the Board,
---------------------------                Co-Chief Executive Officer,
David O. Corriveau                         President, and Director
                                           (Principal Executive Officer)


/s/ James W. Corley                        Co-Chairman of the Board,
--------------------------                 Co-Chief Executive Officer, Chief
James W. Corley                            Operating Officer and Director



/s/ Charles Michel                         Vice President and Chief Financial
--------------------------                 Officer
Charles Michel                             (Principal Financial and Accounting
                                           Officer)


                                           Director
---------------------------
Allen J. Bernstein


/s/ Peter A. Edison                        Director
---------------------------
Peter A. Edison


/s/ Walter S. Henrion                      Director
---------------------------
Walter S. Henrion

                                           Director
----------------------------
Mark A. Levy


/s/ Andrew E. Newman                       Director
----------------------------
Andrew E. Newman


-----------------------------              Director
Christopher C. Maguire


-----------------------------              Director
Mark B. Vittert

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------
3.1      Restated Articles of Incorporation of the Company.  (2)

3.2      Bylaws of the Company.  (2)

10.2     Tax Sharing Agreement, dated June 16, 1995 (2)

10.3     Merger Agreement, dated June 20, 1995 (2)

10.6     Lease Guarantee Agreement, dated June 16, 1995 (2)

10.7 Rights Agreement between the Company and Rights Agent, dated June 16, 1995 (2)

10.8     1995 Stock Option Plan.  (3)

10.9     Stock Option Plan for Outside Directors  (4)

10.10    Special Distribution Employee Bonus Plan, dated June 20, 1995.  (2)

10.11    Employment Agreement for Co-Chief Executive Officers, dated
         June 16, 1995 (2)

10.12    Form of Indemnity Agreements with Executive Officers and Directors (3)

10.13    Transaction Agreement, dated July 11, 1994, among the Company, Edison
         Brothers, D&B Holding and certain other parties and first amendment thereto (2)

10.14    Standstill/Registration Rights Agreement between the Company and the
         Minority Owners, dated June 20, 1995 (2)

10.15    International Area Development Agreement between the Company and
         Milton Keynes Entertainment Company Limited (1)

21.1     Subsidiaries of the Company.  (4)

23       Independent Auditors' Consent.  (4)

27       Financial Data Schedule.  (4)

99       Proxy Statement, dated May 12, 1997.  (5)

--------------------------

(1) Filed as Exhibit to Form S-1 (file no. 33-96406) and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(3) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(4)  Filed herewith.

(5)  To be filed with the Commission on or before May 12, 1997.

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                               February 2,   February 4,
in thousands, except share and per share amounts                                  1997         1996
Assets
Current assets:
     Cash and cash equivalents                                                 $      358   $    4,325
     Inventories                                                                    3,890        2,621
     Prepaid expenses                                                                 881          360
     Preopening costs                                                               1,947        1,946
     Other current assets                                                           1,019          831
                                                                               ----------   ----------
         Total current assets                                                       8,095       10,083

Property and equipment, net (notes 2 and 4)                                        82,037       56,384

Goodwill, net of accumulated amortization of $741 and $361                          8,920        9,300
Other assets                                                                          384          434
                                                                               ----------   ----------
                                                                               $   99,436   $   76,201

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                          $    3,174   $    2,456
     Accrued liabilities (note 3)                                                   1,747        1,354
     Income taxes payable (note 5)                                                    924         --
     Deferred income taxes (note 5)                                                 1,173          639
                                                                               ----------   ----------
         Total current liabilities                                                  7,018        4,449

Deferred income taxes (note 5)                                                      2,075        1,368
Other liabilities                                                                     727          876
Long-term debt (note 4)                                                            14,250          500
Commitments and contingencies (notes 4, 6 and 10)
Stockholders' equity (note 7):
     Preferred stock, 10,000,000 authorized; none issued                             --           --
     Common stock, $0.01 par value, 50,000,000 authorized;
         7,268,056 and 7,267,056 shares issued and outstanding
         as of February 2, 1997 and February 4, 1996, respectively                     73           73
     Paid in capital                                                               66,999       66,981
     Retained earnings                                                              8,294        1,954
                                                                               ----------   ----------
          Total stockholders' equity                                               75,366       69,008
                                                                               ----------   ----------
                                                                               $   99,436   $   76,201


          See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

in thousands, except per share amounts         Fiscal Year 1996          1995         1994
Food and beverage revenues                             $   48,568    $   28,554   $   27,426
Amusement and other revenues                               40,207        23,990       21,997
                                                       ----------    ----------   ----------
       Total revenues                                      88,775        52,544       49,423

Cost of revenues                                           18,003        10,945       10,075
Operating payroll and benefits                             25,483        15,999       14,746
Other restaurant operating expenses                        20,582        11,481       11,760
General and administrative expenses                         5,734         3,905        2,724
Depreciation and amortization expense                       5,647         3,538        2,827
Preopening cost amortization                                2,605           161        1,128
Earn-out and special compensation                            --           1,607        2,125
                                                       ----------    ----------   ----------
       Total costs and expenses                            78,054        47,636       45,385

Operating income                                           10,721         4,908        4,038
Interest income (expense), net                                (38)          101           59
                                                       ----------    ----------   ----------
Income before provision for income taxes                   10,683         5,009        4,097
Provision for income taxes (note 5)                         4,343         2,087        1,733
                                                       ----------    ----------   ----------
Net income                                             $    6,340    $    2,922   $    2,364

Earnings per common share (note 1)                     $      .87    $      .50   $      .45

Weighted average number of common shares outstanding        7,268         5,787        5,197




         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                             Common Stock          Paid in       Retained
in thousands                               Shares     Amount       Capital       Earnings      Total
Balance, January 29, 1995                     --     $     --     $     --     $     --     $     --

Spin-off and related transactions            5,197           52       38,349         --         38,401

Issuance of common stock,
net of offering costs                        2,070           21       28,632         --         28,653

Net income since June 29, 1995                --           --           --          1,954        1,954
                                             -----   ----------   ----------   ----------   ----------
Balance, February 4, 1996                    7,267           73       66,981        1,954       69,008

Proceeds from exercising stock option            1         --             18         --             18

Net income                                    --           --           --          6,340        6,340
                                             -----   ----------   ----------   ----------   ----------
Balance, February 2, 1997                    7,268   $       73   $   66,999   $    8,294   $   75,366


         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


in thousands                                           Fiscal Year 1996        1995         1994
Cash flows from operating activities
     Net income                                                  $  6,340    $  2,922    $  2,364
     Adjustments to reconcile net income to net cash
        provided by operating activities
         Depreciation and amortization                              8,252       3,699       3,955
         Provision (benefit) for deferred income taxes              1,241         839        (980)
         Advance payments of earn-out and special compensation       --          --        (2,000)
         Changes in assets and liabilities
              Inventories                                          (1,269)       (934)       (324)
              Prepaid expenses                                       (521)       (112)         45
              Preopening costs                                     (2,606)     (2,038)       (579)
              Other assets                                           (198)       (135)       (472)
              Accounts payable                                        718         838        (386)
              Accrued liabilities                                     393        (513)        590
              Income taxes payable                                    924        --          --
              Other liabilities                                      (149)        385       2,138
         Other                                                       --          --            55
                                                                  -------     -------      ------
Net cash provided by operating activities                          13,125       4,951       4,406
Cash flows from investing activities
     Capital expenditures                                         (30,860)    (19,364)     (6,073)
Cash flows from financing activities
     Net transactions with Edison Brothers                           --       (11,648)      1,999
     Borrowings under long-term debt                               16,450      16,000        --
     Repayments of long-term debt                                  (2,700)    (15,500)       --
     Proceeds from issuance of common stock                            18      28,653        --
                                                                  -------     -------      ------
Net cash provided by financing activities                          13,768      17,505       1,999
                                                                  -------     -------      ------
Increase (decrease) in cash and cash equivalents                   (3,967)      3,092         332
Beginning cash and cash equivalents                                 4,325       1,233         901
                                                                  -------     -------      ------
Ending cash and cash equivalents                                 $    358    $  4,325    $  1,233
Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                  $  1,815    $  1,128    $   --

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER'S, INC.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida and Maryland.

     SPIN-OFF TRANSACTION -- Prior to June 29, 1995, the Company was a subsidiary of Edison Brothers Stores, Inc. ("Edison Brothers"). On June 29, 1995, Edison Brothers distributed all of the outstanding shares of common stock of the Company owned by Edison Brothers to the holders of common stock of Edison Brothers (the "Distribution"). The consolidated financial statements for periods prior to the Distribution have been prepared as if the Company had operated as a free-standing entity for all periods presented.

     The financial information prior to the Distribution included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered and may not be indicative of future operations or financial position.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     FISCAL YEAR -- The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 1996, 1995, and 1994 are to the 52 weeks ended February 2, 1997, the 53 weeks ended February 4, 1996 and the 52 weeks ended January 29, 1995, respectively.

     CASH AND CASH EQUIVALENTS -- Cash equivalents for 1995 consist of investments which are readily convertible to cash with maturities of three months or less.

     INVENTORIES -- Inventories, which consist of food, beverage, merchandise and supplies, are reported at the lower of cost or market determined on the first-in first-out method.

     PREOPENING COSTS -- Capitalized preopening costs, consisting of promotional costs, direct costs related to hiring and training the initial workforce, and other direct costs associated with opening a Complex, are amortized over the one year period following the opening of the Complex.

     PROPERTY AND EQUIPMENT -- Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 1996, 1995, and 1994 was $377, $442, and $38, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

     The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of." This statement did not have an impact on the Company.

     DEPRECIATION AND AMORTIZATION -- Property and equipment, excluding most games, are depreciated on the straight-line method over the estimated useful lives of the assets. Games are generally depreciated on the 150%-double-declining-balance method over the estimated useful lives of the assets. Intangible assets are amortized on the straight-line method over estimated useful lives as follows: goodwill over 30 years; trademarks over statutory lives; lease rights over remaining lease terms.

     INCOME TAXES -- The Company uses the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Prior to June 29, 1995, the Company was included in the consolidated federal income tax return of Edison Brothers.

     STOCK OPTION PLAN -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     EARNINGS PER COMMON SHARE -- Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the year. For all periods prior to June 29, 1995, the weighted average number of shares outstanding is based on the assumption that 5,197,000 shares of common stock were outstanding.

NOTE 2: PROPERTY AND EQUIPMENT

                                                  1996        1995
Land ........................................   $  8,192    $  7,642
Buildings ...................................     20,503      19,003
Leasehold and building improvements .........     29,784      19,478
Games .......................................     14,831       7,155
Furniture, fixtures and equipment ...........     17,276      11,045
Construction in progress ....................      6,448       1,939
                                                --------    --------
     Total cost .............................     97,034      66,262
Accumulated depreciation ....................    (14,997)     (9,878)
                                                --------    --------
                                                $ 82,037    $ 56,384

NOTE 3: ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                  1996        1995
Payroll .....................................   $    735    $    458
Sales tax ...................................        308         338
Other .......................................        704         558
                                                --------    --------
                                                $  1,747    $  1,354

NOTE 4: LONG-TERM DEBT

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500 at the prime interest rate (8.25% at February 2, 1997). The line of credit is secured by various assets including land, buildings and personal property with a net book value of $44,181 at February 2, 1997. At February 2, 1997, the unused portion of the revolving line of credit was $9,250. The line matures in September 1998. The line of credit has certain covenants including financial covenants requiring maintenance of a minimum debt to equity ratio, maintenance of a minimum tangible net worth, and maximum current debt maturity levels. The fair value of the line of credit approximates carrying value.

NOTE 5: INCOME TAXES

     The provision for income taxes for 1996 reflects the results of operations of the Company as a stand-alone entity. The provision for income taxes for 1995 and 1994 is calculated on a separate return basis, as provided under the tax sharing agreement with Edison Brothers. The provision for income taxes consists of:

                                                       1996       1995        1994
Current Expense
     Federal .....................................   $  2,296   $  2,800    $  2,100
     State and local .............................        806        305         613
Deferred Tax (Benefit) ...........................      1,241     (1,018)       (980)
                                                     --------   --------    --------
     Total provision for income taxes ............   $  4,343   $  2,087    $  1,733

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:


                                                       1996        1995        1994
Accelerated depreciation .........................   $  2,464    $  1,832    $  1,452
Preopening costs .................................        813         769          30
Prepaid expenses .................................        185        --          --
Capitalized interest costs .......................        200        --          --
                                                     --------   ---------   ---------
     Total deferred tax liabilities ..............      3,662       2,601       1,482

Earn-out compensation ............................       --          --         3,614
Workers compensation .............................        235         295         154
Net asset basis difference at acquisition ........         84         110         151
Other ............................................         95         189         188
                                                     --------   ---------   ---------
     Total deferred tax assets ...................        414         594       4,107
                                                     --------   ---------   ---------
Net deferred tax asset (liability) ...............   $ (3,248)   $ (2,007)   $  2,625

Reconciliation of federal statutory rates to effective income tax rates:

                                                       1996         1995         1994
Federal corporate statutory rate .................       34.0%        34.0%        35.0%
State and local income taxes, net
     of federal income tax benefit ...............        5.0%         4.0%         9.0%
Goodwill amortization and other
     nondeductible expenses ......................        1.5%         4.9%         1.2%
Tax credits ......................................       (2.0)%       (1.2)%       (2.9)%
Effect of change in deferred tax rate ............         .9%        --           --
Other ............................................        1.3         --           --
                                                     --------     --------     --------
Effective tax rate ...............................       40.7%        41.7%        42.3%

NOTE 6: LEASES

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended February 2, 1997. For 1996, 1995, and 1994, rent expense for operating leases was $2,751, $790, and $785, respectively. At February 2, 1997, future minimum lease payments required under operating leases are $3,428, 1997; $3,120, 1998; $2,529, 1999; $2,200, 2000; $2,200, 2001; and
$28,845, total.

NOTE 7: COMMON STOCK

     Prior to the Distribution, the Company increased its authorized capital stock to 50,000,000 shares of common stock, declared a stock dividend and issued 4,403,560 additional shares of its common stock to Edison Brothers. Also prior to the Distribution, the Company issued a total of approximately 777,275 shares of its common stock to the Co-Chief Executive Officers of the Company, and three other non-management minority shareholders, including the principals of Sandell Investments (collectively, the "Minority Owners") in exchange for the Minority Owner's 20% interest in the Company's predecessor-in-interests. The transaction which was accounted for as an acquisition of a minority interest which resulted in goodwill of approximately $8,952. Edison Brothers then distributed all of its shares of the Company to the holders of Edison Brothers common stock.

     In 1995 the Company completed a public offering of common stock for the sale of 2,070,000 shares at $15.00 per share for net proceeds of approximately $28,653, after deducting related offering costs.

     In 1995 the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 450,000 shares of common stock. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are excercisable 20% per year after one year from the date of grant.

     In connection with the Distribution, the Company granted, on the date of the Distribution, non-qualified stock options to certain minority shareholders entitling them to purchase Company common stock equal to 2% of the total Company common stock outstanding immediately prior to the Distribution (approximately 104,000 shares). The per share exercise price for each such option is $15.00. Twenty percent of such options shall be exercisable seven months after the public offering by the Company of its common stock which was completed in October 1995. Thereafter, 20% of such options shall become exercisable on the second, third, fourth and fifth anniversary of the Distribution.

     In 1996 the Company adopted a stock option plan for outside directors (the "Directors Plan"). A total of 100,000 shares of common stock are subject to the Directors Plan. The options granted under the Directors Plan vest ratably over a three year period.

     Pro forma information regarding net income and earnings per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.75% and 5.89%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .344; and a weighted-average life of the option of 4.75 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models requre the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different form those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Because SFAS 123 requires compensation expense to be recognized over the vesting period the impact on pro forma net income and pro forma earning per common share as reported below may not be representative of pro forma compensation expense in future years. The Company's pro forma information follows :

                                                 1996       1995
                                               --------   --------
Net income, as reported                        $  6,340   $  2,922

Pro forma net income                           $  6,057   $  2,782

Earnings per common share, as reported         $    .87   $    .50

Pro forma earnings per common share            $    .83   $    .48

     A summary of the Company's stock option activity, and related information is as follows:

                                              1996                           1995
                                              ----                           ----
                                        Options    Weighted-Average   Options    Weighted-Average
                                                    Exercise Price                Exercise Price
                                                    --------------                --------------
Outstanding - beginning of year            255        $  16.93           --             --

Granted                                    110        $  16.11            255       $  16.93

Exercised                                   (1)       $  18.25           --             --

Forfeited                                   (8)       $  17.38           --             --

Outstanding  end of year                   356        $  16.66            255       $  16.93

Exercisable at end of year                  50        $  16.90           --             --

Weighted-average fair value of options

granted during the year                  $5.85                         $6.83

     Exercise prices for options outstanding as of February 2, 1997 ranged from $15.00 to $18.25. The weighted-average remaining contractual life of those options is 8.6 years.

     Under a Shareholder Protection Rights Plan adopted by the Company, each share of outstanding common stock includes a right which entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for seventy five dollars. Rights attach to all new shares of common stock whether newly issued or issued from treasury stock and become exercisable only under certain conditions involving actual or potential acquisitions of the Company's common stock. Depending on the circumstances, all holders except the acquiring person may be entitled to 1) acquire such number of shares of Company common stock as have a market value at the time of twice the exercise price of each right, or 2) exchange a right for one share of Company common stock or one-hundredth of a share of the Series A Junior Participating Preferred Stock, or 3) receive shares of the acquiring company's common stock having a market value equal to twice the exercise price of each right. The rights remain in existence until ten years after the Distribution, unless they are redeemed (at one cent per right).

NOTE 8: RELATED PARTY ACTIVITY

     Edison Brothers provided certain general and administrative services to the Company prior to the Distribution, including legal, accounting, benefit plan administration, data processing, personnel and payroll, tax filing and investment services. The expenses of providing these services were allocated to the Company based on utilization or other methods which management believes to be reasonable. These allocations were $373 and $675, in 1995 and 1994, respectively. Subsequent to the Distribution, Edison Brothers agreed to continue to provide the same services to the Company under a Transaction Services Agreement at Edison Brothers' cost plus a 10% profit. The expenses charged for these services subsequent to the spin-off transaction were $75 and $368 in 1996 and 1995, respectively. The Transaction Services Agreement expired on June 29, 1996.

     Edison Brothers charged rent on certain of the Company's facilities. Rent expense for 1995 and 1994 amounted to $1,444 and $3,533, respectively.

     The Company is party to a consulting agreement with Sandell Investments ("Sandell"), a partnership the principals of which are non-management stockholders of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave & Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 1996, 1995 and 1994, the maximum fee provided for under the agreement.

     Pursuant to employment agreements executed in connection with its initial acquisition of the Dave & Buster's operations, the Company was obligated to make payments (the "Earn-out Compensation") to the Co-Chief Executive Officers of the Company and, under the consulting agreement discussed in the preceding paragraph, to Sandell. The Earn-out Compensation was based on a multiple of the Company's after-tax earnings from the first five Complexes during the one-year period ending August 1, 1995.

Pursuant to an agreement dated July 11, 1994 (the "Transaction Agreement"), the Company paid an aggregate of $10,000 (less prior advances and loans by the Company to the Co-Chief Executive Officers of the Company) as a non-refundable advance against the obligation to pay the Earn-out Compensation.

NOTE 9:  EMPLOYEE BENEFIT PLAN

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.

NOTE 10: CONTINGENCIES

     The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

     In March 1997 Edison Brothers filed its disclosure statement in connection with Edison's bankruptcy proceedings. The disclosure statement identifies a possible claim on behalf of Edison creditors to recover the value of certain real property owned by the Company. No such claim has been asserted against the Company. The Company believes that such a claim would be without merit.


NOTE 11: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      First      Second      Third      Fourth
Fiscal 1996
Total revenues ...................................   $ 20,217   $ 21,145   $ 20,096   $ 27,317
Operating income .................................      2,433      2,370      2,354      3,564
Net income .......................................      1,419      1,418      1,419      2,084
Earnings per common share ........................   $    .20   $    .20   $    .20   $    .29
Weighted average number
     of common shares outstanding ................      7,267      7,267      7,268      7,268

Fiscal 1995
Total revenues ...................................   $ 12,267   $ 11,855   $ 11,720   $ 16,702
Operating income .................................      1,521        268      1,044      2,075
Net income .......................................        863        148        569      1,342
Earnings per common share ........................   $    .17   $    .03   $    .10   $    .19
Weighted average number
     of common shares outstanding ................      5,197      5,197      5,514      7,242

REPORT OF INDEPENDENT AUDITORS
DAVE & BUSTER'S, INC.


STOCKHOLDERS AND BOARD OF DIRECTORS
DAVE & BUSTER'S, INC.

     We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of February 2, 1997 and February 4, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 2, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at February 2, 1997 and February 4, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 1997, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP

Dallas, Texas
March 21, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------
3.1      Restated Articles of Incorporation of the Company.  (2)

3.2      Bylaws of the Company.  (2)

10.2     Tax Sharing Agreement, dated June 16, 1995 (2)

10.3     Merger Agreement, dated June 20, 1995 (2)

10.6     Lease Guarantee Agreement, dated June 16, 1995 (2)

10.7 Rights Agreement between the Company and Rights Agent, dated June 16, 1995 (2)

10.8     1995 Stock Option Plan.  (3)

10.9     Stock Option Plan for Outside Directors  (4)

10.10    Special Distribution Employee Bonus Plan, dated June 20, 1995.  (2)

10.11    Employment Agreement for Co-Chief Executive Officers, dated
         June 16, 1995 (2)

10.12    Form of Indemnity Agreements with Executive Officers and Directors (3)

10.13    Transaction Agreement, dated July 11, 1994, among the Company, Edison
         Brothers, D&B Holding and certain other parties and first amendment thereto (2)

10.14    Standstill/Registration Rights Agreement between the Company and the
         Minority Owners, dated June 20, 1995 (2)

10.15    International Area Development Agreement between the Company and
         Milton Keynes Entertainment Company Limited (1)

21.1     Subsidiaries of the Company.  (4)

23       Independent Auditors' Consent.  (4)

27       Financial Data Schedule.  (4)

99       Proxy Statement, dated May 12, 1997.  (5)

--------------------------

(1) Filed as Exhibit to Form S-1 (file no. 33-96406) and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(3) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(4)  Filed herewith.

(5)  To be filed with the Commission on or before May 12, 1997.