Form 10-Q
period 1997-05-04
DAVE & BUSTERS INC
filed 1997-06-16
CIK 943823

      ==================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                               ------------------

                                   FORM 10-Q

  X       QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT FOR THE QUARTER ENDED MAY 4,1997.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          ACT OF 1934 FOR THE TRANSACTION PERIOD FROM         TO        .
-----                                                 -------    -------


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 16, 1997 was 7,268,856 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    13 Weeks Ended
                                                                 -----------------------
                                                                  May 4,         May 5,
                                                                   1997           1996
                                                                 ---------     ---------
Food and beverage revenues                                       $  14,778     $  11,085
Amusement and other revenues                                        13,854         9,132
                                                                 ---------     ---------
           Total revenues                                           28,632        20,217
                                                                 ---------     ---------

Cost of revenues                                                     5,533         4,176
Operating payroll and benefits                                       7,972         5,809
Other restaurant operating expenses                                  7,143         4,748
General and administrative expenses                                  1,886         1,335
Depreciation and amortization expense                                1,844         1,230
Preopening cost amortization                                           778           486
                                                                 ---------     ---------
           Total costs and expenses                                 25,156        17,784
                                                                 ---------     ---------

Operating income                                                     3,476         2,433
Interest (income) expense, net                                         197           (15)
                                                                 ---------     ---------

Income before provision for income taxes                             3,279         2,448
Provision for income taxes                                           1,278         1,029
                                                                 ---------     ---------

Net income                                                       $   2,001     $   1,419
                                                                 =========     =========

Earnings per common share                                        $    0.28     $    0.20
                                                                 =========     =========

Weighted average number of  common shares outstanding                7,268         7,267











See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                            May 4,
                                                                             1997       February 2,
                                                                          (unaudited)      1997
                                                                           ---------     ---------
Current assets:
    Cash and cash equivalents                                              $     125     $     358
    Inventories                                                                4,819         3,890
    Prepaid expenses                                                           1,460           881
    Preopening costs                                                           2,276         1,947
    Other current assets                                                         813         1,019
                                                                           ---------     ---------
           Total current assets                                                9,493         8,095
Property and equipment, net                                                   85,588        82,037
Goodwill, net of accumulated amortization of $836 and $741                     8,872         8,920
Other assets                                                                     335           384
                                                                           ---------     ---------
                                                                           $ 104,288     $  99,436
                                                                           =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $   3,149     $   3,174
    Accrued liabilities                                                        1,897         1,747
    Income taxes payable                                                       2,123           924
    Deferred income taxes                                                      1,247         1,173
                                                                           ---------     ---------
           Total current liabilities                                           8,416         7,018
Deferred income taxes                                                          2,064         2,075
Other liabilities                                                                822           727
Long-term debt                                                                15,619        14,250
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                            0             0
    Common stock, $0.01 par value, 50,000,000 authorized;
        7,268,056 shares issued and outstanding as of May 4, 1997
        and February 2, 1997                                                      73            73
    Paid in capital                                                           66,999        66,999
    Retained earnings                                                         10,295         8,294
                                                                           ---------     ---------
           Total stockholders' equity                                         77,367        75,366
                                                                           ---------     ---------
                                                                           $ 104,288     $  99,436
                                                                           =========     =========

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                      Common Stock
                                   -------------------     Paid in     Retained
                                   Shares       Amount     Capital     Earnings     Total
                                   -------     -------     -------     -------     -------
Balance, February 2, 1997            7,268     $    73     $66,999     $ 8,294     $75,366

Net income                               0           0           0       2,001       2,001
                                   -------     -------     -------     -------     -------

Balance, May 4, 1997                 7,268     $    73     $66,999     $10,295     $77,367
                                   =======     =======     =======     =======     =======













See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                 13 Weeks Ended
                                                                 --------------
                                                              May 4,          May 5,
                                                               1997            1996
                                                            ----------      ----------
Cash flows from operating activities
    Net income                                              $    2,001      $    1,419
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                             2,622           1,716
       Provision for deferred income taxes                          63             (73)
       Changes in assets and liabilities
         Inventories                                              (929)            (45)
         Prepaid expenses                                         (579)           (118)
         Preopening costs                                       (1,107)           (822)
         Other assets                                              205             (54)
         Accounts payable                                          (25)           (486)
         Accrued liabilities                                       150             135
         Income taxes payable                                    1,199             387
         Other liabilities                                          96             184
                                                            ----------      ----------
       Net cash provided by operating activities                 3,696           2,243
Cash flows from investing activities
    Capital expenditures                                        (5,298)         (6,740)
Cash flows from financing activities
    Borrowings under long-term debt                              5,669           2,000
    Repayments of long-term debt                                (4,300)              0
                                                            ----------      ----------
       Net cash provided by financing activities                 1,369           2,000
                                                            ----------      ----------
Decrease in cash and cash equivalents                             (233)         (2,497)
Beginning cash and cash equivalents                                358           4,325
                                                            ----------      ----------

Ending cash and cash equivalents                            $      125      $    1,828
                                                            ==========      ==========









See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 4, 1997


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

NOTE 2: BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland and California.

NOTE 3: EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the period. Primary and fully diluted earnings per share are not materially different for the interim periods presented.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company does not believe that the adoption of this statement in the fourth quarter of fiscal 1997 will have a significant impact on the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended May 4, 1997 Compared to 13 Weeks Ended May 5, 1996

     Total revenues for the 13 weeks ended May 4, 1997 increased by 42% over the 13 weeks ended May 5, 1996. The increase was attributable to the Hollywood, Florida location being open the full quarter in 1997, the North Bethesda, Maryland location which opened in fiscal year 1996, the opening of the newest location in Ontario, California which opened on March 13, 1997, increased revenues at comparable stores and the addition of the Power Card which has increased chip buy-ins and allowed for greater pricing flexibility.

     Cost of revenues, as a percentage of revenues, decreased to 19.3% from 20.7% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with food and beverage revenues and a shift in revenue mix toward more amusement revenues. Operating payroll and benefits decreased to 27.8% from 28.7% in the prior comparable period. Operating payroll and benefits was lower due to cost reductions in variable labor offset by higher fixed labor costs. Other operating expenses increased to 24.9% compared to 23.5% in the prior comparable period. Other operating expenses were higher primarily due to increased occupancy costs associated with the additions of Hollywood, Florida, North Bethesda, Maryland and Ontario, California. The remainder of the increase was attributable to higher fixed costs at the stores.

     General and administrative costs increased by $551,000 over the prior comparable period as a result of increased administrative payroll, related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses remained level at 6.6% for both periods.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.1% from 8.5% due to the opening of Hollywood, Florida in the first quarter of 1996, North Bethesda, Maryland in the fourth of quarter of 1996 and Ontario, California in the first quarter of 1997 and the Power Card installations completed in the fourth quarter of 1996 and the first quarter of 1997.

     The effective tax rate for the first quarter of 1997 was 39% as compared to 42% for the comparable period last year and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

     Cash flows from operations increased from $2.2 million in the first 13 weeks of fiscal 1996 to $3.7 million in the first 13 weeks of fiscal 1997. This increase was due to the opening of Hollywood, Florida and North Bethesda, Maryland in the first and fourth quarters of fiscal 1996, respectively, and Ontario, California in the first quarter of 1997. The increase in cash flows from operations was reduced by an increase in inventories, prepaid costs and preopening costs related to the new openings.

     The Company has a secured revolving line of credit which permits borrowing up to a maximum of $23,500,000 at the prime interest rate (8.50% at May 4, 1997). The line of credit is secured by various assets including land, buildings and personal property. At May 4, 1997, $7,881,000 was available.

     On May 29, 1997, the Company secured a new $50,000,000 senior revolving credit facility. The facility is based on the London Interbank Offered Rate ("LIBOR") plus a margin based on the Company's leverage ratio. The arranger for the transaction was Chase Securities, Inc. with Texas Commerce Bank National Association acting as administrative agent for a syndicate of banks. The facility matures three years from date of closing. The facility has certain financial covenants requiring a maximum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores.

       The Company's plan is to open three new stores in fiscal 1997. The first store opened in Ontario, California during the first quarter on March 13, 1997. The next two stores will open in Cincinnati, Ohio and Denver, Colorado in the third and fourth quarters, respectively. In fiscal 1998, the Company's goal is to open four new stores. The Company estimates that its capital expenditures will be approximately $33.5 million and $38.3 million for 1997 and 1998, respectively. The Company intends to finance this development with cash flow from operations, the new credit facility described above and equipment leases.

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


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
              27 Financial Data Schedule

        (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the 13 weeks ended May 4, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DAVE & BUSTER'S, INC.


     Dated:  June 16, 1997              by    /s/ David O. Corriveau
             -------------                ----------------------------------
                                              David O. Corriveau
                                              Co-Chairman of the Board, Co-
                                              Chief Executive Officer and
                                              President


     Dated:  June 16, 1997              by:   /s/ Charles Michel
             -------------                 ---------------------------------
                                              Charles Michel
                                              Vice President,
                                              Chief Financial Officer and
                                              Treasurer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

27          Financial Data Schedule