Form 10-Q
period 1997-08-03
DAVE & BUSTERS INC
filed 1997-09-16
CIK 943823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                               ------------------

                                   FORM 10-Q

 X QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED AUGUST 3, 1997.
----

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



                        COMMISSION FILE NUMBER: 0-25858



                              -------------------



                             DAVE & BUSTER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          MISSOURI                                    43-1532756
 (State of Incorporation)                   I.R.S. Employer Identification No.)

        2751 ELECTRONIC LANE
            DALLAS, TEXAS                                75220
(Address of Principal Executive Offices)               (Zip Code)


              Registrant's telephone number, including area code:
                                 (214) 357-9588


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 16, 1997 was 10,917,534 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    13 Weeks Ended                26 Weeks Ended
                                                                 -------------------            ------------------
                                                                August 3,    August 4,        August 3,     August 4,
                                                                 1997           1996            1997          1996
                                                                 ----           ----            ----          ----
Food and beverage revenues                                     $ 14,655     $ 11,464         $ 29,433      $ 22,549
Amusement and other revenues                                     15,016        9,681           28,870        18,813
                                                               --------     --------         --------      --------
           Total revenues                                        29,671       21,145           58,303        41,362

Cost of revenues                                                  5,760        4,315           11,293         8,491
Operating payroll and benefits                                    8,416        6,284           16,388        12,093
Other restaurant operating expenses                               7,594        4,728           14,737         9,476
General and administrative expenses                               1,947        1,337            3,833         2,672
Depreciation and amortization expense                             2,021        1,381            3,865         2,611
Preopening cost amortization                                        717          730            1,495         1,216
                                                               --------     --------         --------      --------
           Total costs and expenses                              26,455       18,775           51,611        36,559
                                                               --------     --------         --------      --------

Operating income                                                  3,216        2,370            6,692         4,803
Interest (income) expense, net                                      283         (26)              480          (41)
                                                               --------     --------         --------      --------

Income before provision for income taxes                          2,933        2,396            6,212         4,844
Provision for income taxes                                        1,144          978            2,422         2,007
                                                               --------     --------         --------      --------

Net income                                                     $  1,789     $  1,418         $  3,790      $  2,837
                                                               ========     ========         ========      ========

Earnings per common share                                      $   0.16     $   0.13         $   0.35      $   0.26
                                                               ========     ========         ========      ========

Weighted average number of common shares outstanding             10,907       10,901           10,905        10,901








See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                               13 Weeks Ended               26 Weeks Ended
                                                           ----------------------       ----------------------
                                                           August 3,    August 4,       August 3,    August 4,
                                                             1997         1996            1997         1996
                                                           ---------    ---------       ---------    ---------
Food and beverage revenues                                  $14,655      $11,464         $29,433      $22,549
Amusement and other revenues                                 15,016        9,681          28,870       18,813
                                                            -------      -------         -------      -------
        Total revenues                                       29,671       21,145          58,303       41,362

Cost of revenues                                              5,760        4,315          11,293        8,491
Operating payroll and benefits                                8,416        6,284          16,388       12,093
Other restaurant operating expenses                           7,594        4,728          14,737        9,476
General and administrative expenses                           1,947        1,337           3,833        2,672
Depreciation and amortization expense                         2,021        1,381           3,865        2,611
Preopening cost amortization                                    717          730           1,495        1,216
                                                            -------      -------         -------      -------
        Total costs and expenses                             26,455       18,775          51,611       36,559
                                                            -------      -------         -------      -------

Operating income                                              3,216        2,370           6,692        4,803
Interest (income) expense, net                                  283          (26)            480          (41)
                                                            -------      -------         -------      -------

Income before provision for income taxes                      2,933        2,396           6,212        4,844
Provision for income taxes                                    1,144          978           2,422        2,007
                                                            -------      -------         -------      -------

Net income                                                  $ 1,789      $ 1,418         $ 3,790      $ 2,837
                                                            =======      =======         =======      =======

Earnings per common share                                   $  0.16      $  0.13         $  0.35      $  0.26
                                                            =======      =======         =======      =======

Weighted average number of common shares outstanding         10,907       10,901          10,905       10,901







See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                                                August 3,
                                                                                                  1997       February 2,
                                                                                               (unaudited)      1997
                                                                                             -------------   -----------
Current assets:
    Cash and cash equivalents                                                                $   1,359         $    358
    Inventories                                                                                  4,870            3,890
    Prepaid expenses                                                                             1,670              881
    Preopening costs                                                                             2,142            1,947
    Other current assets                                                                         1,284            1,019
                                                                                             ---------         --------
           Total current assets                                                                 11,325            8,095
Property and equipment, net                                                                     92,593           82,037
Goodwill, net of accumulated amortization of $931 and $741                                       8,777            8,920
Other assets                                                                                       791              384
                                                                                             ---------         --------
         Total assets                                                                        $ 113,486         $ 99,436
                                                                                             =========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                         $   2,814         $  3,174
    Accrued liabilities                                                                          2,791            1,747
    Income taxes payable                                                                           394              924
    Deferred income taxes                                                                        1,507            1,173
                                                                                             ---------         --------
           Total current liabilities                                                             7,506            7,018
Deferred income taxes                                                                            2,235            2,075
Other liabilities                                                                                  885              727
Long-term debt                                                                                  23,500           14,250
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                                              0                0
    Common stock, $0.01 par value, 50,000,000 authorized;
        10,916,034 and 10,902,084 shares issued and outstanding
         as of August 3, 1997 and February 2, 1997, respectively                                   109              109
    Paid in capital                                                                             67,203           66,999
    Retained earnings                                                                           12,048            8,258
                                                                                             ---------         --------
           Total stockholders' equity                                                           79,360           75,366
                                                                                             ---------         --------
                                                                                             $ 113,486         $ 99,436
                                                                                             =========         ========


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          Common Stock
                                                         ---------------     Paid in    Retained
                                                         Shares   Amount     Capital     Earnings      Total
                                                         ------   ------     -------    ---------      -----
Balance, February 2, 1997                                10,902    $ 109    $ 66,999    $  8,258    $ 75,366

Stock options exercised                                      14        0         167           0         167

Tax benefit related to
  options exercised                                           0        0          37           0          37

Net income                                                    0        0           0       3,790       3,790
                                                         ------    -----    --------    --------    --------

Balance, August 3, 1997                                  10,916    $ 109    $ 67,203    $ 12,048    $ 79,360
                                                         ======    =====    ========    ========    ========






























See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  26 Weeks Ended
                                                                            ---------------------------
                                                                            August 3,         August 4,
                                                                              1997              1996
                                                                            ---------         ---------
Cash flows from operating activities
    Net income                                                             $  3,790           $ 2,837
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                          5,360             2,111
       Provision for deferred income taxes                                      494               (41)
       Changes in assets and liabilities
         Inventories                                                           (980)             (430)
         Prepaid expenses                                                      (789)             (286)
         Preopening costs                                                    (1,690)             (666)
         Other assets                                                          (725)              203
         Accounts payable                                                      (360)             (104)
         Accrued liabilities                                                  1,044              (320)
         Other liabilities                                                     (335)             (123)
                                                                           --------           -------
Net cash provided by operating activities                                     5,809             3,181
Cash flows from investing activities
    Capital expenditures                                                    (14,225)          (11,121)
Cash flows from financing activities
    Proceeds from issuance of common stock                                      167                18
    Borrowings under long-term debt                                          31,911             4,000
    Repayments of long-term debt                                            (22,661)                0
                                                                           --------           -------
Net cash provided by financing activities                                     9,417             4,018
                                                                           --------           -------
Cash provided (used)                                                          1,001            (3,922)
Beginning cash and cash equivalents                                             358             4,325
                                                                           --------           -------

Ending cash and cash equivalents                                           $  1,359           $   403
                                                                           ========           =======









See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 3, 1997


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

     On August 14, 1997, the Company declared a three-for-two split in the form of a stock dividend to stockholders of record as of August 25, 1997. The stock dividend is expected to be distributed September 15, 1997. All share and per share information has been adjusted to give effect to the three-for-two split in the form of a stock dividend.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended August 3, 1997 Compared to 13 Weeks Ended August 4, 1996

     Total revenues for the 13 weeks ended August 3, 1997 increased by 40% over the 13 weeks ended August 4, 1996. The increase in revenues was primarily attributable to the North Bethesda, Maryland and Ontario, California locations, which opened in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, respectively. Increased revenues at comparable Complexes and the addition of the Power Card also contributed to the increase in total revenues. Total revenues also increased due to the opening of the first Complex under the Bass licensing agreement. Total revenues for the fiscal 1997 period from the Bass agreement were $145,000.

     Cost of revenues, as a percentage of revenues, decreased to 19.4% from 20.4% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with beverage revenues and a shift in the revenue mix towards more amusement revenues. Operating payroll and benefits decreased to 28.4% from 29.7% in the prior comparable period. Operating payroll and benefits was lower due to cost reductions in variable and fixed labor and leverage from increased revenues. Other operating expenses increased to 25.6% compared to 22.4% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with the addition of the North Bethesda, Maryland and Ontario, California locations as well as higher fixed costs at the Complexes.

     General and administrative costs increased $610,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.6% compared to 6.3% for the comparable prior period.

     Depreciation and amortization expense increased $640,000 over the prior comparable period as a result of the opening of the North Bethesda, Maryland and Ontario, California locations subsequent to the fiscal 1996 period. As a percentage of revenues, depreciation and amortization increased to 6.8% from 6.5% for the comparable prior period. Preopening cost amortization decreased to 2.4% compared to 3.5% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

     The effective tax rate for the second quarter of 1997 was 39.0% as compared to 40.8% for the comparable period last year and was the result of a lower effective state tax rate.

Results of Operations - 26 Weeks Ended August 3, 1997 Compared to 26 Weeks Ended August 4, 1996

     Total revenues for the 26 weeks ended August 3, 1997 increased by 41% over the 26 weeks ended August 4, 1996. The increase in revenues was primarily attributable to the Hollywood, Florida location being open the full 26 weeks in fiscal 1997 and the inclusion in the fiscal 1997 period of the North Bethesda, Maryland and Ontario, California locations, which opened in the fourth quarter of fiscal 1996 and first quarter of fiscal 1997, respectively. Increased revenues at comparable Complexes and the addition of the Power Card also contributed to the increase in total revenues. Total revenues also increased due to the opening of the first Complex under the Bass licensing agreement. Total revenues for the fiscal 1997 period from the Bass agreement were $145,000.

     Cost of revenues, as a percentage of revenues, decreased to 19.4% from 20.5% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with food and beverage revenues and a shift in revenue mix toward more amusement revenues. Operating payroll and benefits decreased to 28.1% from 29.2% in the prior comparable period. Operating payroll and benefits was lower due to cost reductions in variable and fixed labor and leverage from increased revenues. Other operating expenses increased to 25.3% compared to 22.9% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with a full 26 weeks of revenues in the fiscal 1997 period for the Hollywood, Florida location, the addition of the North Bethesda, Maryland and Ontario, California locations and higher fixed costs at the Complexes.

     General and administrative costs increased $1.2 million over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased slightly to 6.6% compared to 6.5% for the comparable prior period.

     Depreciation and amortization expense, as a percentage of revenues, increased to 6.6% from 6.3% for the comparable prior period. This was due to the inclusion of the Hollywood, Florida location for the full 26 weeks in fiscal 1997 and the opening of the North Bethesda, Maryland and Ontario, California locations subsequent to the fiscal 1996 period. As a percentage of revenues, preopening cost amortization decreased to 2.6% compared to 2.9% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

     The effective tax rate for the 26 weeks ended August 3, 1997 was 39.0% compared to 41.4% for the comparable period of fiscal 1996 and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

       Cash flows from operations increased from $3.2 million in the first 26 weeks of fiscal 1996 to $5.8 million in the first 26 weeks of fiscal 1997. The increase was a result of the Hollywood, Florida location being open for the full 26 week period, the North Bethesda, Maryland location opening in the fourth quarter of fiscal 1996 and the Ontario, California location opening in the first quarter of fiscal 1997. The increase in cash flows from operations was reduced by an increase in inventories, prepaid costs, preopening costs and other assets related to the new openings.

       On May 29, 1997, the Company secured a $50,000,000 senior revolving line of credit and closed its previous $23,500,000 revolving line of credit. At August 3, 1997, $22.8 million was available under this facility. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.0% at August 3, 1997). The facility, which matures in May 2000, has certain financial covenants including minimum consolidated tangible net worth, maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new Complexes.

       The Company's plan is to open three new Complexes in fiscal 1997. The first Complex opened in Ontario, California during the first quarter on March 13, 1997. The next two Complexes will open in Cincinnati, Ohio and Denver, Colorado in the third and fourth quarters, respectively. In fiscal 1998, the Company's goal is to open four new Complexes. The Company estimates that its capital expenditures will be approximately $41 million and $42 million for 1997 and 1998, respectively. These amounts are inclusive of approximately $250,000 to $375,00 of capitalized maintenance and improvements for each existing Complex in each year and costs associated with the construction of the Company's new corporate headquarters. The Company intends to finance this development with cash flow from operations, the new credit facility described above and equipment leases.

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

     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 10.1 Credit Agreement, dated May 21, 1997, among the Company, Texas Commerce Bank National Association (as agent) and the banks named therein.

                 27 Financial Data Schedule

           (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the 26 weeks ended August 3, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DAVE & BUSTER'S, INC.


     Dated:  September 16, 1997           by       /s/ David O. Corriveau
             ------------------              -----------------------------
                                                  David O. Corriveau
                                                  Co-Chairman of the Board, Co-
                                                  Chief Executive Officer and
                                                  President


     Dated:  September 16, 1997           by:     /s/ Charles Michel
             ------------------              -----------------------
                                                   Charles Michel
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer

                                 EXHIBIT INDEX



10.1 Credit Agreement, dated May 21, 1997, among the Company, Texas Commerce Bank National Association (as agent) and the banks named therein.

27 Financial Data Schedule