Form 10-Q
period 1997-11-02
DAVE & BUSTERS INC
filed 1997-12-17
CIK 943823

             _____________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                               __________________

                                   FORM 10-Q

  X      QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ___     EXCHANGE ACT FOR THE QUARTER ENDED NOVEMBER 2, 1997.

 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM
         ___________ T0 ____________.



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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 15, 1997 was 13,017,534 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                13 Weeks Ended               39 Weeks Ended
                                                                --------------               --------------
                                                           November 2,    November 3,    November 2,    November 3,
                                                              1997          1996            1997           1996
                                                              ----          ----            ----           ----
Food and beverage revenues                                   $15,458        $11,086        $44,891        $33,635
Amusement and other revenues                                  15,382          9,010         44,252         27,823
                                                             -------         ------        -------        -------
           Total revenues                                     30,840         20,096         89,143         61,458

Cost of revenues                                               6,109          4,187         17,402         12,678
Operating payroll and benefits                                 8,997          5,668         25,385         17,761
Other restaurant operating expenses                            7,893          4,523         22,630         13,999
General and administrative expenses                            2,115          1,216          5,948          3,888
Depreciation and amortization expense                          2,238          1,381          6,103          3,992
Preopening cost amortization                                     833            767          2,328          1,983
                                                             -------         ------        -------        -------
           Total costs and expenses                           28,185         17,742         79,796         54,301
                                                             -------         ------        -------        -------
Operating income                                               2,655          2,354          9,347          7,157
Interest (income) expense, net                                   138           (11)            618            (52)
                                                             -------         ------        -------        -------
Income before provision for income taxes                       2,517          2,365          8,729          7,209
Provision for income taxes                                       982            946          3,404          2,953
                                                             -------         ------        -------        -------
Net income                                                   $ 1,535        $ 1,419        $ 5,325        $ 4,256
                                                             =======        =======        =======        =======

Earnings per common share                                    $  0.14        $  0.13        $  0.48        $  0.39
                                                             =======        =======        =======        =======

Weighted average number of common shares outstanding          11,300         10,902         11,036         10,901





See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                          November 2,
                                                                            1997                               February 2,
                                                                         (unaudited)                              1997
                                                                          ---------                             ---------
Current assets:
   Cash and cash equivalents                                              $  35,575                             $     358
   Inventories                                                                5,491                                 3,890
   Prepaid expenses                                                           1,551                                   881
   Preopening costs                                                           2,802                                 1,947
   Other current assets                                                       1,966                                 1,019
                                                                          ---------                             ---------
           Total current assets                                              47,385                                 8,095
Property and equipment, net                                                 104,024                                82,037
Goodwill, net of accumulated amortization of $1,026 and $741                  8,682                                 8,920
Other assets                                                                    803                                   384
                                                                          ---------                             ---------
        Total assets                                                      $ 160,894                             $  99,436
                                                                          =========                             =========


                                          LIABILITIES  AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $   4,484                             $   3,174
   Accrued liabilities                                                        3,125                                 1,747
   Income taxes payable                                                           0                                   924
   Deferred income taxes                                                      1,416                                 1,173
                                                                          ---------                             ---------
           Total current liabilities                                          9,025                                 7,018
Deferred income taxes                                                         3,202                                 2,075
Other liabilities                                                               849                                   727
Long-term debt                                                               18,000                                14,250
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                            0                                     0
   Common stock, $0.01 par value, 50,000,000 authorized;
       13,017,534 and 10,902,084 shares issued and outstanding
        as of November 2, 1997 and February 2, 1997, respectively               130                                   109
   Paid in capital                                                          116,115                                66,999
   Retained earnings                                                         13,573                                 8,258
                                                                          ---------                             ---------
           Total stockholders' equity                                       129,818                                75,366
                                                                          ---------                             ---------

                                                                          $ 160,894                             $  99,436
                                                                          =========                             =========

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                Common Stock
                                                ------------           Paid in      Retained
                                            Shares      Amount         Capital      Earnings         Total
                                            ------      ------         -------      --------         -----
Balance, February 2, 1997                  10,902         $109      $ 66,999        $ 8,258        $ 75,366

Stock options exercised                        16            0           215              0             215

Tax benefit related to
  Options exercised                             0            0            37              0              37

Purchase of fractional shares
  From three-for-two stock split                0            0             0            (10)            (10)

Issuance of common stock,
  net of offering costs                     2,100           21        48,864              0          48,885

Net income                                      0            0             0          5,325           5,325
                                           ------         ----      --------        -------        --------

Balance, November 2, 1997                  13,018         $130      $116,115        $13,573        $129,818
                                           ======         ====      ========        =======        ========


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                            39 Weeks Ended
                                                                            --------------
                                                                      November 2,       November 3,
                                                                         1997              1996
                                                                      ----------        ----------
Cash flows from operating activities
   Net income                                                         $    5,325        $    4,256
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and amortization                                        8,431             5,975
      Provision for deferred income taxes                                  1,370               333
      Changes in assets and liabilities
         Inventories                                                      (1,601)             (891)
         Prepaid expenses                                                   (670)             (272)
         Preopening costs                                                 (3,183)           (1,680)
         Other assets                                                     (1,385)              625
         Accounts payable                                                  1,310                27
         Accrued liabilities                                               1,378              (452)
         Other liabilities                                                  (802)              279
                                                                      ----------        ----------
Net cash provided by operating activities                                 10,173             8,200
Cash flows from investing activities
   Capital expenditures                                                  (27,796)          (20,828)
Cash flows from financing activities
   Proceeds from issuance of common stock                                 48,885                 0
   Proceeds from options exercised                                           215                18
   Purchase of fractional shares                                             (10)                0
   Borrowings under long-term debt                                        36,411             9,700
   Repayments of long-term debt                                          (32,661)           (1,300)
                                                                      ----------        ----------
Net cash provided by financing activities                                 52,840             8,418
                                                                      ----------        ----------
Cash provided (used)                                                      35,217            (4,210)
Beginning cash and cash equivalents                                          358             4,325
                                                                      ----------        ----------
Ending cash and cash equivalents                                      $   35,575        $      115
                                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 2, 1997


                                  (UNAUDITED)


NOTE 1:      RESULTS OF OPERATIONS

    The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

NOTE 2:      BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly- owned subsidiaries. all material intercompany accounts and transactions have been eliminated in consolidation. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California and Ohio.

NOTE 3:      EARNINGS PER COMMON SHARE

    Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive options outstanding during the period. Primary and fully diluted earnings per share are not materially different for the interim periods presented.

    On August 14, 1997, the Company declared a three-for-two split in the form of a stock dividend to stockholders of record as of August 25, 1997. The stock dividend was distributed September 15, 1997. All share and per share information has been adjusted to give effect to the three-for-two split in the form of a stock dividend.

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") no. 128, "earnings per share". The Company does not believe that the adoption of this statement in the fourth quarter of fiscal 1997 will have a significant impact on the Company.

NOTE 4:      STOCK OFFERING

    On October 16, 1997, the Company completed a public offering of common stock for the sale of 1,800,000 shares at $24.75 per share for net proceeds of
$41,887,000, after deducting related offering costs.   On October 22, 1997, an
additional 300,000 shares of common stock were sold as a result of the Company's underwriters exercising an option granted by the Company in connection with the public offering. These shares were sold at $24.75 per share for net proceeds of $6,998,000, after deducting related offering costs.

NOTE 5:      CONTINGENCIES

    In October 1997, an entity owned by the creditors of Edison Brothers filed a lawsuit against multiple parties, including former Edison Brothers shareholders, Edison family members and the Company, seeking recovery in connection with the Spin-Off and certain related transactions. Although no assurance can be made with respect to the results of the litigation, the Company believes that the claims asserted against the Company are without merit, and the Company intends to vigorously defend itself.

    In addition, from time to time, the Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended November 2, 1997 Compared to 13 Weeks Ended November 3, 1996

    Total revenues for the 13 weeks ended November 2, 1997 increased by 53% over the 13 weeks ended November 3, 1996. The increase in revenues was primarily attributable to the North Bethesda, Maryland, Ontario, California and Cincinnati, Ohio locations, which opened in the fourth quarter of fiscal 1996, the first quarter of fiscal 1997 and the third quarter of fiscal 1997, respectively. Increased revenues at comparable stores and the addition of the Power Card also contributed to the increase in total revenues. Total revenues also increased due to the opening of the first store under the Bass licensing agreement. Total revenues for the third quarter of fiscal 1997 from the Bass agreement were $50,000.

    Cost of revenues, as a percentage of revenues, decreased to 19.8% from 20.8% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with beverage revenues and a shift in the revenue mix towards more amusement revenues offset by increased costs associated with food revenues primarily in meat and produce. Operating payroll and benefits increased to 29.2% from 28.2% in the prior comparable period due to increased minimum wage and higher variable payroll costs. Other operating expenses increased to 25.6% compared to 22.5% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with the addition of the North Bethesda, Maryland, Ontario, California and Cincinnati, Ohio locations as well as higher fixed costs at the stores.

    General and administrative costs increased $899,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.9% compared to 6.1% for the comparable prior period.

    Depreciation and amortization expense increased $857,000 over the prior comparable period as a result of the opening of the North Bethesda, Maryland, Ontario, California and Cincinnati, Ohio locations. Power Card installations completed in the fourth quarter of 1996 and the first quarter of 1997 also contributed to this increase. As a percentage of revenues, depreciation and amortization increased to 7.3% from 6.9% for the comparable prior period. Preopening cost amortization decreased to 2.7% compared to 3.8% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

The effective tax rate for the third quarter of 1997 was 39.0% as compared to 40.0% for the comparable period last year and was the result of a lower effective state tax rate.

Results of Operations - 39 Weeks Ended November 2, 1997 Compared to 39 Weeks Ended November 2, 1996

    Total revenues for the 39 weeks ended November 2, 1997 increased by 45% over the 39 weeks ended November 3, 1996. The increase in revenues was primarily attributable to the Hollywood, Florida and North Bethesda, Maryland locations open for the full 39 weeks in fiscal 1997 and the inclusion of the Ontario, California and Cincinnati, Ohio locations, which opened in the first and third quarters of fiscal 1997, respectively. Increased revenues at comparable stores and the addition of the Power Card also contributed to the increase in total revenues. Total revenues also increased due to the opening of the first store under the Bass licensing agreement. Total revenues for the fiscal 1997 period from the Bass agreement were $195,000.

    Cost of revenues, as a percentage of revenues, decreased to 19.5% from 20.6% in the prior comparable period. The decrease in cost of revenues was a result of lower costs associated with food and beverage revenues and a shift in revenue mix toward more amusement revenues. Operating payroll and benefits decreased to 28.5% from 28.9% in the prior comparable period. Operating payroll and benefits was lower due to cost reductions in variable labor and leverage from increased revenues. Other operating expenses increased to 25.4% compared to 22.8% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with a full 39 weeks of revenues in the fiscal 1997 period for the Hollywood, Florida and North Bethesda, Maryland locations and the addition of the Ontario, California and Cincinnati, Ohio locations, which opened in the first and third quarters of fiscal 1997, respectively. Higher fixed costs at the store level also contributed to the increase in other operating expenses.

    General and administrative costs increased $2,060,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.7% compared to 6.3% for the comparable prior period.

    Depreciation and amortization expense, as a percentage of revenues, increased to 6.8% from 6.5% for the comparable prior period. This was due to the inclusion of the Hollywood, Florida and North Bethesda Maryland locations for the full 39 weeks in fiscal 1997 and the opening of the Ontario, California and Cincinnati, Ohio locations, which opened in the first quarter and third quarter of fiscal 1997, respectively. Power Card installations completed in the fourth quarter of 1996 and the first quarter of 1997 also contributed to this increase. As a percentage of revenues, preopening cost amortization decreased to 2.6% compared to 3.2% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

    The effective tax rate for the 39 weeks ended November 2, 1997 was 39.0% compared to 41.0% for the comparable period last year and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

      Cash flows from operations increased from $8.2 million in the first 39 weeks of fiscal 1996 to $10.2 million in the first 39 weeks of fiscal 1997. The increase was a result of the Hollywood, Florida and North Bethesda, Maryland locations being open for the full 39 week period and the Ontario, California and Cincinnati, Ohio locations opened in the first and third quarters of fiscal 1997. The increase in cash flows from operations was reduced by an increase in inventories, prepaid expenses, preopening costs and other assets related to the new openings and an increased store base.

      The Company has a senior revolving credit facility which permits borrowing up to a maximum of $50,000,000 at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.6% at November 2, 1997). The facility, which matures in May 2000, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. At November 2, 1997, $28,300,000 was available under the senior revolving credit facility.

      On October 16, 1997, the Company completed a public offering of common stock for the sale of 1,800,000 shares at $24.75 per share for net proceeds of $41,887,000, after deducting related offering costs. On October 22, 1997, an additional 300,000 shares of common stock were sold as a result of the Company's underwriters exercising an option granted by the Company in connection with the public offering. These shares were sold at $24.75 per share for net proceeds of $6,998,000, after deducting related offering costs. A portion of the net proceeds were used by the Company to reduce bank indebtedness with the remaining portion being used to open new stores and for general corporate purposes.

      The Company's plan is to open three new stores in fiscal 1997. The first store opened in Ontario, California during the first quarter on March 13, 1997. The second store opened in Cincinnati, Ohio during the third quarter on September 11, 1997. The third store will open in Denver, Colorado in the fourth quarter. In fiscal 1998, the Company's goal is to open four new stores. The Company estimates that its capital expenditures will be approximately $41.1 million and $41.5 million for 1997 and 1998, respectively. The Company intends to finance this development with cash flow from operations, the proceeds received from the secondary offering and the new credit facility.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 27 Financial Data Schedule

           (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the 39 weeks ended November 2, 1997.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DAVE & BUSTER'S, INC.


Dated:  December 17, 1997                by    /s/ David O. Corriveau
        -----------------                  --------------------------
                                               David O. Corriveau
                                               Co-Chairman of the Board,
                                               Co-Chief Executive Officer
                                               and President


Dated:  December 17, 1997                by:   /s/ Charles Michel
        -----------------                   -------------------------
                                               Charles Michel
                                               Vice President,
                                               Chief Financial Officer and
                                               Treasurer

                                 EXHIBIT INDEX



27  Financial Data Schedule