Form 10-K
period 1998-02-01
DAVE & BUSTERS INC
filed 1998-05-04
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1998         Commission File No.   0-25858

                              DAVE & BUSTER'S, INC.

             (Exact name of registrant as specified in its charter)

         Missouri                                             43-1532756
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

2481 Manana Drive, Dallas, Texas                                75220
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at April 28, 1998 was $295,896,138.

The number of shares of common stock outstanding at April 28, 1998 was 13,045,450 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated May 11, 1998, for its annual meeting of Stockholders on June 9, 1998, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                     PART I

Item 1.  BUSINESS.

         General

         Dave & Buster's, Inc. (the "Company") operates 12 large format, high-volume Restaurant/Entertainment Complexes ("Complexes") under the Dave & Buster's name. Each Dave & Buster's Complex offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's current large format, 50,000 to 60,000 square foot prototype Complex, is designed to promote easy access to, and maximize customer cross-over between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults.


         The Dave & Buster's Concept

         The Company seeks to differentiate itself by providing high quality dining, bar service and entertainment attractions in a comfortable, adult atmosphere. The key factors of the Company's market positioning and operating strategy are:

         Distinctive Concept. Each Dave & Buster's offers a distinctive combination of dining, bar service and entertainment. A full menu and complete bar service are available from early lunch until late at night in each restaurant and throughout almost all of the entertainment areas. The broad array of attractions, ranging from table and carnival games to state-of-the-art virtual reality games, is continuously reviewed and updated to maintain a fresh entertainment environment. The Company has actively sought to enhance the popularity of its traditional games, such as pocket billiards and shuffleboard, by providing high quality tables, a clean and comfortable environment and a high standard of service.

         A Large, Multiple Attraction Destination. The Complexes range in approximate total area from 30,000 square feet to 70,000 square feet, with a current prototype of approximately 50,000 to 60,000 square feet. The large scale of each operation, together with the numerous food, beverage and entertainment options offered, is designed to attract a diverse customer base and consolidate multiple-destination customer spending into one location. Each Dave & Buster's attracts local customers from a wide geographical area (estimated to be a twenty-mile radius) along with tourists, conventioneers and business travelers.

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

         High Standard of Customer Service. Through intensive personnel training, constant monitoring of operations and stringent operational controls, the Company strives to maintain a consistently high standard of food, beverage and amusement service throughout each Complex. The Company's commitment to customer service is evidenced by the availability of full food and beverage service in entertainment areas as well as the restaurant and bar areas.

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

         Comfortable Adult Atmosphere. Each Dave & Buster's is primarily adult oriented and, while children are welcome, strict guidelines are enforced. Customers under twenty-one years of age must be accompanied by a responsible adult at all times during their visit and are not allowed in a Dave & Buster's after 10:00 p.m. (11:00 p.m. in the summer months). The Company believes that these policies help maintain the type of pleasant, relaxed atmosphere that appeals to adult customers. The Company also believes that this atmosphere allows it to attract groups of customers such as private parties and business organizations.

         Integrated Systems. The Company utilizes centralized information and accounting systems that are designed to allow its management to efficiently monitor labor, food and other direct operating expenses and to provide timely access to financial and operating data. Management believes that its integrated computer systems permit it, on both an overall and per Complex basis, to efficiently operate the Restaurant/Entertainment Complexes.

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

         The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, individual sized pizzas, burgers, steaks, seafood and chicken. Specialties of the house include babyback ribs, blackened chicken pasta, mesquite-peppered rib eye steak and a Philadelphia cheesesteak sandwich. A wide variety of other appetizers, soups, salads, sandwiches and desserts is also available. Entree prices range from $6.50 to $16.95, with many entrees in the $7.95 to $9.95 range. In order to promote customer flow and complement the entertainment areas, full, sit down food service is offered not only in the restaurant areas but also throughout Dave & Buster's. In addition, throughout the restaurant and entertainment areas each

         Dave & Buster's offers full bar service including over 50 different beers, an extensive wine selection and a variety of non-alcoholic beverages such as its own private label, "D&B Old Fashioned Philly Root Beer."

         The entertainment attractions in each Dave & Buster's are geared toward customer participation and offer both traditional entertainment and "Million Dollar Midway" entertainment. Each Dave & Buster's offers a number of traditional entertainment options.

         Traditional Entertainment. Each Dave & Buster's offers a number of traditional entertainment options. These traditional offerings include "world class" pocket billiards, "championship-style" shuffleboard tables, the Show Room which is designed for hosting private social parties and business gatherings as well as Company sponsored events, and D&B Lanes, which is bowling, Dave & Buster's style. Traditional entertainment games are rented by the hour.

         Million Dollar Midway Games. The largest area in each Dave & Buster's is the Million Dollar Midway which is designed to provide high-energy, escapism entertainment through a broad selection of electronic, skill and sports-oriented games. The Dave & Buster's Power Card activates all the midway games (with the exception of coin action games) and can be recharged for additional play. The Power Card enables customers to activate games more easily and encourages extended play of games. Customers have increased their initial purchases of game credits and frequency of play, resulting in an increase in the Company's total revenues and a 4.4% increase in the percentage of the Company's revenues derived from amusements, which have a greater operating margin than food and beverage revenues, to 49.7% in fiscal year 1997 from 45.3% in fiscal year 1996. In addition, by replacing coin activation, the Power Card has eliminated the technical difficulties and maintenance issues associated with coin activated equipment. Furthermore, the Power Card feature has increased the Company's flexibility in the pricing and promotion of games.

         Attractions within the Million Dollar Midway include fantasy/high technology and classic midway entertainment. Fantasy/high-technology offerings include simulator games such as formula race cars, off-road vehicles, fighter jets and motorcycles; Galaxian Theater, a multi-participant, enclosed simulation theater where up to six players take part in mock battles with alien invaders; Virtuality, an interactive, electronic game designed to simulate an actual battlefield environment; Virtual World, a fantasy environment attraction; Iwerks Turbo Ride Theatre, a 16 to 18 seat motion simulation theater, large-screen interactive electronic games; and "The 19th Hole" which is a large, enclosed, state-of-the-art golf simulator.

         Classic midway entertainment includes sports-oriented games of skill; carnival-style games, which are intended to replicate the atmosphere found in many local county fairs; and D&B Downs which is one of several multiple-player race games offered in each Dave & Buster's. At the Winner's Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, ballcaps, T-shirts, boxer shorts and small electronic items.

         Locations

         At February 1, 1998, the Company operated twelve locations in nine states, which included two in Dallas, and one each in Houston, Atlanta, Philadelphia, Hollywood, Florida, North Bethesda, Maryland, Ontario, California, Cincinnati, Ohio, Denver, Colorado and two in Chicago.

         Business Development

         The Company continually seeks to identify and evaluate new locations for expansion.

         LARGE FORMAT.

         The Company's goal is to open four large format (50,000 to 60,000 square foot prototype) Complexes in both fiscal years 1998 and 1999 and at least five large format Complexes each fiscal year thereafter. The Company will open a Complex in Utica (suburban Detroit), Michigan in May 1998, and has commenced construction in Irvine, California, and Rockland County, New York for Complexes due open in fiscal 1998. The Company has signed a long-term lease agreement with Orange City Mills Shopping Center in Orange, California for an additional Complex. The Orange Complex will open in fiscal 1998. Potential locations for openings in fiscal 1999 have been tentatively identified and site negotiations are currently in progress.

         The Company believes that the location of its large format Complexes is critical to the Company's long-term success and devotes significant time and resources to analyzing each prospective site. In general, the Company targets high-profile sites within metropolitan areas of at least one million people. In addition to carefully analyzing demographic information (such as average income levels) for each prospective site, the Company considers factors such as visibility, accessibility to regional highway systems, zoning, regulatory restrictions and proximity to shopping areas, office complexes, tourist attractions and residential areas. The Company also carefully studies the restaurant and entertainment competition in prospective areas. In addition, the Company must select a site of sufficient size to accommodate its prototype facility with ample, convenient customer parking.

         The typical cost of opening a large format Dave & Buster's ranges from approximately $7.0 million to $12.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics. The Complexes opened in 1997 and those anticipated in 1998 have been and will be leased facilities. Opening a leased facility reduces the Company's capital investment in a Complex because the Company does not incur land and site improvement costs and might also receive a construction allowance from the landlord for improvements. The decor and interior design of a large format Dave & Buster's is flexible and can be readily adapted to different types of buildings. The Company has opened Complexes in both new and existing structures. Complexes are located in both urban and suburban areas.

         SMALL FORMAT.

         The Company's goal is to open one small format (30,000 to 40,000 square foot prototype) Complex in fiscal 1998, two small format Complexes in fiscal 1999 and at least two small format Complexes each fiscal year thereafter. The Company has signed a letter of intent and is currently in land purchase contract negotiations for the first small format Complex planned to open in Columbus, Ohio, in fiscal year 1998. Potential locations for openings in fiscal 1999 have been tentatively identified and site negotiations are currently in progress.

         The small format Complex will be the same basic concept and attraction as the Company's large format Complexes with some of the standard areas, such as pocket billiards, shuffleboard tables and the back of the house, being smaller. The main revenue drivers, the Million Dollar Midway and food serving areas, will remain the same basic size as the Company's large format Complexes.

         The Company believes that the location of its small format Complexes is critical to the Company's long-term success and devotes significant time and resources to analyzing each prospective site. In general, the Company targets high-profile sites within metropolitan areas of at least 600,000 people. In addition to carefully analyzing demographic information (such as average income levels) for each prospective site, the Company considers factors such as visibility, accessibility to regional highway systems, zoning, regulatory restrictions and proximity to shopping areas, office complexes, tourist attractions and residential areas. The Company also carefully studies the restaurant and entertainment competition in prospective areas. In addition, the Company must select a site of sufficient size to accommodate its prototype facility with ample, convenient customer parking.

         The Company estimates the cost of opening a small format Dave & Buster's to be approximately $6.0 million to $8.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics. The Company's projected fiscal 1998 Complex is a leased facility. Opening a leased facility reduces the Company's capital investment in a Complex, because the Company does not incur land and site improvement costs and might also receive a construction allowance from the landlord for improvements. The decor and interior design of a small format Dave & Buster's are flexible and can be readily adapted to new and existing structures. The Company expects the small format Complexes to be located in both urban and suburban areas.

         International

         In August 1995, the Company entered into a license agreement with a subsidiary of Bass Plc ("Bass") to license the "Dave & Buster's" name and concept in the United Kingdom. Under this agreement, Bass opened one Complex in Birmingham, England in May 1997 and has agreed to open a total of seven Complexes in the United Kingdom by 2005. Bass has scheduled a second Complex to open in Bristol, England in mid-1998. Under the license agreement, Bass is required to pay the Company a royalty based upon gross revenues, net of value added taxes. The royalty rate paid by Bass is a sliding scale which averages 5% of gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company-operated Complexes.

         In February 1998, the Company entered into a license agreement with the TaiMall Development Company ("TaiMall") to license the "Dave & Buster's" name and concept in the Pacific Rim. Under this agreement, TaiMall expects to open seven Complexes in the Pacific Rim by the year 2006, the first of which it anticipates opening in early 1999. Under the license agreement, TaiMall is required to pay the Company a 5% royalty based upon gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         During 1997, the Company also entered into two letters of intent to further expand the Dave & Buster's name internationally. In August 1997, the Company entered into a letter of intent to license the "Dave & Buster's" name and concept in Europe with S.T.A. Salmann Trust. It proposes to develop seven locations in Germany, Switzerland and Austria, with the first location targeted to open in a mall currently under development in Berlin. In October 1997, the Company entered into a letter of intent to license the "Dave & Buster's" name and concept in Mexico with ECE S.A. de C.V. It proposes to develop five locations, with the first location targeted to open in Cancun. There is no assurance that these letters of intent will result in definitive agreements. The Company is considering entering into agreements to license the "Dave & Buster's" name and concept in additional foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations.

         Operations and Management

         The Company's ability to manage a complex operation including both high volume restaurants and bars and diverse entertainment attractions has been critical to its overall success. The Company strives to maintain quality and consistency in each of its Restaurant/Entertainment Complexes through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and facilities maintenance. The Company believes that it has been able to attract and retain high quality, experienced restaurant and entertainment management and personnel through its competitive compensation and bonus programs and its policy of promoting from within the Company. Staffing levels vary according to the size of the location, but a prototype Dave & Buster's is managed by one general manager, two assistant general managers, six line managers and one business manager.

         In general, each prototype Dave & Buster's also employs one purchasing manager, one amusement manager, one assistant amusement manager, one Midway auditor, one kitchen manager, two assistant kitchen managers and two special events sales managers. The Company has experienced relatively little turnover of managerial employees. On average, the Company's current general managers possess approximately four and a third years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Manager who reports to the Vice President, Director of Operations.

         All managers, many of whom are promoted from within, must complete an eleven-week training program during which they are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, entertainment management and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards as well as proper operation and playing conditions of the Company's entertainment attractions. New sales staff and entertainment personnel participate in approximately three weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the Company has extensive and varied programs designed to recognize and reward employees for superior performance.

         Efficient, attentive and friendly service is integral to the Company's overall concept. In addition to customer evaluations, the Company uses a "secret shopper" quality control program to independently monitor customer satisfaction. "Secret shoppers" are independent persons who, on a periodic basis, test the Company's food, beverage and service as customers without the knowledge of restaurant management or personnel, and report their findings to corporate management.

         Each Complex uses a variety of integrated management information systems. These systems include a computerized point-of-sale system which facilitates the movement of customer food and beverage orders between the customer areas and kitchen operations, controls cash, handles credit card authorizations, keeps track of revenues on a per-employee basis for incentive awards purposes and provides management with revenue and inventory data.

         Marketing, Advertising and Promotion

         The Company operates its marketing, advertising and promotional programs through an in-house corporate marketing department and employs a full-time corporate Marketing Director. The Company focuses on three primary marketing target audiences in its advertising and promotional programs: (1) local market-area customers; (2) out-of-town visitors; and (3) corporate and group customers.

         Local Market-Area Customers. Management believes that its strongest marketing tool is customer referrals. In addition, the Company continually updates its local customer database which is utilized for specifically targeted marketing and advertising programs to customers in a 10 to 20 mile radius. Through a mix of marketing techniques such as direct mailings, point-of-sale materials, outdoor advertising and local-market print and broadcast media, the Company promotes seasonal events, in-house promotions, special offers and new entertainment attractions.

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

         Corporate and Group Marketing. The Complex-based special events sales managers book group events such as business seminars, receptions and private parties. The Company develops and maintains a database for corporate and group bookings. Each Dave & Buster's has hosted events for many large multinational, national and regional businesses. Many of the Company's corporate and group customers have hosted repeat events. In addition to the rapport developed with these clients, the Company stages and promotes its own local group marketing opportunities such as "Karaoke Sing-a-Longs", "Murder Mystery Dinner Theater", televised sporting events and charity benefits. The corporate marketing department is also responsible for budgeting and controlling media and production costs. During fiscal 1997, the Company's expenditures for advertising and promotions were approximately 2.2% of its revenues.

         Competition

         The restaurant and entertainment industries are highly competitive. There are a great number of food and beverage service operations and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of units than does the Company. Although there are few other companies presently utilizing the concept of combining entertainment and restaurant operations to the same extent as the Company, the Company may encounter increased competition in the future, which may have an adverse effect on the profitability of the Company. In addition, the legalization of casino gambling in geographic areas near any restaurant/entertainment company would create the possibility for entertainment alternatives, which could have a material adverse effect on the Company's business.

         Employees

         At February 1, 1998, the Company employed approximately 3,100 persons, 82 of whom served in administrative or executive capacities, 314 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

         None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be very good.

         Seasonality

         As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Restaurant/Entertainment Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases have not been material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, the second increment of the Federal minimum wage increase will, implemented in September 1997, cause future labor costs to increase and there is no assurance that low inflation rates will continue.

         Intellectual Property

         The Company has registered the servicemark "Dave & Buster's" with the United States Patent and Trademark Office and in various foreign countries. The Company has registered certain additional servicemarks with the United States Patent and Trademark Office and the United Kingdom.

         Government Regulations

         The Company is subject to various federal, state and local laws affecting its business. Each Dave & Buster's is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state or municipality in which the Complex is located. Each Dave & Buster's is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each Dave & Buster's, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

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

         The Company's operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level, and the federal government recently increased the federal minimum wage. In September 1997, the second phase of an increase in the minimum wage was implemented in accordance with the Federal Fair Labor Standards Act of 1996. Significant numbers of hourly personnel at the Company's Complexes are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased labor costs at the Company's Complexes. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which among other things, may require certain minor renovations to its Complexes to meet federally mandated requirements. The cost of these renovations is not expected to be material to the Company.

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

                  Expansion Plans; Capital Resource Requirements

                  The Company presently plans to open four large format Complexes during each of fiscal years 1998 and 1999 and at least five large format Complexes each fiscal year thereafter. Also, the Company presently plans to open one small format Complex during fiscal 1998, two in fiscal 1999 and at least two small format Complexes each fiscal year thereafter. Accomplishing these expansion goals will depend upon a number of factors, including the Company's ability to raise sufficient capital, locate and obtain appropriate sites, hire and train additional management personnel and construct or acquire, at reasonable cost, the necessary improvements and equipment for such Restaurant/Entertainment Complexes. In particular, the capital resources required to develop each new Restaurant/Entertainment Complex are significant. The Company's current prototype for large format Complexes has required an initial investment, including land, improvements, and furniture, fixtures and equipment, but excluding preopening expenses, averaging approximately $10 million per Complex.

                  The Company's current prototype for small format Complexes is estimated to require an initial investment, including land, improvements, and furniture, fixtures and equipment, but excluding preopening expenses, of approximately $6 million to $8 million per Complex.

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

                  Small Number of Restaurant/Entertainment Complexes

                  As of February 1, 1998 the Company operated twelve Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability of the Company. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect the profitability of the entire Company. New Restaurant/Entertainment Complexes have experienced a drop in revenues after their first year of operation, and the Company does not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful.

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

                  Dependence Upon Senior Management

                  The Company's future success will depend largely on the efforts and abilities of its existing senior management, particularly David O. "Dave" Corriveau and James W. "Buster" Corley, the Company's Co-Chief Executive Officers and the founders of the Company's business. The loss of the services of certain of the Company's management team could have a material adverse effect on the Company's business. Messrs. Corriveau and Corley are employed pursuant to employment agreements which will expire in June 2000.

                  Edison Brothers' Bankruptcy

                  In October 1997, an entity owned by the creditors of Edison Brothers filed a lawsuit against multiple parties, including former Edison Brothers shareholders and the Company, seeking recovery in connection with the June 1995 spin-off of the Company from Edison Brothers and certain related transactions. Although no assurance can be made with respect to the results of the litigation, the Company believes that the claims asserted against the Company are without merit, and the Company intends to vigorously defend itself.

                  Geographic Concentration; Dependence on Discretionary Spending

                  The Company's profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the Restaurant/Entertainment Complexes are located. A significant weakening in any of the local economies in which the Company operates may cause the Company's patrons to curtail discretionary spending which, in turn, could materially affect the profitability of the entire Company.

                  International Expansion; License Agreements

                  In August 1995 and February 1998, the Company entered into agreements with Bass and TaiMall to license the "Dave & Buster's" name and concept in the United Kingdom and Pacific Rim, respectively. In addition, the Company is considering entering into agreements to license the "Dave & Buster's" name and concept in other foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations. The Company's concept is untested outside the United States, and no assurance can be given that any international location will be successful. In addition, the Company's continued success is dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of licensee-owned Restaurant/Entertainment Complexes over which the Company will have limited control. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Restaurant/Entertainment Complex is located. Certain provisions in a license agreement for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. In addition, it may be more difficult to register and protect the Company's intellectual property rights in certain foreign countries.

                  Competition

                  The restaurant and entertainment industries are highly competitive. There are a great number of food and beverage service operations and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of units than does the Company. Although there are few other companies presently utilizing the concept of combining entertainment and restaurant operations to the same extent as the Company, the Company may encounter increased competition in the future, which may have an adverse effect on the profitability of the Company. In addition, the legislation of casino gambling in geographic areas near any restaurant/entertainment company would create the possibility for entertainment alternatives, which could have a material adverse effect on the Company's business.

                  Government Regulations

                  Various federal, state and local laws and permit and license requirements affect the Company's business. Significant numbers of hourly personnel at the Company's Complexes are paid at rates related to the federal minimum wage and, accordingly, legislated increases in the minimum wage will increase labor costs at the Company's Complexes. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general.

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

                  Quarterly Fluctuations and Seasonality

                  As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Restaurant/Entertainment Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases have not been material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, the second increment of the Federal minimum wage increase, implemented in September 1997, will cause future labor costs to increase and there is no assurance that low inflation rates will continue.


Item 2.  PROPERTIES.

         As of February 1, 1998 the Company operated a total of twelve Complexes located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Ohio and Colorado. The Company owns the buildings and the underlying real estate for four Dave & Buster's (Dallas I, Houston, suburban Atlanta and Addison, Illinois). The Company leases the real estate and owns the related facilities for the Hollywood, Florida location. The Company leases the real estate and related facilities for the Dallas II, Philadelphia, downtown Chicago, North Bethesda, Maryland, Ontario, California, Cincinnati, Ohio and Denver, Colorado Dave & Buster's from unrelated third parties. The Company is currently utilizing all available land at its owned locations. The Dallas II lease expires in January 2003 and, with renewal options, may be extended to January 2008. The Philadelphia lease expires in January 2014 and, with a renewal option, may be extended to January 2024. The Company also leases additional parking facilities for the Philadelphia Complex under an agreement which expires in January 2014. The downtown Chicago lease expires in January 2016 and, with renewal options, may be extended to January 2026. The Hollywood lease expires April 2016 and, with renewal options, may be extended to April 2031.

         The North Bethesda lease expires January 2017 and, with renewal options, may be extended to January 2032. The Ontario lease expires January 2018 and, with renewal options, may be extended to January 2028. The Cincinnati lease expires January 2018 and, with renewal options, may be extended to January 2038. The Denver lease expires January 2018 and, with renewal options may be extended to January 2033.

         The Company has also signed 20 year leases for Complexes in each of Utica, Michigan, Irvine, California, Rockland County, New, York, and Orange, California due to open in fiscal 1998. Third party leases typically provide for a minimum base rent, additional rent based on a percentage of revenues and payment of certain operating expenses.

Item 3.    LEGAL PROCEEDINGS.

         In 1989, Edison Brothers Stores, Inc. ("Edison Brothers") acquired 80% of the Company's operating business and all of the real estate interests related to such operating business. In June 1995, Edison Brothers distributed to its stockholders all of the shares of the Company's Common Stock owned by Edison Brothers (the "Spin-Off"), which represented 85% of the shares of the Company's Common Stock then outstanding. In November 1995, Edison Brothers and its subsidiaries filed petitions under Chapter 11 of the Federal Bankruptcy Code.

         During the pendency of Edison Brothers' bankruptcy, certain of its creditors and their representatives alleged that the Spin-Off and related transactions could be voidable under fraudulent conveyance laws. These claims were assigned to a limited liability corporation owned by the Edison Brothers' creditors as part of the confirmation of a reorganization plan of Edison Brothers in September 1997.

         In October 1997, the litigation limited liability corporation filed a lawsuit against multiple parties, including former Edison Brothers shareholders and the Company, seeking recovery in connection with the Spin-Off and certain related transactions. The plaintiff's aggregate recovery in this lawsuit would be limited to the shortfall received by the creditors in the Edison Brothers bankruptcy, and the Company does not have access to complete knowledge as to the number of former Edison Brothers shareholders who have accepted a proposed settlement offer (which would lessen the amount of the shortfall) and as to which former Edison Brothers shareholders are included in the purported defendant class. For these reasons, the Company is unable to quantify any potential exposure from this lawsuit. The Company believes that the claims against former Edison Brothers shareholders involve a substantially greater amount than the claims against the Company.

         Although no assurance can be made with respect to the results of the litigation, the Company believes that the claims asserted against the Company are without merit, and the Company intends to vigorously defend itself.

         In addition, from time to time, the Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations and employment-related claims. To date, none of such litigation, some of which is covered by insurance, has had a material effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol DANB since June 26, 1995. The following table summarizes the high and low sale prices per share of Common Stock for the periods indicated, as reported on the Nasdaq National Market:


         Fiscal Year 1995
         ----------------
         Second Quarter (since June 26, 1995)          $14.83             $7.67
         Third Quarter                                  12.67              9.50
         Fourth Quarter                                 10.75              7.42

         Fiscal Year 1996
         ----------------
         First Quarter                                  16.42              9.33
         Second Quarter                                 19.25             12.67
         Third Quarter                                  16.92             12.33
         Fourth Quarter                                 14.50             11.17

         Fiscal Year 1997
         ----------------
         First Quarter                                  16.92             12.67
         Second Quarter                                 21.83             13.58
         Third Quarter                                  22.50             20.17
         Fourth Quarter                                 27.63             18.38

         At April 28, 1998, the Company there were 2,317 holders of record.

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


                                        Fiscal Year      1997           1996            1995           1994           1993
                                                                   (in thousands except share and store data)

Income Statement Data:
Food and beverage revenues                         $    64,703    $    48,568     $    28,554    $    27,426    $    18,445
Amusement and other revenues                            63,801         40,207          23,990         21,997         14,453
---------------------------------------------------------------------------------------------------------------------------
         Total revenues                                128,504         88,775          52,544         49,423         32,898

Cost of revenues                                        24,795         18,003          10,945         10,075          6,800
Operating payroll and benefits                          36,227         25,483          15,999         14,746          9,716
Other restaurant operating expenses                     32,787         20,582          11,481         11,760          7,109
General and administrative expenses                      8,489          5,734           3,905          2,724          2,271
Depreciation and amortization expense                    8,470          5,647           3,538          2,827          1,927
Preopening cost amortization                             3,246          2,605             161          1,128            480
Earn-out and special compensation                          --              --           1,607          2,125          2,655
---------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                      114,014         78,054          47,636         45,385         30,958

Operating income                                        14,490         10,721           4,908          4,038          1,940
Interest income (expense), net                            (179)           (38)            101             59             36
---------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                14,311         10,683           5,009          4,097          1,976
Provision for income taxes                               5,414          4,343           2,087          1,733            806
---------------------------------------------------------------------------------------------------------------------------
         Net income                                $     8,897    $     6,340     $     2,922    $     2,364    $     1,170

Basic net income per share (1)(2)                  $       .77    $       .58     $      .34     $       .30    $       .15
Basic weighted average shares outstanding               11,532         10,901           8,681          7,796          7,796
Diluted net income per share (1)(2)                $       .76    $       .58     $      .34     $       .30    $       .15
Diluted weighted average shares outstanding             11,711         10,969           8,681          7,796          7,796



Balance Sheet Data:
Working capital (deficit)                          $    26,408    $     1,077     $     5,634    $    (2,637)   $      (112)
Total assets                                           158,989         99,436          76,201         49,030         43,403
Long-term obligations                                   12,000         14,250             500          9,986          8,252
Stockholders' equity (3)                               133,356         75,366          69,008             --             --

Number of Complexes Open at End of Period:
Company operated                                            12              9               7              5              4


(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

(2) All share and per share information has been adjusted to give effect to the three-for-two split in the form of a stock dividend. See the notes to the consolidated financial statements.

(3) Prior to fiscal 1995, the Company was a subsidiary of Edison Brothers Stores, Inc.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 1997 Compared to Fiscal 1996

Total revenue for fiscal 1997 increased by 45% over fiscal 1996. The increase in revenues was attributable to the Hollywood, Florida and North Bethesda, Maryland Complexes being open for 52 weeks in fiscal 1997 and the opening of the Ontario, California, Cincinnati, Ohio and Denver, Colorado Complexes in the first, third and fourth quarters of fiscal 1997, respectively. Increased revenues at comparable stores and the addition of the Power Card also contributed to the increase in total revenues. Total revenues also increased due to the opening of the first store under the Bass licensing agreement. Total revenues for the fiscal 1997 period from the Bass agreement were $251,000. The Company's revenues are divided into (i) food and beverage revenues and (ii) amusement and other revenues. For fiscal 1996, food and non-alcoholic beverage revenues were 34.3% of total revenues, alcoholic beverage revenues were 20.4%, and amusement and other revenues were 45.3% of total revenues. For fiscal 1997, food and non-alcoholic beverage revenues were 32.3% of total revenues, alcoholic beverage revenues were 18.0%, and amusement and other revenues (including royalty revenues related to the Complex operated by Bass under a license agreement) were 49.7% of total revenues. Food and beverage revenues, as a percentage of total revenues, have decreased in comparison to prior year levels as a result of the higher percentage of floor space devoted to entertainment activities within the Company's newer Restaurant/Entertainment Complexes, the national trend towards lower alcoholic beverage consumption and the addition of the Power Card.

Cost of revenues, as a percentage of revenues, decreased to 19.3% in fiscal 1997 from 20.3% in fiscal 1996 due to lower food, beverage and amusement costs. The shift in revenue mix from food and beverage to the higher margin amusement revenues also attributed to the decrease. Operating payroll and benefits decreased to 28.2% from 28.7% in the prior comparable period. Operating payroll and benefits were lower due to cost reductions in variable labor and leverage from increased revenues offset partially by higher fixed labor and employee benefits costs. Other restaurant operating expenses were 25.5% of revenues in fiscal 1997 as compared to 23.2% of revenues in fiscal 1996. Other restaurant operating expenses were higher due to increased operating expenses at the Complexes and higher occupancy costs associated with a full year of revenues in the fiscal 1997 period for the Hollywood, Florida and North Bethesda, Maryland Complexes and the addition of Ontario, California, Cincinnati, Ohio and Denver, Colorado Complexes in the first, third and fourth quarters of fiscal 1997, respectively.

General and administrative expenses increased $2,755,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.6% in fiscal year 1997 from 6.4% in fiscal year 1996.

Depreciation and amortization expense, as a percentage of revenues, increased to 6.6% from 6.4% for the comparable prior period. The increase was attributable to the inclusion of the Hollywood, Florida and North Bethesda, Maryland Complexes for a full year of operation in fiscal year 1997 and the opening of the Ontario, California, Cincinnati, Ohio and Denver, Colorado Complexes, which opened in the first, third and fourth quarters of fiscal year 1997, respectively. Power Card installations completed in the fourth quarter of 1996 and the first quarter of 1997 also contributed to this increase. As a percentage of revenues, preopening cost amortization decreased to 2.5% compared to 2.9% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

The effective tax rate for fiscal year 1997 was 37.8% as compared to 40.7% in fiscal year 1996 and was the result of a lower effective state tax rate.

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

Cost of revenues, as a percentage of revenues, decreased to 20.3% in fiscal 1996 from 20.8% in fiscal 1995 due to lower food and amusement costs. Operating payroll and benefits, as a percentage of revenues, decreased to 28.7% in fiscal 1996 as compared to 30.5% in fiscal 1995 due primarily to lower Complex management costs. Other restaurant operating expenses were 23.2% of revenues in fiscal 1996 as compared to 21.9% of revenues in fiscal 1995. This increase in other restaurant operating expense as a percentage of revenues was attributable to increased marketing costs, equipment rental and higher occupancy costs for the Company.

General and administrative expenses decreased as a percentage of revenues to 6.4% in fiscal 1996 from 7.4% in fiscal 1995 as a result of increased revenue leverage. In total dollars, general and administrative costs increased approximately $1.8 due to the Company operating as an independent public company for the entire year and the Company's expansion.

Preopening cost amortization increased approximately $2.4 million due to amortization of preopening costs associated with four new Complexes in fiscal 1996. The effective tax rate declined for fiscal 1996 to 40.7% of pretax income from 41.7% for fiscal 1995 was due to the utilization of federal tax credits.

Liquidity and Capital Resources

Cash flows from operations increased from $13.1 million in fiscal 1996 to $15.7 million in fiscal 1997. The increase was a result of the Hollywood, Florida and North Bethesda Complexes being open for a full year in fiscal 1997 and the Ontario, California, Cincinnati, Ohio and Denver, Colorado Complexes opened in the first, third and fourth quarters of fiscal 1997, respectively.

The Company has a senior revolving credit facility which permits borrowing up to a maximum of $50,000,000 at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.8% at February 1, 1998). The facility, which matures in May 2000, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum level of capital expenditures on new stores. At February 1, 1998, $34,320,000 was available under the senior revolving credit facility.

On October 16, 1997 the Company completed a public offering of common stock for the sale of 1,800,000 shares at $24.75 per share for net proceeds of $41,857,000, after deducting related offering costs. On October 22, 1997, an additional 300,000 shares of common stock were sold as a result of the Company's underwriters exercising an option granted by the Company in connection with the public offering. These shares were sold at $24.75 per share for net proceeds of $6,998,000, after deducting related offering costs. A portion of the net proceeds were used by the Company to reduce bank indebtedness with the remaining portion being used to open new stores and for general corporate purposes.

The Company's plan is to open a total of four large format Complexes and one small format Complex in fiscal 1998. In fiscal 1999, the Company's goal is to open four large format Complexes and two small format Complexes. The Company estimates that its capital expenditures will be approximately $49.2 million and $69.5 million for 1998 and 1999, respectively. The Company intends to finance its capital expenditures with income from operations, the proceeds received from the secondary offering and the Company's credit facility.

Quarterly Fluctuations, Seasonality and Inflation

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the summer season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases have not been material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, the second increment of the Federal minimum wage, implemented in September 1997, increase has caused labor costs to increase and there is no assurance that low inflation rates will continue.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a separate full set of general-purpose financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature that would require segment disclosure.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year.

Impact of the Year 2000 Issue

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate their computer systems properly.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. The Company estimates that it will spend approximately $2.4 million on new software which will replace existing software that may not be year 2000 compliant. Such costs are being capitalized. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the

Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

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

         See Item 14 (a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set under the caption "Directors and Executive Officers" in the Company's Proxy Statement dated May 11, 1998, for the annual meeting of stockholders on June 9, 1998 is incorporated herein by reference.

Item 11.  COMPENSATION INFORMATION.

         The information set under the caption "Directors and Executive Officers" in the Company's Proxy Statement dated May 11, 1998, for the annual meeting of stockholders on June 9, 1998 is incorporated herein by reference.

Item. 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated May 11, 1998, for the annual meeting of stockholders on June 9, 1998 is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dave & Buster's, Inc.,
                                        a Missouri corporation




                                        By: /s/ Charles Michel
                                            ------------------------------------
                                            Charles Michel,
                                            Vice President and Chief Financial
                                            Officer


Dated:  May 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on May 4, 1998.



         Name                                    Title



/s/David O. Corriveau                   Co-Chairman of the Board,
-------------------------               Co-Chief Executive Officer, President,
David O. Corriveau                      and Director

                                        (Principal Executive Officer)

/s/James W. Corley                      Co-Chairman of the Board,
-------------------------               Co-Chief Executive Officer, Chief
James W. Corley                         Operating Officer and Director


/s/Charles Michel                       Vice President and Chief Financial
-------------------------               Officer
Charles Michel                          (Principal Financial and Accounting
                                        Officer)

-------------------------               Director
Allen J. Bernstein


/s/Peter A. Edison                      Director
-------------------------
Peter A. Edison


/s/Walter S. Henrion                    Director
-------------------------
Walter S. Henrion


/s/ Mark A. Levy                        Director
-------------------------
Mark A. Levy


-------------------------               Director
Andrew E. Newman


-------------------------               Director
Christopher C. Maguire


-------------------------               Director
Mark B. Vittert

                                INDEX TO EXHIBITS


Exhibit
-------
3.1      Restated Articles of Incorporation of the Company.  (1)

3.2      Bylaws of the Company.  (1)

10.2     Tax Sharing Agreement, dated June 16, 1995 (1)

10.3     Merger Agreement, dated June 20, 1995 (1)

10.7     Rights Agreement between the Company and Rights Agent, dated June 16,
         1995 (1)

10.8     1995 Stock Option Plan.  (2)

10.9     Stock Option Plan for Outside Directors  (4)

10.10    Special Distribution Employee Bonus Plan, dated June 20, 1995.  (1)

10.11    Employment Agreement for Co-Chief Executive Officers, dated June 16,
         1995 (1)

10.12    Form of Indemnity Agreements with Executive Officers and Directors (2)

10.13    Transaction Agreement, dated July 11, 1994, among the Company, Edison
         Brothers, D&B Holding and certain other parties and first amendment thereto (1)

21.1     Subsidiaries of the Company.  (3)

23       Independent Auditors' Consent.  (3)

27       Financial Data Schedule.  (3)

99       Proxy Statement, dated May 11, 1998.  (5)


'


--------------------------

(1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(3)      Filed herewith.

(4) Filed as an Exhibit to the registrant's Form 10-K for the 52-week period ended February 1, 1997 and incorporated herein by reference.

(5)      To be filed with the Commission on or before May 11, 1998.

Item. 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set under the caption "Certain Transactions" in the Company's Proxy Statement dated May 11, 1998, for the annual meeting of stockholders on June 9, 1998 is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K.

         (a)      (1)  Financial Statements.



                                                                                          Page
                                                                                          ----
              Consolidated Balance Sheets -
                 February 1, 1998 and February 2, 1997                                     F-1

              Consolidated Statements of Income -
                 Fiscal years ended February 1, 1998, February 2, 1997,
                 and February 4, 1996                                                      F-2

              Consolidated Statements of Stockholders' Equity Fiscal years ended
                 February 1, 1998, February 2, 1997,
                 and February 4, 1996                                                      F-3

              Consolidated Statements of Cash Flows Fiscal years ended February
                 1, 1998, February 2, 1997,
                 and February 4, 1996                                                      F-4

              Notes to Consolidated Financial Statements                                F-5-F-11

              Report of Independent Auditors                                              F-12


         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (a)      (3)  Exhibits.

         Reference is made to the Exhibit Index preceding the exhibits attached hereto on page 26 for a list of all exhibits filed as a part of this Report.

         (b)      Reports of Form 8-K.

        The Company was not required to file a current report on Form 8-K during the thirteen weeks ended February 1, 1998.

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.


                                                                                      February 1,   February 2,
in thousands, except share and per share amounts                                         1998          1997
Assets
Current assets:
     Cash and cash equivalents                                                        $ 14,309      $    358
     Short-term investments                                                              8,507          --
     Inventories                                                                         6,222         3,890
     Prepaid expenses                                                                    1,234           881
     Preopening costs                                                                    3,415         1,947
Other current assets                                                                     2,018         1,019
--------------------------------------------------------------------------------------------------------------
         Total current assets                                                           35,705         8,095
Property and equipment, net (note 2)                                                   114,060        82,037
Goodwill, net of accumulated amortization of $1,121 and $741                             8,587         8,920
Other assets                                                                               637           384
--------------------------------------------------------------------------------------------------------------
                                                                                      $158,989      $ 99,436


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                 $  4,075      $  3,174
     Accrued liabilities (note 3)                                                        3,255         1,747
     Income taxes payable (note 5)                                                        --             924
     Deferred income taxes (note 5)                                                      1,967         1,173
--------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                       9,297         7,018
Deferred income taxes (note 5)                                                           3,530         2,075
Other liabilities                                                                          806           727
Long-term debt (note 4)                                                                 12,000        14,250
Commitments and contingencies (notes 4, 6 and 11)
Stockholders' equity (note 7):
     Preferred stock, 10,000,000 authorized; none issued                                  --            --
     Common stock, $0.01 par value, 50,000,000 authorized;
        13,019,050 and 10,902,084 shares issued and outstanding
        as of February 1, 1998 and February 2, 1997, respectively                          130           109
     Paid in capital                                                                   116,054        66,963
     Retained earnings                                                                  17,172         8,294
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        133,356        75,366
--------------------------------------------------------------------------------------------------------------
                                                                                      $158,989      $ 99,436


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.


in thousands, except per share amounts      Fiscal Year 1997          1996            1995

Food and beverage revenues                        $  64,703       $  48,568       $  28,554
Amusement and other revenues                         63,801          40,207          23,990
--------------------------------------------------------------------------------------------
     Total revenues                                 128,504          88,775          52,544

Cost of revenues                                     24,795          18,003          10,945
Operating payroll and benefits                       36,227          25,483          15,999
Other restaurant operating expenses                  32,787          20,582          11,481
General and administrative expenses                   8,489           5,734           3,905
Depreciation and amortization expense                 8,470           5,647           3,538
Preopening cost amortization                          3,246           2,605             161
Earn-out and special compensation                      --              --             1,607
--------------------------------------------------------------------------------------------
     Total costs and expenses                       114,014          78,054          47,636

Operating income                                     14,490          10,721           4,908
Interest income (expense), net                         (179)            (38)            101
--------------------------------------------------------------------------------------------
Income before provision for income taxes             14,311          10,683           5,009
Provision for income taxes (note 5)                   5,414           4,343           2,087
--------------------------------------------------------------------------------------------

Net income                                        $   8,897       $   6,340       $   2,922

Basic net income per share (notes 1 and 8)        $     .77       $     .58       $     .34
Basic weighted average shares outstanding            11,532          10,901           8,681
Diluted net income per share (notes 1 and 8)      $     .76       $     .58       $.    .34
Diluted weighted average shares outstanding          11,711          10,969           8,681



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S. INC.


                                                   Common Stock
                                               --------------------        Paid in       Retained
in thousands                                   Shares        Amount        Capital       Earnings          Total
Balance, January 29, 1995                        --        $    --        $    --        $    --         $    --
Spin-off and related transactions               7,796             78         38,323           --            38,401
Issuance of common stock,
     net of offering costs                      3,105             31         28,622           --            28,653

Net income since June 29, 1995                   --             --             --            1,954           1,954
--------------------------------------------------------------------------------------------------------------------
Balance, February 4, 1996                      10,901            109         66,945          1,954          69,008


Proceeds from exercising stock option               1           --               18           --                18
Net income                                       --             --             --            6,340           6,340
--------------------------------------------------------------------------------------------------------------------
Balance, February 2, 1997                      10,902            109         66,963          8,294          75,366


Proceeds from exercising stock options             17           --              203           --               203
Tax benefit related to stock
     option exercises                            --             --               54           --                54
Purchase of fractional shares from
     three-for-two stock split                   --             --             --              (19)            (19)
Issuance of common stock,
     net of offering costs                      2,100             21         48,834           --            48,855

Net income                                       --             --             --            8,897           8,897
--------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1998                      13,019      $     130      $ 116,054      $  17,172       $ 133,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.



in thousands                                Fiscal Year      1997           1996           1995
Cash flows from operating activities
     Net income                                           $  8,897       $  6,340       $  2,922
     Adjustments to reconcile net income to net cash
         provided by operating activities
              Depreciation and amortization                 11,716          8,252          3,699
              Provision for deferred income taxes            2,249          1,241            839
              Changes in assets and liabilities
                  Inventories                               (2,332)        (1,269)          (934)
                  Prepaid expenses                            (353)          (521)          (112)
                  Preopening costs                          (4,714)        (2,606)        (2,038)
                  Other assets                              (1,311)          (198)          (135)
                  Accounts payable                             901            718            838
                  Accrued liabilities                        1,508            393           (513)
                  Income taxes payable                        (924)           924           --
                  Other liabilities                             79           (149)           385
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   15,716         13,125          4,951
Cash flows from investing activities
     Capital expenditures                                  (40,101)       (30,860)       (19,364)
     Purchase of short-term investments                     (8,507)          --             --
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                      (48,608)       (30,860)       (19,364)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Net transactions with Edison Brothers                    --             --          (11,648)
     Borrowings under long-term debt                        18,519         16,450         16,000
     Repayments of long-term debt                          (20,769)        (2,700)       (15,500)
     Proceeds from issuance of common stock, net            49,093             18         28,653
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   46,843         13,768         17,505
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            13,951         (3,967)         3,092
Beginning cash and cash equivalents                            358          4,325          1,233
-----------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                          $ 14,309       $    358       $  4,325

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                           $  4,693       $  1,815       $  1,128
     Interest, net of amounts capitalized                 $    727       $    118       $    146


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER'S, INC.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

Note 1: Summary of Significant Accounting Policies

   Basis of Presentation -- The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The primary business of the Company is the ownership and operation of restaurant/entertainment complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Ohio and Colorado.

   Spin-off Transaction -- Prior to June 29, 1995, the Company was a subsidiary of Edison Brothers Stores, Inc. ("Edison Brothers"). On June 29, 1995, Edison Brothers distributed all of the outstanding shares of common stock of the Company owned by Edison Brothers to the holders of common stock of Edison Brothers (the "Distribution"). The consolidated financial statements for the period prior to the Distribution have been prepared as if the Company had operated as a free-standing entity for all periods presented. Edison Brothers provided certain general and administrative services to the Company prior and subsequent to the Distribution. Edison Brothers charged rent on certain of the Company's facilities.

   Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fiscal Year -- The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 1997, 1996, and 1995 are to the 52 weeks ended February 1, 1998 and February 2, 1997 and the 53 weeks ended February 4, 1996, respectively.

   Cash and Cash Equivalents -- Cash equivalents for 1997 consist of investments which are readily convertible to cash with maturities of three months or less.

    Investments -- Investment securities with original maturities of more than three months and less than one year on their acquisition date are accounted for as short-term investments. The Company's investments consisted of a corporate bond as of February 1, 1998 (there was no difference between cost and estimated fair value).

   Inventories -- Inventories, which consist of food, beverage, merchandise and supplies, are reported at the lower of cost or market determined on the first-in, first-out method.

   Preopening Costs -- Capitalized preopening costs, consisting of promotional costs, direct costs related to hiring and training the initial workforce, and other direct costs associated with opening a Complex, are amortized over the one year period following the opening of the Complex.

   Property and Equipment -- Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 1997, 1996, and 1995 was $851, $377, and $442, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

    Goodwill -- Goodwill arose as a result of the Distribution in which the transaction to issue shares of the Company's common stock to related parties in exchange for their minority owner's interests in the Company was accounted for as an acquisition of minority interest. The resulting goodwill of $8,952 is being amortized over 30 years.

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

   Earnings Per Share -- In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

   Stock Dividend -- On August 14, 1997, the Company declared a three-for-two split in the form of a stock dividend to stockholders of record as of August 25, 1997. The stock dividend was distributed September 15, 1997. All share and per share information has been adjusted to give effect to the three-for-two split in the form of a stock dividend.

   Revenue Recognition --Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on percentage of gross revenues and are recognized when assured.

   Recent Accounting Pronouncements -- In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year.


Note 2: Property and Equipment


                                                                                     1997            1996

Land ...........................................................................$    8,192    $     8,192
Buildings.......................................................................    25,104          20,503
Leasehold and building improvements.............................................    52,680          29,784
Games...........................................................................    23,376          14,831
Furniture, fixtures and equipment...............................................    25,908          17,276
Construction in progress........................................................     1,536           6,448
------------------------------------------------------------------------------------------------------------
     Total cost.................................................................   136,796          97,034
Accumulated depreciation........................................................   (22,736)        (14,997)
------------------------------------------------------------------------------------------------------------
                                                                                $  114,060     $    82,037

Note 3: Accrued Liabilities

Accrued liabilities consist of the following:

                                                                                     1997         1996
Payroll.........................................................................$     686     $    735
Sales and use tax...............................................................    1,031          363
Real estate tax.................................................................      545          335
Other...........................................................................      993          314
--------------------------------------------------------------------------------------------------------
                                                                                $   3,255     $  1,747



Note 4: Long-term Debt

The Company has a secured revolving line of credit which permits borrowing up to a maximum of $50.0 million. At February 1, 1998, $34.3 million was available under this facility. Borrowings under this facility bear interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.8% at February 1, 1998) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2000, has certain financial covenants including minimum consolidated tangible net worth, maximum leverage ratio, minimum fixed charge coverage, maximum level of capital expenditures for new Complexes and restrictions of dividends as well as other distributions.

Note 5: Income Taxes

The provision for income taxes for 1997 and 1996 reflects the results of operations of the Company as a stand-alone entity. The provision for income taxes for 1995 is calculated on a separate return basis, as provided under the tax sharing agreement with Edison Brothers. The provision for income taxes consists of:

                                                                            1997           1996           1995
Current Expense
     Federal.........................................................$     2,802    $     2,296    $     2,800
     State and local.................................................        363            806            305

Defferred tax (benefit)..............................................      2,249          1,241         (1,018)
-----------------------------------------------------------------------------------------------------------------
     Total provision for income taxes................................$     5,414    $     4,343    $     2,087

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:


                                                                            1997           1996           1995

Accelerated depreciation.............................................$     3,893    $     2,464    $     1,832
Preopening costs.....................................................      1,411            813            769
Prepaid expenses.....................................................        112            185             --
Capitalized interest costs...........................................        463            200             --
-----------------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities..................................      5,879          3,662          2,601


Workers compensation ................................................        168            235            295
Net asset basis difference at acquisition............................         25             84            110
Other................................................................        189             95            189
-----------------------------------------------------------------------------------------------------------------
Total deferred tax assets............................................        382            414            594
-----------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)...................................$    (5,497)     $  (3,248)   $    (2,007)

Reconciliation of federal statutory rates to effective income tax rates:

                                                                            1997           1996           1995

Federal corporate statutory rate.....................................      35.0%          34.0%          34.0%
State and local income taxes, net
     of federal income tax benefit...................................       1.6%           5.0%           4.0%
Goodwill amortization and other
     nondeductible expenses .........................................       1.8%           1.5%           4.9%
Tax credits..........................................................      (1.4)%         (2.0)%         (1.2)%
Effect of change in deferred tax rate................................       (.5)%            .9%           --

Other................................................................       1.3%            1.3%           --
-----------------------------------------------------------------------------------------------------------------
Effective tax rate...................................................      37.8%           40.7%         41.7%

Note 6: Leases

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended February 1, 1998. For 1997, 1996, and 1995, rent expense for operating leases was $5,404 , $2,751, and $790, respectively. At February 1, 1998, future minimum lease payments required under operating leases are $5,550, 1998; $5,054, 1999; $4,324, 2000; $3,934, 2001; $3,938, 2002; and $57,647,
total.

Note 7: Common Stock

In 1995 the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 675,000 shares of common stock. In 1997, the Company increased the shares of common stock covered by the Plan to 1,350,000. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are exercisable 20% per year after one year from the date of grant.

In connection with the Distribution, the Company granted, on the date of the Distribution, non-qualified stock options to certain minority shareholders entitling them to purchase Company common stock equal to 2% of the total Company common stock outstanding immediately prior to the Distribution (approximately 156,000 shares). The per share exercise price for each such option is $10.00. Twenty percent of such options were exercisable seven months after the public offering by the Company of its common stock which was completed in October 1995. Thereafter, 20% of such options become exercisable on the second, third, fourth and fifth anniversary of the Distribution.

In 1996 the Company adopted a stock option plan for outside directors (the "Directors Plan"). A total of 150,000 shares of common stock are subject to the Directors Plan. The options granted under the Directors Plan vest ratably over a three year period.

Pro forma information regarding net income and earnings per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.09%, 5.75% and 5.89%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .363, .344 and .344; and a weighted-average life of the option of 4.4, 4.2 and 5.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Because SFAS 123 requires compensation expense to be recognized over the vesting period the impact on pro forma net income and pro forma earnings per common share as reported below may not be representative of pro forma compensation expense in future years. The Company's pro forma information follows:

                                                                                  1997            1996         1995
     Net income, as reported....................................................$  8,897       $   6,340    $   2,922
     Pro forma net income.......................................................$  8,353       $   6,057    $   2,782
     Basic net income per share, as reported....................................$    .77       $     .58    $     .34
     Pro forma basic net income per share.......................................$    .72       $     .56    $     .32
     Diluted net income per share, as reported..................................$    .76       $     .58    $     .34
     Pro forma diluted net income per share.....................................$    .71       $     .55    $     .32

A summary of the Company's stock option activity, and related information is as follows:

                                                        1997                          1996                          1995
                                                        Weighted-Average              Weighted-Average             Weighted-Average
                                                Options  Exercise Price       Options  Exercise Price      Options    Exercise Price

     Outstanding - beginning of year...........   534      $  11.11            383        $ 11.29          --            $     --
     Granted...................................   432      $  19.41            164        $ 10.74            383         $   11.29
     Exercised.................................   (17)     $  11.91             (1)       $ 12.17          --            $     --
     Forfeited.................................   ---      $    ---            (12)       $ 11.59          --            $     --
     Outstanding end of year...................   949      $  14.88            534        $ 11.11            383         $   11.29
     Exercisable at end of year................   174      $  11.06             75        $ 11.27          --            $     --
     Weighted-average fair value of options
         granted during the year...............            $   7.48                       $  3.89                        $    4.56

As of February 2, 1997, exercise prices for 724,000 options and 225,000 options ranged from $10.00 to $14.08 and $20.71 to $24.75, respectively. The weighted-average remaining contractual life of the options is 8.1 years.

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

Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per shares:


                                                                         1997               1996             1995
                                                                         ----               ----             ----

Numerator - Net Income                                              $    8,897            $  6,340          $  2,922
-----------------------------------------------------------------------------------------------------------------------
   Denominator:
     Denominator for basic net income per share -
     weighted average shares                                            11,532              10,901             8,681
   Effect of dilutive securities - employee stock options                  179                  68               --
-----------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share - adjusted
   weighted average shares                                              11,711              10,969             8,681

   Basic net income per share                                       $      .77            $    .58          $    .34

   Diluted net income per share                                     $      .76            $    .58          $    .34

Options to purchase 210,000 shares of common stock at prices ranging from $23.63 to $24.75 were outstanding during the second half of 1997 but were not included in the computation of diluted net income per share because the options would be antidilutive.


Note 9: Related Party Activity

The Company is party to a consulting agreement with Sandell Investments ("Sandell"), a partnership the principals of which are non-management stockholders of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave & Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 1997, 1996 and 1995, the maximum fee provided for under the agreement.

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

Note 10: Employee Benefit Plan

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

Note 11: Contingencies

In October 1997, a litigation limited liability corporation owned by the Edison Brother's creditors filed a lawsuit against multiple parties, including former Edison Brothers shareholders and the Company, seeking recovery in connection with the Spin-Off and certain related transactions. The plaintiff's aggregate recovery in this lawsuit would be limited to the shortfall received by the creditors in the Edison Brothers bankruptcy, and the Company does not have access to complete knowledge as to the number of former Edison Brothers shareholders who have accepted a proposed settlement offer (which would lessen the amount of the shortfall) and as to which former Edison Brothers shareholders are included in the purported defendant class. For these reasons, the Company is unable to quantify any potential exposure from this lawsuit. The Company believes that the claims against the former Edison Brothers shareholders involve a substantially greater amount than the claims against the CompanyAlthough no assurance can be made with respect to the results of the litigation, the Company believes that the claims asserted against the Company are without merit, and the Company intends to vigorously defend itself.

The Company is subject to certain legal proceedings in addition to the matter described above and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.


Note 12: Quarterly Financial Information (unaudited)


                                                              First         Second          Third         Fourth
Fiscal 1997
Total revenues............................................$ 28,632       $  29,671       $  30,840      $ 39,361
Operating income..........................................   3,476           3,216           2,655         5,143
Net income................................................   2,001           1,789           1,535         3,572
Basic net income per share................................$    .18       $     .16       $     .14      $    .27
Basic weighted average shares outstanding ................  10,902          10,907          11,300        13,018
Diluted net income per share..............................$    .18       $     .16       $     .13      $    .27
Diluted weighted average shares outstanding...............  10,994          11,061          11,541        13,249


                                                            First          Second           Third         Fourth
Fiscal 1996
Total revenues.............................................$ 20,217       $  21,145       $  20,096      $ 27,317
Operating income...........................................   2,433           2,370           2,354         3,564
Net income.................................................   1,419           1,418           1,419         2,084
Basic net income per share.................................$    .13       $     .13       $     .13      $    .19
Basic weighted average shares outstanding..................  10,901          10,901          10,902        10,902
Diluted net income per share...............................$    .13       $     .13       $     .13      $    .19
Diluted weighted average shares outstanding................  10,920          11,008          10,993        10,953

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

REPORT OF INDEPENDENT AUDITORS



 STOCKHOLDERS AND BOARD OF DIRECTORS
DAVE & BUSTER'S, INC.


We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of February 1, 1998 and February 2, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at February 1, 1998 and February 2, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 1998, in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP



Dallas, Texas
March 30, 1998