Form 10-Q
period 1998-05-03
DAVE & BUSTERS INC
filed 1998-06-17
CIK 943823

             =====================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                               ------------------

                                   FORM 10-Q

 X        QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT FOR THE QUARTER ENDED MAY 3,  1998.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
----     OF 1934 FOR THE TRANSACTION PERIOD FROM         TO       .
                                                 -------    -------


                        COMMISSION FILE NUMBER: 0-25858



                              -------------------



                             DAVE & BUSTER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            MISSOURI                               43-1532756
     (State of Incorporation)          (I.R.S. Employer Identification No.)

        2481 MANANA DRIVE
         DALLAS, TEXAS                               75220
 (Address of Principal Executive Offices)          (Zip Code)


              Registrant's telephone number, including area code:
                                 (214) 357-9588


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 9, 1998 was 13,047,850 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    13 Weeks Ended
                                                                 -------------------
                                                                 May 3,       May 4,
                                                                  1998         1997
                                                                 ------       ------

Food and beverage revenues                                     $ 19,192    $ 14,778
Amusement and other revenues                                     19,725      13,854
                                                               --------    --------
        Total revenues                                           38,917      28,632

Cost of revenues                                                  7,630       5,533
Operating payroll and benefits                                   10,893       7,972
Other restaurant operating expenses                              10,246       7,143
General and administrative expenses                               2,407       1,886
Depreciation and amortization expense                             2,448       1,844
Preopening cost amortization                                        975         778
                                                               --------    --------
          Total costs and expenses                               34,599      25,156
                                                               --------    --------

Operating income                                                  4,318       3,476
Interest (income) expense, net                                     (291)        197
                                                               --------    --------

Income before provision for income taxes                          4,609       3,279
Provision for income taxes                                        1,743       1,278
                                                               --------    --------

Net income                                                     $  2,866    $  2,001
                                                               ========    ========

Basic net income per share                                     $   0.22    $   0.18
                                                               ========    ========

Basic weighted average shares outstanding                        13,031      10,902

Diluted net income per share                                   $   0.22    $   0.18
                                                               ========    ========

Diluted weighted averages shares outstanding                     13,274      10,994

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)





                                     ASSETS
                                                                                     May 3,
                                                                                      1998     February 1,
                                                                                   (unaudited)    1998
                                                                                    ---------- -----------
Current assets:
    Cash and cash equivalents                                                       $ 10,363   $ 14,309
    Short-term investments                                                             4,507      8,507
    Inventories                                                                        6,667      6,222
    Prepaid expenses                                                                   1,652      1,234
    Preopening costs                                                                   4,381      3,415
    Other current assets                                                                 941      2,018
                                                                                    --------   --------
           Total current assets                                                       28,511     35,705
Property and equipment, net                                                          127,283    114,060
Goodwill, net of accumulated amortization of $1,217 and $1,121                         8,491      8,587
Other assets                                                                             987        637
                                                                                    --------   --------
      Total assets                                                                  $165,272   $158,989
                                                                                    ========   ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $  4,578   $  4,075
    Accrued liabilities                                                                4,287      3,255
    Income taxes payable                                                                 676          0
    Deferred income taxes                                                              2,102      1,967
                                                                                    --------   --------
           Total current liabilities                                                  11,643      9,297
Deferred income taxes                                                                  3,598      3,530
Other liabilities                                                                        864        806
Long-term debt                                                                        12,500     12,000
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                                    0          0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,047,850 and 13,019,050 shares issued and outstanding
         as of May 3, 1998 and February 1, 1998, respectively                            130        130
    Paid in capital                                                                  116,499    116,054
    Retained earnings                                                                 20,038     17,172
                                                                                    --------   --------
           Total stockholders' equity                                                136,667    133,356
                                                                                    --------   --------
                                                                                    $165,272   $158,989
                                                                                    ========   ========

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                Common Stock
                                         ---------------------------      Paid in       Retained
                                             Shares        Amount         Capital       Earnings         Total
                                         ------------   ------------   ------------   ------------   ------------
Balance, February 1, 1998                      13,019   $        130   $    116,054   $     17,172   $    133,356

Proceeds from exercising
  stock options                                    29              0            291              0            291

Tax benefit related to
  stock option exercises                            0              0            154              0            154

Net income                                          0              0              0          2,866          2,866
                                         ------------   ------------   ------------   ------------   ------------

Balance, May 3, 1998                           13,048   $        130   $    116,499   $     20,038   $    136,667
                                         ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                  13 Weeks Ended
                                                               --------------------
                                                                May 3,       May 4,
                                                                 1998        1997
                                                               --------    --------
Cash flows from operating activities
  Net income                                                   $  2,866    $  2,001
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                3,423       2,622
     Provision for deferred income taxes                         (1,223)         63
     Changes in assets and liabilities
      Inventories                                                  (445)       (929)
      Prepaid expenses                                             (418)       (579)
      Preopening costs                                           (1,941)     (1,107)
      Other assets                                                  724         205
      Accounts payable                                              503         (25)
      Accrued liabilities                                         1,032         150
      Income taxes payable                                        2,102       1,199
      Other liabilities                                              59          96
                                                               --------    --------
Net cash provided by operating activities                         6,682       3,696

Cash flows from investing activities
   Capital expenditures                                         (15,573)     (5,298)
   Sale of short-term investments                                 4,000           0
                                                               --------    --------
Net cash used by investing activities                           (11,573)     (5,298)

Cash flows from financing activities
   Proceeds from options exercised                                  445           0
   Borrowings under long-term debt                                  500       5,669
   Repayments of long-term debt                                       0      (4,300)
                                                               --------    --------
Net cash provided by financing activities                           945       1,369
                                                               --------    --------
Cash (used)                                                      (3,946)       (233)
Beginning cash and cash equivalents                              14,309         358
                                                               --------    --------

Ending cash and cash equivalents                               $ 10,363    $    125
                                                               ========    ========



See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 3, 1998


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

NOTE 2:          BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Dave & Buster's, Inc. (the "Company") and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for February 1, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The primary business of the Company is the ownership and operation of restaurant/entertainment Complexes (a "Complex") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Ohio and Colorado.

NOTE 3:          EARNINGS PER COMMON SHARE

    Effective December 15, 1997, the Company adopted the provisions of SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128, including amounts presented for prior periods which have been restated to conform with SFAS No. 128.

NOTE 4:          CONTINGENCIES

    In April 1998, a litigation limited liability corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the June 1995 spin-off and certain related transactions. The plaintiff's aggregate recovery in this lawsuit would be limited to the shortfall received by the creditors in the Edison Brothers bankruptcy.

The Company is unable to quantify any potential exposure from this lawsuit. Although no assurance can be made with respect to the results of the litigation, the Company believes that the claims asserted against the Company are without merit, and the Company intends to vigorously defend itself.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended May 3, 1998 Compared to 13 Weeks Ended May 4, 1997

    Total revenues for the 13 weeks ended May 3, 1998 increased by 36% over the 13 weeks ended May 4, 1997. The increase in revenues was primarily attributable to the Ontario, California, Cincinnati, Ohio, and Denver, Colorado locations, which opened in the first, third and fourth quarters of fiscal 1997, respectively, and a 9% increase in comparable Complex revenues. Total revenues also increased due to the opening of the first store under the Bass licensing agreement. Total revenues for the first quarter of fiscal 1998 from the Bass agreement were $54,000.

    Cost of revenues, as a percentage of revenues, increased to 19.6% from 19.3% in the prior comparable period. The increase in cost of revenues was a result of higher costs associated with food and amusement revenues offset by lower costs associated with beverage revenues. The increase in food costs were a function of higher produce, dairy and grocery costs. The increase in amusement costs was due to higher merchandise and freight costs, while the decrease in beverage costs was primarily associated with lower draft beer and wine costs.

    Operating payroll and benefits increased to 28.0% from 27.9% in the prior comparable period due to higher variable labor and benefits costs offset partially by lower fixed labor costs. The increase in variable labor is partially due to the second increment of the Federal minimum wage increase implemented in September 1997.

    Other operating expenses increased to 26.3% compared to 25.0% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with the addition of the Ontario, California, Cincinnati, Ohio, and Denver, Colorado locations. The increase was also a function of higher restaurant supplies and advertising costs at the Complexes.

    General and administrative costs increased $521,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.2% compared to 6.6% for the comparable prior period due to increased leverage from revenues.

    Depreciation and amortization expense increased $604,000 over the prior comparable period as a result of the opening of the Ontario, California, Cincinnati, Ohio and Denver, Colorado, locations. As a percentage of revenues, depreciation and amortization decreased to 6.3% from 6.4% for the comparable prior period.

    Preopening cost amortization increased $197,000 over the prior comparable period as a result of two additional Complex months of amortization. As a percentage of revenue, preopening costs decreased to 2.5% compared to 2.7% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

    The Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective Complex. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $4.4 million at May 3, 1998.

    As has been the case with the Company's current deferred method for accounting for preopening costs, preopening expense comparisons under the new expense-as-incurred standard will continue to vary from period to period, depending on the number and timing of Complex openings and the specific preopening expenses incurred for each Complex during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1998 and 1999 under either accounting principle (deferred or expense-as-incurred) will likely exceed the respective amount for each immediate prior year. However, the new expense-as-incurred accounting principle required by SOP 98-5 will, by definition, cause an accelerated recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operations for any given period could be significant, depending on the number of Complexes opened during that period.

    The effective tax rate for the first quarter of 1998 was 37.8% as compared to 39.0% for the comparable period last year and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

    Cash flows from operations increased from $3.7 million in the first 13 weeks of fiscal 1997 to $6.7 million in the first 13 weeks of fiscal 1998. The increase was a result of the Ontario, California, Cincinnati, Ohio and Denver, Colorado locations opened in the first, third and fourth quarters of fiscal 1997, respectively.

    The Company has a senior revolving credit facility which permits borrowing up to a maximum of $50,000,000 at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.4% at May 3, 1998). The facility, which matures in May 2000, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. At May 3, 1998, $37,140,000 was available under the senior revolving credit facility.

    The Company's plan is to open four large format Complexes in fiscal 1998. The first Complex opened in Utica (Suburban Detroit), Michigan during the second quarter on May 7, 1998. The Company plans to open three additional large format Complexes in Irvine, California, Rockland County, New York and Orange, California, in the second, third and fourth quarters of fiscal 1998, respectively. The Company also plans on opening a small format Complex in the fourth quarter of fiscal 1998 in Columbus, Ohio. In fiscal 1999, the Company's goal is to open four large format and two small format Complexes. The Company estimates that its capital expenditures will be approximately $53.5 million and $69.5 million for 1998 and 1999, respectively. The Company intends to finance this development with cash flow from operations, the proceeds received from the secondary offering completed in the third quarter of 1997 and the senior revolving credit facility.

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

             PART II.  OTHER INFORMATION

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  Exhibits
                             27 Financial Data Schedule

                       (b)  Reports on Form 8-K
                             No reports on Form 8-K were filed during the 13 weeks ended May 3, 1998.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DAVE & BUSTER'S, INC.


           Dated:  June 17, 1998             by       /s/ David O. Corriveau
                   -------------               --------------------------------
                                                       David O. Corriveau
                                                       Co-Chairman of the Board,
                                                       Co-Chief Executive
                                                       Officer and President


           Dated:  June 17, 1998             by:      /s/ Charles Michel
                   -------------                --------------------------------
                                                       Charles Michel
                                                       Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer

                                 EXHIBIT INDEX



27 Financial Data Schedule