Form 10-Q
period 1998-08-02
DAVE & BUSTERS INC
filed 1998-09-15
CIK 943823

             -----------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------

                                    FORM 10-Q

 X    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT FOR THE QUARTER ENDED AUGUST 2, 1998.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 9, 1998 was 13,061,850 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     13 Weeks Ended            26 Weeks Ended
                                                     --------------            --------------
                                                 August 2,     August 3,    August 2,     August 3,
                                                   1998         1997          1998          1997
                                                   ----         ----          ----          ----
Food and beverage revenues                      $ 19,439      $ 14,655     $ 38,631      $ 29,433
Amusement and other revenues                      21,252        15,016       40,977        28,870
-------------------------------------------------------------------------------------------------
           Total revenues                         40,691        29,671       79,608        58,303

Cost of revenues                                   7,965         5,760       15,595        11,293
Operating payroll and benefits                    11,756         8,416       22,649        16,388
Other restaurant operating expenses               10,303         7,594       20,549        14,737
General and administrative expenses                2,500         1,947        4,907         3,833
Depreciation and amortization expense              2,795         2,021        5,243         3,865
Preopening cost amortization                         992           717        1,967         1,495
-------------------------------------------------------------------------------------------------
           Total costs and expenses               36,311        26,455       70,910        51,611
-------------------------------------------------------------------------------------------------

Operating income                                   4,380         3,216        8,698         6,692
Interest (income) expense, net                      (121)          283         (412)          480
-------------------------------------------------------------------------------------------------

Income before provision for income taxes           4,501         2,933        9,110         6,212
Provision for income taxes                         1,700         1,144        3,443         2,422
-------------------------------------------------------------------------------------------------

Net income                                      $  2,801      $  1,789     $  5,667      $  3,790

Basic net income per share                      $   0.22      $   0.16     $   0.43      $   0.35

Basic weighted average shares outstanding         13,052        10,907       13,041        10,905

Diluted net income per share                    $   0.21      $   0.16     $   0.43      $   0.34

Diluted weighted average shares outstanding       13,272        11,061       13,157        11,028


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS
                                                                     August 2,
                                                                        1998      February 1,
                                                                    (unaudited)      1998
                                                                     ---------       ----
Current assets:
    Cash and cash equivalents                                        $    399     $ 14,309
    Short-term investments                                                  0        8,507
    Inventories                                                         7,678        6,222
    Prepaid expenses                                                    1,673        1,234
    Preopening costs                                                    5,414        3,415
    Other current assets                                                1,716        2,018
------------------------------------------------------------------------------------------
           Total current assets                                        16,880       35,705
Property and equipment, net                                           145,299      114,060
Goodwill, net of accumulated amortization of $1,312 and $1,121          8,396        8,587
Other assets                                                            1,188          637
------------------------------------------------------------------------------------------
         Total assets                                                $171,763     $158,989


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  7,681     $  4,075
    Accrued liabilities                                                 4,974        3,255
    Deferred income taxes                                               2,233        1,967
------------------------------------------------------------------------------------------
           Total current liabilities                                   14,888        9,297
Deferred income taxes                                                   3,663        3,530
Other liabilities                                                       1,018          806
Long-term debt                                                         12,500       12,000
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                     0            0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,060,350 and 13,019,050 shares issued and outstanding
        as of August 2, 1998 and February 1, 1998, respectively           130          130
    Paid in capital                                                   116,725      116,054
    Retained earnings                                                  22,839       17,172
------------------------------------------------------------------------------------------
           Total stockholders' equity                                 139,694      133,356
------------------------------------------------------------------------------------------
                                                                     $171,763     $158,989

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                    Common Stock
                                    ------------          Paid in     Retained
                                 Shares       Amount      Capital     Earnings      Total
                                 ------       ------      -------     --------      -----
Balance, February 1, 1998       13,019     $    130     $116,054     $ 17,172     $133,356

Stock options exercised             41            0          476            0          476

Tax benefit related to
  options exercised                  0            0          195            0          195

Net income                           0            0            0        5,667        5,667
------------------------------------------------------------------------------------------
Balance, August 2, 1998         13,060     $    130     $116,725     $ 22,839     $139,694


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              26 Weeks Ended
                                                              --------------
                                                         August 2,      August 3,
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities
    Net income                                          $  5,667      $  3,790
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                       7,210         5,360
       Provision for deferred income taxes                (1,834)          494
       Changes in assets and liabilities
         Inventories                                      (1,456)         (980)
         Prepaid expenses                                   (439)         (789)
         Preopening costs                                 (3,967)       (1,690)
         Other assets                                       (255)         (725)
         Accounts payable                                  3,606          (360)
         Accrued liabilities                               1,719         1,044
         Income taxes payable                              2,233             0
         Other liabilities                                   212          (335)
--------------------------------------------------------------------------------
Net cash provided by operating activities                 12,696         5,809

Cash flows from investing activities
    Capital expenditures                                 (36,284)      (14,225)
    Sale of short-term investments                         8,507             0
--------------------------------------------------------------------------------
Net cash used by investing activities                    (27,777)      (14,225)

Cash flows from financing activities
    Proceeds from issuance of common stock                   671           167
    Borrowings under long-term debt                        3,500        31,911
    Repayments of long-term debt                          (3,000)      (22,661)
--------------------------------------------------------------------------------
Net cash provided by financing activities                  1,171         9,417
--------------------------------------------------------------------------------
Cash provided (used)                                     (13,910)        1,001
Beginning cash and cash equivalents                       14,309           358
--------------------------------------------------------------------------------

Ending cash and cash equivalents                        $    399      $  1,359


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 2, 1998


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

NOTE 4: CONTINGENCIES

     In April 1998, a litigation limited liability corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the June 1995 spin-off and certain related transactions. In August 1998, the Company settled the litigation with the limited liability litigation corporation. The Company paid $2,125,000 in full and final settlement of all claims against the Company. Due to the nature of this litigation, the settlement amount net of any tax benefit will be charged to equity.

     The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

Management's Discussion and Analysis

Results of Operations - 13 Weeks Ended August 2, 1998 Compared to 13 Weeks Ended August 3, 1997

     Total revenues for the 13 weeks ended August 2, 1998 increased by 37% over the 13 weeks ended August 3, 1997. The increase in revenues was primarily attributable to the Cincinnati, Ohio, and Denver, Colorado locations, which opened in the third and fourth quarters of fiscal 1997, respectively, the Detroit, Michigan and Irvine, California locations which opened in the second quarter, and a 6% increase in comparable Complex revenues. Total revenues also increased due to the opening of the second store under the Bass licensing agreement. Total revenues for the second quarter of fiscal 1998 from the Bass agreement were $149,000.

     Cost of revenues, as a percentage of revenues, increased to 19.6% from 19.4% in the prior comparable period. The increase in cost of revenues was primarily a result of higher costs associated with food revenues offset by lower costs associated with beverage revenues. The increase in food costs were a function of higher produce, dairy and grocery costs, while the decrease in beverage costs was primarily associated with lower beer and liquor costs.

     Operating payroll and benefits increased to 28.9% from 28.4% in the prior comparable period due to higher variable labor and benefits costs. The increase in variable labor is partially due to the second increment of the Federal minimum wage increase implemented in September 1997 while benefit costs increased due to higher medical and dental insurance costs.

     Other operating expenses decreased to 25.3% compared to 25.6% in the prior comparable period. Other operating expenses as a percentage of revenue were lower due to lower advertising and repair and maintenance costs.

     General and administrative costs increased $553,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.1% compared to 6.6% for the comparable prior period due to increased leverage from revenues.

     Depreciation and amortization expense increased $774,000 over the prior comparable period as a result of the opening of the Cincinatti, Ohio, Denver, Colorado, Detroit, Michigan and Irvine, California locations. As a percentage of revenues, depreciation and amortization increased to 6.9% from 6.8% for the comparable prior period.

     Preopening cost amortization increased $275,000 over the prior comparable period as a result of two additional Complex months of amortization. As a percentage of revenue, preopening costs remained flat at 2.4%.

     The effective tax rate for the second quarter of 1998 was 37.8% as compared to 39.0% for the comparable period last year and was the result of a lower effective state tax rate.

Results of Operations - 26 Weeks Ended August 2, 1998 Compared to 26 Weeks Ended August 3, 1997


     Total revenues for the 26 weeks ended August 2, 1998 increased by 37% over the 26 weeks ended August 3, 1997. The increase in revenues was primarily attributable to the Cincinnati, Ohio, and Denver, Colorado locations which opened in the third and fourth quarters of fiscal 1997, respectively, the Detroit, Michigan and Irvine, California locations which opened in the second quarter, and an 8% increase in comparable Complex revenues. Total revenues also increased due to the opening of the second store under the Bass licensing agreement. Total revenues for the first 26 weeks of fiscal 1998 from the Bass agreement were $203,000.

     Cost of revenues, as a percentage of revenues, increased to 19.6% from 19.4% in the prior comparable period. The increase in cost of revenues was primarily a result of higher costs associated with food and amusement revenues offset by lower costs associated with beverage revenues. The increase in food costs were a function of higher produce, dairy and grocery costs. The increase in amusement costs was due to higher merchandise and freight costs, while the decrease in beverage costs was primarily associated with lower draft beer and wine costs.

     Operating payroll and benefits increased to 28.5% from 28.1% in the prior comparable period due to higher variable labor and benefits costs. The increase in variable labor is partially due to the second increment of the Federal minimum wage increase implemented in September 1997.

     Other operating expenses increased to 25.8% compared to 25.3% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with the addition of the Ontario, California, Cincinnati, Ohio, Denver, Colorado, Detroit, Michigan and Irvine, California locations. The increase was also a function of higher restaurant supplies and advertising costs at the Complexes.

     General and administrative costs increased $1,074,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.2% compared to 6.6% for the comparable prior period due to increased leverage from revenues.

     Depreciation and amortization expense increased $1,378,000 over the prior comparable period as a result of the opening of the Ontario, California, Cincinnati, Ohio, Denver, Colorado, Detroit, Michigan and Irvine, California locations. As a percentage of revenues, depreciation and amortization remained flat at 6.6%.

     Preopening cost amortization increased $472,000 over the prior comparable period as a result of four additional Complex months of amortization. As a percentage of revenue, preopening costs decreased to 2.5% compared to 2.6% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

     The Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective Complex. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $5.4 million at August 2, 1998 and 3.4 million at February 1, 1998.

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

     The effective tax rate for the first 26 weeks of 1998 was 37.8% as compared to 39.0% for the comparable period last year and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

       Cash flows from operations increased from $5.8 million in the first 26 weeks of fiscal 1997 to $12.7 million in the first 26 weeks of fiscal 1998. The increase was a result of the Cincinnati, Ohio and Denver, Colorado locations opened in the third and fourth quarters of fiscal 1997, respectively, and the Detroit, Michigan and Irvine, California locations which opened in the second quarter.

       The Company has a senior revolving credit facility which permits borrowing up to a maximum of $50,000,000 at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.4% at August 2, 1998). The facility, which matures in May 2000, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. At August 2, 1998, $37,140,000 was available under the senior revolving credit facility.

       The Company's plan is to open four large format Complexes in fiscal 1998. The first two Complexes opened in Utica (Suburban Detroit), Michigan and Irvine, California during the second quarter on May 7, 1998 and July 16, 1998 respectively. The Company plans to open two additional large format Complexes in Rockland County, New York and Orange, California in the third and fourth quarters of fiscal 1998, respectively. The Company also plans on opening a small format Complex in the fourth quarter of 1998 in Columbus, Ohio. In fiscal 1999, the Company's goal is to open four large format and two small format Complexes. The Company estimates that its capital expenditures will be approximately $53.5 million and $69.5 million for 1998 and 1999, respectively. The Company intends to finance this development with cash flow from operations, the proceeds received from the secondary offering completed in the third quarter of 1997 and the senior revolving credit facility.

     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                  27 Financial Data Schedule

           (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the 26 weeks ended August 2, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DAVE & BUSTER'S, INC.


Dated:  September 11, 1998                   by /s/ David O. Corriveau
        ------------------                      ----------------------
                                                  David O. Corriveau
                                                  Co-Chairman of the Board, Co-
                                                  Chief Executive Officer and
                                                   President


Dated:  September 11, 1998                   by /s/ Charles Michel
        ------------------                      ----------------------
                                                  Charles Michel
                                                  Vice President,
                                                  Chief Financial Officer and
                                                   Treasurer

                                  EXHIBIT INDEX



27 Financial Data Schedule