Form 10-Q
period 1998-11-01
DAVE & BUSTERS INC
filed 1998-12-16
CIK 943823

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                               ------------------

                                    FORM 10-Q

 X        QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT FOR THE QUARTER ENDED NOVEMBER 1, 1998.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 16, 1998 was 13,064,750 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     13 Weeks Ended             39 Weeks Ended
                                                                     --------------             --------------
                                                             November 1,   November 2,    November 1,    November 2,
                                                                1998          1997           1998            1997
                                                                ----          ----           ----            ----
Food and beverage revenues                                    $22,183        $15,458        $60,814         $44,891
Amusement and other revenues                                   23,226         15,382         64,203          44,252
-------------------------------------------------------------------------------------------------------------------
           Total revenues                                      45,409         30,840        125,017          89,143

Cost of revenues                                                9,071          6,109         24,666          17,402
Operating payroll and benefits                                 13,711          8,997         36,360          25,385
Other restaurant operating expenses                            11,315          7,893         31,864          22,630
General and administrative expenses                             2,690          2,115          7,597           5,948
Depreciation and amortization expense                           3,134          2,238          8,377           6,103
Preopening cost amortization                                    1,100            833          3,067           2,328
-------------------------------------------------------------------------------------------------------------------
           Total costs and expenses                            41,021         28,185        111,931          79,796
-------------------------------------------------------------------------------------------------------------------

Operating income                                                4,388          2,655         13,086           9,347
Interest (income) expense, net                                    (7)            138          (419)             618
-------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                        4,395          2,517         13,505           8,729
Provision for income taxes                                      1,661            982          5,104           3,404
-------------------------------------------------------------------------------------------------------------------

Net income                                                    $ 2,734        $ 1,535        $ 8,401         $ 5,325

Basic net income per share                                      $0.21          $0.14          $0.64           $0.48

Basic weighted average shares outstanding                      13,062         11,300         13,048          11,037

Diluted net income per share                                  $  0.21        $  0.13        $  0.64         $  0.48

Diluted weighted average shares outstanding                    13,183         11,541         13,195          11,199

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           ASSETS

                                                                               November 1,
                                                                                  1998               February 1,
                                                                               (unaudited)             1998
                                                                                ---------              ----
Current assets:
    Cash and cash equivalents                                                 $    106                $ 14,309
    Short-term investments                                                           0                   8,507
    Inventories                                                                  8,888                   6,222
    Prepaid expenses                                                             1,773                   1,234
    Preopening costs                                                             6,817                   3,415
    Other current assets                                                         2,510                   2,018
--------------------------------------------------------------------------------------------------------------
           Total current assets                                                 20,094                  35,705
Property and equipment, net                                                    165,423                 114,060
Goodwill, net of accumulated amortization of $1,407 and $1,121                   8,301                   8,587
Other assets                                                                       666                     637
--------------------------------------------------------------------------------------------------------------
         Total assets                                                         $194,484                $158,989


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $ 11,860                $  4,075
    Accrued liabilities                                                          5,010                   3,255
    Deferred income taxes                                                        2,379                   1,967
--------------------------------------------------------------------------------------------------------------
           Total current liabilities                                            19,249                   9,297
Deferred income taxes                                                            3,735                   3,530
Other liabilities                                                                1,271                     806
Long-term debt                                                                  30,000                  12,000
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                              0                       0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,064,750 and 13,019,050 shares issued and outstanding
         as of November 1, 1998 and February 1, 1998, respectively                 130                     130
    Paid in capital                                                            114,526                 116,054
    Retained earnings                                                           25,573                  17,172
--------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                          140,229                 133,356
--------------------------------------------------------------------------------------------------------------
                                                                              $194,484                $158,989


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                 Common Stock
                                                 ------------             Paid in       Retained
                                              Shares       Amount         Capital       Earnings         Total
                                              ------       ------         -------       --------         -----
Balance, February 1, 1998                    13,019         $130          $116,054        $17,172     $133,356

Stock options exercised                          46            0               515              0          515

Tax benefit related to
  options exercised                               0            0               201              0          201

Spin-off and related transactions                 0            0           (2,244)              0      (2,244)

Net income                                        0            0                 0          8,401        8,401
--------------------------------------------------------------------------------------------------------------

Balance, November 1, 1998                    13,065         $130          $114,526        $25,573     $140,229

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                39 Weeks Ended
                                                                                --------------
                                                                          November 1,     November 2,
                                                                             1998            1997
                                                                             ----            ----
Cash flows from operating activities
       Net income                                                         $   8,401       $  5,325
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                         11,444          8,431
       Provision for deferred income taxes                                      617          1,370
       Changes in assets and liabilities
         Inventories                                                         (2,666)        (1,601)
         Prepaid expenses                                                      (539)          (670)
         Preopening costs                                                    (6,468)        (3,183)
         Other assets                                                          (530)        (1,385)
         Accounts payable                                                     7,785          1,310
         Accrued liabilities                                                  1,755          1,378
         Income taxes payable                                                     0              0
         Other liabilities                                                      465           (802)
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    20,264         10,173

Cash flows from investing activities
    Capital expenditures                                                    (59,446)       (27,796)
    Sale of short-term investments                                            8,507              0
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                                       (50,939)       (27,796)

Cash flows from financing activities
    Spin-off and related transactions                                        (2,244)             0
    Proceeds from issuance of common stock                                        0         48,885
    Proceeds from options exercised                                             716            215
    Purchase of fractional shares                                                 0            (10)
    Borrowings under long-term debt                                          19,000         36,411
    Repayments of long-term debt                                             (1,000)       (32,661)
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    16,472         52,840
--------------------------------------------------------------------------------------------------
Cash provided (used)                                                        (14,203)        35,217
Beginning cash and cash equivalents                                          14,309            358
---------------------------------------------------------------------------------------------------

Ending cash and cash equivalents                                          $     106       $ 35,575

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 1, 1998


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

NOTE 4:       CONTINGENCIES

     In April 1998, a litigation limited liability corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the June 1995 spin-off and certain related transactions. In August 1998, the Company settled the litigation with the limited liability litigation corporation. The Company paid $2,244,000 in full and final settlement of all claims against the Company.

NOTE 5:       LONG TERM DEBT

     See Management Discussion and Analysis

     The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

Management's Discussion and Analysis

Results of Operations - 13 Weeks Ended November 1, 1998 Compared to 13 Weeks Ended November 2, 1997

     Total revenues for the 13 weeks ended November 1, 1998 increased by 47% over the 13 weeks ended November 2, 1997. The increase in revenues was primarily attributable to revenues from new complexes and a 3% increase in comparable complex revenues. New complexes opened in the comparable period are Denver, Colorado in the fourth quarter of fiscal 1997 and Utica, Michigan, Irvine, California and Rockland County, New York which opened in the second and third quarters of fiscal 1998, respectively. Total revenues also increased due to the opening of the second complex under the Bass licensing agreement. Total revenues for the second quarter of fiscal 1998 from the Bass agreement were $76,000.

     Cost of revenues, as a percentage of revenues, increased to 20.0% from 19.8% in the prior comparable period. The increase in cost of revenues was primarily a result of higher costs associated with food and amusement revenues offset by lower costs associated with beverage revenues. The increase in food costs were a function of higher produce, dairy and grocery costs. Amusement costs were higher due to increased redemption and merchandise costs while the decrease in beverage costs was primarily associated with lower wine, liquor and beer costs.

     Operating payroll and benefits increased to 30.2% from 29.2% in the prior comparable period due to higher variable labor and benefits costs. The increase in variable labor is partially due to a higher head count associated with retaining people for the fourth quarter and preparing for three new store openings. Benefit costs increased due to higher medical and dental insurance costs.

     Other operating expenses decreased to 24.9% compared to 25.6% in the prior comparable period. Other operating expenses as a percentage of revenue were lower due to utilities, repairs and maintenance and fixed expenses at the complexes.

     General and administrative costs increased $575,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 5.9% compared to 6.9% for the comparable prior period due to increased leverage from revenues.

     Depreciation and amortization expense increased $896,000 over the prior comparable period as a result of the opening of the Cincinatti, Ohio, Denver, Colorado, Utica, Michigan, Irvine, California and Rockland County, New York locations. As a percentage of revenues, depreciation and amortization decreased to 6.9% from 7.2% for the comparable prior period.

     Preopening cost amortization increased $267,000 over the prior comparable period as a result of five additional complex months of amortization. As a percentage of revenue, preopening costs decreased to 2.4% from 2.7% in the comparable period.

     The effective tax rate for the third quarter of 1998 was 37.8% as compared to 39.0% for the comparable period last year and was the result of a lower effective state tax rate.

Results of Operations - 39 Weeks Ended November 1, 1998 Compared to 39 Weeks Ended November 2, 1997

     Total revenues for the 39 weeks ended November 1, 1998 increased by 40% over the 39 weeks ended November 2, 1997. The increase in revenues was primarily attributable to revenues from new complexes and a 7% increase in comparable complex revenues. New complexes opened in the comparable period are Cincinnati, Ohio and Denver, Colorado which opened in the third and fourth quarters of fiscal 1997, respectively, and Utica, Michigan, Irvine, California and Rockland County, New York which opened in the second and third quarters of fiscal 1998, respectively. Total revenues also increased due to the opening of the second complex under the Bass licensing agreement. Total revenues for the first 39 weeks of fiscal 1998 from the Bass agreement were $279,000.

     Cost of revenues, as a percentage of revenues, increased to 19.7% from 19.5% in the prior comparable period. The increase in cost of revenues was primarily a result of higher costs associated with food and amusement revenues offset by lower costs associated with beverage revenues. The increase in food costs were a function of higher produce, dairy and grocery costs. Amusement costs were higher due to increased redemption and merchandise costs while the decrease in beverage costs was primarily associated with lower wine, liquor and beer costs.

     Operating payroll and benefits increased to 29.1% from 28.5% in the prior comparable period due to higher variable labor and benefits costs. The increase in variable labor is partially due to the second increment of the Federal minimum wage increase implemented in September 1997 as well as a higher head count associated with preparing for three new store openings. Benefit costs increased due to higher medical and dental insurance costs.

     Other operating expenses increased to 25.5% compared to 25.4% in the prior comparable period. Other operating expenses were higher due to increased occupancy costs associated with the addition of the Cincinnati, Ohio, Denver, Colorado, Utica, Michigan, Irvine, California and Rockland County, New York locations. The increase was also a function of higher restaurant supplies and advertising costs at the complexes.

     General and administrative costs increased $1,649,000 over the prior comparable period as a result of increased administrative payroll and related costs for new personnel and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.1% compared to 6.7% for the comparable prior period due to increased leverage from revenues.

     Depreciation and amortization expense increased $2,274,000 over the prior comparable period as a result of the opening of the Cincinnati, Ohio, Denver, Colorado, Utica, Michigan, Irvine, California and Rockland County, New York locations. As a percentage of revenues, depreciation and amortization decreased to 6.7% from 6.8% in prior comparable period.

     Preopening cost amortization increased $739,000 over the prior comparable period as a result of eight additional complex months of amortization. As a percentage of revenue, preopening costs decreased to 2.4% compared to 2.6% in the prior comparable period. The percentage decrease is attributable to the leverage from increased revenues.

     The Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective complex. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $6.8 million at November 1, 1998 and $3.4 million at February 1, 1998.

     As has been the case with the Company's current deferred method for accounting for preopening costs, preopening expense comparisons under the new expense-as-incurred standard will continue to vary from period to period, depending on the number and timing of complex openings and the specific preopening expenses incurred for each complex during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1998 and 1999 under either accounting principle (deferred or expense-as-incurred) will likely exceed the respective amount for each immediate prior year. However, the new expense-as-incurred accounting principle required by SOP 98-5 will, by definition, cause an accelerated recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operaions for any given period could be significant, depending on the number of complexes opened during that period.

     The effective tax rate for the first 39 weeks of fiscal 1998 was 37.8% as compared to 39.0% for the comparable period last year and was the result of a lower effective state tax rate.

Liquidity and Capital Resources

       Cash flows from operations increased from $10.2 million in the first 39 weeks of fiscal 1997 to $20.3 million in the first 39 weeks of fiscal 1998. The increase was a result of the Cincinnati, Ohio and Denver, Colorado locations which, opened in the third and fourth quarters of fiscal 1997, respectively, and the Utica, Michigan, Irvine, California and Rockland County, New York locations which opened in the second and third quarters of fiscal 1998.

       The Company has a senior revolving credit facility which permits borrowing up to a maximum of $50,000,000 at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (8.0% at November 1, 1998). The facility, which matures in May 2000, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. At November 1, 1998, $20,000,000 was available under the senior revolving credit facility.

       On November 5, 1998 the Company expanded its current senior revolving credit facility. The expanded facility permits borrowing up to $100,000,000 million at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores.

       On December 7,1998 the Company entered into an interest rate swap agreement whereby the Company traded its floating rate debt for fixed rate debt. The notional amount was for $35,000,000 and was for a period of one year.

       The Company's plan is to open four large format complexes in fiscal 1998. The first three complexes opened in Utica (Suburban Detroit), Michigan and Irvine, California and Rockland County, New York during the second and third quarters on May 7, 1998, July 16, 1998 and September 17, 1998, respectively. The Company opened an additional large format complex in Orange, California on November 5, 1998. The Company also plans on opening a small format complex in the fourth quarter of 1998 in Columbus, Ohio. In fiscal 1999, the Company's goal is to open four large format and two small format complexes. The Company estimates that its capital expenditures will be approximately $71.4 million and $74.9 million for 1998 and 1999, respectively. The Company intends to finance this development with cash flow from operations and the senior revolving credit facility.

Impact of the Year 2000 Issues

       The Company's comprehensive Year 2000 initiative is designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. The Company currently estimates that it will spend approximately $2.4 million on new software which will replace existing software that may not be year 2000 compliant. Such costs are being capitalized. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                  10.1 Second Amendment to Credit Agreement, dated November 5, 1998, among the Company, Chase Bank of Texas National Association (as agent) and the banks named therein.

                  27 Financial Data Schedule

           (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the 39 weeks ended November 1, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DAVE & BUSTER'S, INC.


     Dated:  December 16, 1998               by  /s/ David O. Corriveau
             -----------------                   ----------------------------
                                                 David O. Corriveau
                                                 Co-Chairman of the Board, Co-
                                                 Chief Executive Officer and
                                                  President


     Dated:  December 16, 1998               by  /s/ Charles Michel
             -----------------                   ------------------------
                                                 Charles Michel
                                                 Vice President,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

10.1      Second Amendment to Credit Agreement.

27        Financial Data Schedule