Form 10-K
period 1999-01-31
DAVE & BUSTERS INC
filed 1999-05-03
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999         Commission File No.  0-25858

                              DAVE & BUSTER'S, INC.

             (Exact name of registrant as specified in its charter)

         Missouri                                         43-1532756
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification number)

2481 Manana Drive, Dallas, Texas                            75220
(Address of principal executive offices)                  (zip code)

                         Registrant's telephone number,
                       including area code (214) 357-9588

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at April 23, 1999 was $267,911,907.

The number of shares of common stock outstanding at April 23, 1999 was 13,076,600 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated May 10, 1999, for its annual meeting of Stockholders on June 15, 1999, are incorporated by reference into
Part III hereof, to the extent indicated herein.

                                     PART I

Item 1.  BUSINESS.

         General

         Dave & Buster's, Inc. (the "Company") operates 19 large format, high-volume Restaurant/Entertainment Complexes ("Complexes" or "Stores") under the Dave & Buster's name. Each Dave & Buster's Complex offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's large format is designed to promote easy access to, and maximize customer cross-over between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults.


         The Dave & Buster's Concept

         The Company seeks to differentiate itself by providing high quality dining, bar service, and entertainment attractions in a comfortable, adult atmosphere. The key factors of the Company's market positioning and operating strategy are:

         Distinctive Concept. Each Dave & Buster's offers a distinctive combination of dining, bar service and entertainment. A full menu and complete bar service are available from early lunch until late at night in each restaurant and throughout almost all of the entertainment areas. The broad array of attractions, ranging from table and carnival games to state-of-the-art virtual reality games, is continuously reviewed and updated to maintain a fresh entertainment environment. The Company also actively seeks to enhance the popularity of its traditional games, such as pocket billiards and shuffleboard, by providing high quality tables, a clean and comfortable environment and a high standard of service.

         A Large, Multiple Attraction Destination. The Complexes range in approximate total area from 30,000 square feet to 70,000 square feet. The large scale of each operation, together with the numerous food, beverage and entertainment options offered, is designed to attract a diverse customer base and consolidate multiple-destination customer spending into one location. Each Dave & Buster's attracts local customers from a wide geographical area (estimated to be a twenty-mile radius) along with tourists, conventioneers, and business travelers.

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

         High Standard of Customer Service. Through intensive personnel training, constant monitoring of operations and stringent operational controls, the Company strives to maintain a consistently high standard of food, beverage, and amusement service throughout each Complex. The Company's commitment to customer service is evidenced by the availability of full food and beverage service in entertainment areas as well as the restaurant and bar areas.

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

         Comfortable Adult Atmosphere. Each Dave & Buster's is primarily adult oriented and, while children are welcome, strict guidelines are enforced. Customers under twenty-one years of age must be accompanied by a parent or guardian (a person 25 years of age or older who agrees to be responsible for the conduct and safety of the underage guest) at all times during their visit and are not allowed in a Dave & Buster's after 10:00 p.m. (11:00 p.m. in the summer months). The Company believes that these policies help maintain the type of pleasant, relaxed atmosphere that appeals to adult customers. The Company also believes that this atmosphere attracts groups of customers such as private parties and business organizations.

         Integrated Systems. The Company utilizes centralized information and accounting systems that are designed to allow its management to efficiently monitor labor, food, and other direct operating expenses, and to provide timely access to financial and operating data. Management believes that its integrated computer systems permit it, on both an overall and per Complex basis, to efficiently operate the Restaurant/Entertainment Complexes.

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

         The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, individual sized pizzas, burgers, steaks, seafood and chicken. The menu is regularly updated to reflect current dining trends and incorporates "house specials" such as barbeque ribs, blackened chicken pasta, mesquite-peppered rib eye steak, and a Philadelphia cheesesteak sandwich. A wide variety of other appetizers, soups, salads, sandwiches and desserts is also available. Entree prices range from $6.50 to $16.95, with many entrees in the $7.95 to $9.95 price range. In order to promote customer flow and complement the entertainment areas, full, sit-down food service is offered not only in the restaurant areas, but throughout the entire Complex. In addition, throughout the restaurant and entertainment areas each Dave & Buster's offers full bar service including over 50 different beers, an extensive wine selection, and a variety of non-alcoholic beverages such as its own private label, "D&B Old Fashioned Philly Root Beer."

         The entertainment attractions in each Dave & Buster's are geared toward customer participation and offer both traditional entertainment and "Million Dollar Midway" entertainment.

         Traditional Entertainment. Each Dave & Buster's offers a number of traditional entertainment options. These traditional offerings include "world class" pocket billiards, "championship-style" shuffleboard tables, and the Show Room which is designed for hosting private social parties and business gatherings as well as Company sponsored events. Traditional entertainment games are rented by the hour.

         Million Dollar Midway Games. The largest area in each Dave & Buster's is the Million Dollar Midway which is designed to provide high-energy, escapism entertainment through a broad selection of electronic, skill and sports-oriented games. The Dave & Buster's Power Card activates all the midway games (with the exception of coin action games) and can be recharged for additional play. The Power Card enables customers to activate games more easily and encourages extended play of games. By replacing coin activation, the Power Card has eliminated the technical difficulties and maintenance issues associated with coin activated equipment. Furthermore, the Power Card feature has increased the Company's flexibility in pricing and promoting of games.

         Attractions within the Million Dollar Midway include fantasy/high technology and classic midway entertainment. Fantasy/high-technology offerings include simulator games such as formula race cars, off-road vehicles, fighter jets and motorcycles; Galaxian Theater, a multi-participant, enclosed simulation theater where up to six players take part in mock battles with alien invaders; Virtuality, an interactive, electronic game designed to simulate an actual battlefield environment; Virtual World, a fantasy environment attraction; Iwerks Turbo Ride Theatre, a 16 to 18 seat motion simulation theater; large-screen interactive electronic games; and "The 19th Hole,"a state-of-the-art golf simulator.

         Classic midway entertainment includes sports-oriented games of skill; carnival-style games, which are intended to replicate the atmosphere found in many local county fairs; and D&B Downs which is one of several multiple-player race games offered in each Dave & Buster's. At the Winner's Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, ballcaps, T-shirts, boxer shorts, and small electronic items.

         Locations

         At January 31, 1999, the Company operated a total of 17 locations in 11 states, which included:

                                                          Approximate
    Location                              State          Square Footage
    --------                              -----          --------------

    Dallas (I)                              TX               40,000
    Dallas (II)                             TX               33,000
    Houston                                 TX               53,000
    Atlanta                                 GA               53,000
    Philadelphia                            PA               70,000
    Chicago (I)                             IL               50,000
    Chicago (II)                            IL               58,000
    Hollywood                               FL               50,000
    North Bethesda                          MD               60,000
    Ontario                                 CA               58,000
    Cincinnati                              OH               63,000
    Denver                                  CO               48,000
    Utica (suburban Detroit)                MI               53,000
    Irvine                                  CA               53,000
    Rockland County                         NY               53,000
    Orange                                  CA               53,000
    Columbus                                OH               37,500


         Business Development

         The Company continually seeks to identify and evaluate new locations for expansion. The Company's goal is to open six and seven Complexes in fiscal years 1999 and 2000, respectively, and eight Complexes each fiscal year thereafter. The Company will open Complexes in 1999 as follows:

                                                        Approximate           Development
             Location                   State         Square Footage             Status
             --------                   -----         --------------             ------

             San Antonio                  TX              52,000           Opened February 1999
             Atlanta (II)                 GA              57,000           Opened April 1999
             St. Louis                    MO              56,000           Under construction
             Austin                       TX              40,000           Under construction
             Jacksonville                 FL              40,000           Under construction
             Providence                   RI              40,000           Under construction

         Potential locations for openings in fiscal 2000 have been tentatively identified and site negotiations are currently in progress.

         The Company believes that the location of its Complexes is critical to the Company's long-term success and devotes significant time and resources to analyzing each prospective site. In general, the Company targets high-profile sites within metropolitan areas of less than one million people for intermediate-size models and at least one million people for mega-size models. The Company carefully analyzes demographic information (such as average income levels) for each prospective site, the Company considers factors such as visibility; accessibility to regional highway systems; zoning; regulatory restrictions; and proximity to shopping areas, office complexes, tourist attractions and residential areas. The Company also carefully studies the restaurant and entertainment competition in prospective areas. In addition, the Company must select a site of sufficient size to accommodate its prototype facility with ample, convenient customer parking.

         The typical cost of opening a mega-size Dave & Buster's ranges from approximately $7.0 million to $12.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. For intermediate-size models, the typical cost ranges from approximately $6.0 million and $8.0 million (excluding pre-opening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics and availability of the site for purchase. The Complexes opened in 1998 included both owned and leased facilities. Opening a leased facility reduces the Company's capital investment in a Complex because the Company does not incur land and site improvement costs and may also receive a construction allowance from the landlord for improvements. The exterior and interior layout of a Dave & Buster's is flexible and can be readily adapted to different types of buildings. The Company has opened Complexes in both new and existing structures, in both urban and suburban areas.


         International

         In August 1995, the Company entered into a license agreement with a subsidiary of Bass Plc ("Bass") to license the "Dave & Buster's" name and concept in the United Kingdom. Under this agreement, Bass opened a Complex in Birmingham, England in May 1997, a Complex in Bristol, England in July 1998, and has agreed to open a total of seven Complexes in the United Kingdom by 2005. Under the license agreement, Bass is required to pay the Company a royalty based upon gross revenues, net of value added taxes. The royalty rate paid by Bass is a sliding scale which averages 5% of gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company-operated Complexes.

         In February 1998, the Company entered into a license agreement with the TaiMall Development Company ("TaiMall") to license the "Dave & Buster's" name and concept in the Pacific Rim. Under this agreement, TaiMall expects to open seven Complexes in the Pacific Rim by the year 2006, the first of which it anticipates opening in 1999. Under the license agreement, TaiMall is required to pay the Company a 5% royalty based upon gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In September 1998, the Company entered into a license agreement with the SVAG Development Corporation ("SVAG")to license the "Dave & Buster's" name and concept in Germany,

         Switzerland and Austria. Under this agreement, SVAG expects to open seven Complexes by the year 2007, and is required to pay the Company a 5% royalty based upon gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In December 1998, the Company entered into a letter of intent to license the "Dave & Buster's" name and concept in Canada with W.I.N. Gaming Corp. It proposes to develop five locations in Canada, with the first location targeted to open in a Toronto retail center in the year 2000. In October 1997, the Company entered into a letter of intent to license the "Dave & Buster's" name and concept in Mexico with ECE S.A. de C.V to develop five locations. There is no assurance that these letters of intent will result in definitive agreements.

         The Company is considering entering into agreements to license the "Dave & Buster's" name and concept in additional foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations.

         Operations and Management

         The Company's ability to manage a complex operation, including both high volume restaurants, bars and diverse entertainment attractions, has been critical to its overall success. The Company strives to maintain quality and consistency in each of its Complexes through careful training and supervision of personnel and the establishing and adhering to, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and facilities maintenance. The Company believes that it has been able to attract and retain high quality, experienced restaurant and entertainment management and personnel through its competitive compensation and bonus programs and its policy of promoting from within the Company. Staffing levels vary according to the size of the location, but a mega-size Dave & Buster's is managed by one general manager, two assistant general managers, seven line managers, and one business manager.

         In general, each mega-size Dave & Buster's also employs one purchasing agent, one amusement manager, two assistant amusement managers, one kitchen manager, two assistant kitchen managers, and one special events sales manager. The Company has experienced relatively little turnover of managerial employees. On average, the Company's current general managers possess approximately three-and-a-quarter years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Manager who reports to the Vice President, Director of Operations.

         All managers, many of whom are promoted from within, must complete an eleven-week training program during which they are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, entertainment management, and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards as well as proper operation and playing conditions of the Company's entertainment attractions. New sales staff and entertainment personnel participate in approximately two weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the

         Company has extensive and varied programs designed to recognize and reward employees for superior performance.

         Efficient, attentive and friendly service is integral to the Company's overall concept. In addition to customer evaluations, the Company uses a "secret shopper" quality control program to independently monitor customer satisfaction. "Secret shoppers" are independent persons who, on a periodic basis, test the Company's food, beverage, and service as customers without the knowledge of restaurant management or personnel, and report their findings to corporate management.

         Each Complex uses a variety of integrated management information systems. These systems include a computerized point-of-sale system which facilitates the movement of customer food and beverage orders between the customer areas and kitchen operations, controls cash, handles credit card authorizations, keeps track of revenues on a per-employee basis for incentive awards, and provides management with revenue and inventory data.

         Marketing, Advertising and Promotion

         The Company operates its marketing, advertising, and promotional programs through an in-house Communications Department and employs a full-time corporate Communications and Special Events Director. The Company focuses on three primary marketing target audiences in its advertising and promotional programs: (1) local market-area customers;
         (2) out-of-town visitors; and (3) corporate and group customers.

         Local Market-Area Customers. Management believes that its strongest marketing tool is customer referrals. In addition, the Company continually updates its local customer database which is utilized for specifically targeted marketing and advertising programs to customers in a 10 to 20 mile radius. Through a mix of marketing techniques such as direct mailings, point-of-sale materials, outdoor advertising, and local-market print and broadcast media, the Company promotes seasonal events, in-house promotions, special offers, and new entertainment attractions.

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

         Corporate and Group Marketing. The Complex-based Special Events Sales Managers book group events such as business seminars, receptions and private parties. The Company develops and maintains a database for corporate and group bookings. Each Dave & Buster's has hosted events for many large multinational, national, and regional businesses. Many of the Company's corporate and group customers have hosted repeat events. In addition to the rapport developed with these clients, the Company stages and promotes its own local group marketing opportunities such as "Karaoke Sing-a-Longs", "Murder Mystery Dinner Theater," televised sporting events and charity benefits. The corporate marketing department is also responsible for budgeting and controlling media and production costs. During fiscal 1998, the Company's expenditures for advertising and promotions were approximately 2.3% of its revenues.

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

         Employees

         At January 31, 1999, the Company employed approximately 5,000 persons, 120 of whom served in administrative or executive capacities, 435 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

         None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be very good.

         Intellectual Property

         The Company has registered the trademark "Dave & Buster's" with the United States Patent and Trademark Office and in various foreign countries. The Company has registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries.

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

                  Expansion Plans; Capital Resource Requirements

                  The Company presently plans to open six and seven Complexes during each of fiscal years 1999 and 2000, respectively, and eight Complexes each fiscal year thereafter. Accomplishing these expansion goals will depend upon a number of factors, including the Company's ability to raise sufficient capital; locate and obtain appropriate sites; hire and train additional management personnel; and construct or acquire, at reasonable cost, the necessary improvements and equipment for such Restaurant/Entertainment Complexes. In particular, the capital resources required to develop each new Restaurant/Entertainment Complex are significant.

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


                  Small Number of Restaurant/Entertainment Complexes

                  As of January 31, 1999 the Company operated seventeen Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability of the Company. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect the profitability of the entire Company. New Restaurant/Entertainment Complexes have experienced a drop in revenues after their first year of operation, and the Company does not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful.

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

                  International Expansion; License Agreements

                  In August 1995, February 1998, and September 1998, the Company entered into agreements with Bass, TaiMall and SVAG to license the "Dave & Buster's" name and concept in the United Kingdom, Pacific Rim, and Europe, respectively. In addition, the Company is considering entering into agreements to license the "Dave & Buster's" name and concept in other foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations. The Company's concept is untested outside the United States, and no assurance can be given that any international location will be successful. In addition, the Company's continued success is dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of licensee-owned Complexes over which the Company will have limited control. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Complex is located. Certain provisions in a license agreement for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. In addition, it may be more difficult to register and protect the Company's intellectual property rights in certain foreign countries.

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

                  Stock Price Volatility

                  The market price of the Common Stock could fluctuate substantially due to a variety of factors, including quarterly operating results of the Company or other restaurant or entertainment companies; changes in general conditions in the economy; the financial markets or the restaurant or entertainment industries; natural disasters; or other developments affecting the Company or its competitors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

                  Quarterly Fluctuations and Seasonality

                  As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the fall season, and expects higher fourth quarter revenues associated with the year-end holidays.

Item 2.  PROPERTIES.

         As of January 31, 1999 the Company operated a total of 17 Complexes located in 11 states. The Company is currently utilizing all available land at its owned locations. The Company's real estate leases are with unrelated third parties except where noted.

                                                Owned or            Lease Expiration         Lease Expiration
         Location                State       Leased Property              Date               Date with Options
         --------                -----       ---------------              ----               -----------------

         Dallas (I)                TX             Owned                   ---                       ---
         Dallas (II)               TX            Leased               December 2002            December 2007
         Houston                   TX             Owned                   ---                       ---
         Atlanta                   GA             Owned                   ---                       ---
         Philadelphia              PA            Leased               January 2015*            January 2024
         Chicago (I)               IL             Owned                   ---                       ---
         Chicago (II)              IL            Leased               January 2016             January 2026
         Hollywood                 FL            Leased**             April 2016               April 2031
         North Bethesda            MD            Leased               January 2018             January 2033
         Ontario                   CA            Leased               January 2018             January 2028
         Cincinnati                OH            Leased               January 2018             January 2038
         Denver                    CO            Leased               December 2017            December 2032
         Utica                     MI            Leased                June 2018                 June 2033
         Irvine                    CA            Leased                July 2018                 July 2028
         Rockland County           NY            Leased               January 2019             January 2034
         Orange                    CA            Leased               January 2019             January 2029
         Columbus                  OH             Owned                   ---                       ---

         * The Company also leases additional parking facilities which expires January 2014.

         **       The Company owns the building and leases the real estate.

         The Company has also signed 20-year leases for Complexes due to open in fiscal 1999 in each of San Antonio, Texas; Atlanta, Georgia; St. Louis, Missouri; Austin, Texas; and Providence, Rhode Island. Twenty-year leases have also been signed for San Jose, California and Miami, Florida, which are scheduled to open in the year 2000. Third-party leases typically provide for a minimum base rent, additional rent based on a percentage of revenues and payment of certain operating expenses.

         The Company's San Antonio, Texas location is leased from CE San Antonio Investment Trust, whose managing trustee is a director of the Company.

Item 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, and employment-related claims. To date, none of such litigation, some of which is covered by insurance, has had a material effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol DANB. The following table summarizes the high and low sale prices per share of Common Stock for the periods indicated, as reported on the Nasdaq National Market:

         Fiscal Year 1996
         First Quarter                                 $16.42            $ 9.33
         Second Quarter                                 19.25             12.67
         Third Quarter                                  16.92             12.33
         Fourth Quarter                                 14.50             11.17

         Fiscal Year 1997
         First Quarter                                  16.92             12.67
         Second Quarter                                 21.83             13.58
         Third Quarter                                  22.50             20.17
         Fourth Quarter                                 27.63             18.38

         Fiscal Year 1998
         First Quarter                                  27.75             21.13
         Second Quarter                                 26.50             21.38
         Third Quarter                                  22.63             10.50
         Fourth Quarter                                 24.38             17.13

         At April 23, 1999, the Company there were 2,242 holders of record.

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

                                 Fiscal Year       1998           1997            1996            1995           1994
                                                        (in thousands, except per share amounts and store data)
Income Statement Data
Food and beverage revenues                      $   89,378     $   64,703      $   48,568      $   28,554     $   27,426
Amusement and other revenues                        92,906         63,801          40,207          23,990         21,997
                                                ----------     ----------      ----------      ----------     ----------
         Total revenues                            182,284        128,504          88,775          52,544         49,423

Cost of revenues                                    35,582         24,795          18,003          10,945         10,075
Operating payroll and benefits                      52,206         36,227          25,483          15,999         14,746
Other restaurant operating expenses                 45,862         32,787          20,582          11,481         11,760
General and administrative expenses                 10,579          8,489           5,734           3,905          2,724
Depreciation and amortization expense               12,163          8,470           5,647           3,538          2,827
Preopening cost amortization                         4,539          3,246           2,605             161          1,128
Earn-out and special compensation                       --             --              --           1,607          2,125
                                                ----------     ----------      ----------      ----------     ----------
         Total costs and expenses                  160,931        114,014          78,054          47,636         45,385

Operating income                                    21,353         14,490          10,721           4,908          4,038
Interest income (expense), net                         194           (179)            (38)            101             59
                                                ----------     ----------      ----------      ----------     ----------

Income before provision for income taxes            21,547         14,311          10,683           5,009          4,097
Provision for income taxes                           7,969          5,414           4,343           2,087          1,733
                                                ----------     ----------      ----------      ----------     ----------

         Net income                             $   13,578     $    8,897      $    6,340      $    2,922     $    2,364

Basic net income per share                      $     1.04     $      .77      $      .58      $      .34     $      .30
Basic weighted average shares outstanding           13,053         11,532          10,901           8,681          7,796
Diluted net income per share                    $     1.03     $      .76      $      .58      $      .34     $      .30
Diluted weighted average shares outstanding         13,246         11,711          10,969           8,681          7,796

Balance Sheet Data
Working capital (deficit)                       $    8,220     $   26,408     $    1,077     $    5,634     $   (2,637)
Total assets                                       216,592        158,989         99,436         76,201         49,030
Long-term obligations                               42,500         12,000         14,250            500          9,986
Stockholders' equity (1)                           145,502        133,356         75,366         69,008             --

Number of Complexes Open at End of Period
     Company operated                                   17             12              9              7              5


(1) Prior to fiscal 1995, the Company was a subsidiary of Edison Brothers Stores, Inc.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS).

FISCAL 1998 COMPARED TO FISCAL 1997

Total revenues increased to $182,284 for fiscal 1998 from $128,504 for fiscal 1997, an increase of $53,780 or 42%. New Stores opened in fiscal 1998 (Utica, Michigan; Irvine, California; Rockland County, New York; Orange, California; and Columbus, Ohio) and in fiscal 1997 (Ontario, California; Cincinnati, Ohio; and Denver, Colorado) accounted for 93% of the increase. Revenues at comparable Stores increased 6% for fiscal 1998. Increases in revenues were also attributable to a higher average guest check. Total revenues for fiscal 1998 from the Bass licensing agreement were $395. Food and beverage revenues, as a percentage of total revenues, have decreased in comparison to prior year levels as a result of higher percentage of floor space devoted to entertainment activities within the Company's new Stores; the national trend towards lower alcoholic beverage consumption; and the continuing impact of the Power Card.

Cost of revenues increased to $35,582 for fiscal 1998 from $24,795 for fiscal 1997, an increase of $10,787 or 44%. The increase was principally attributable to the 42% increase in revenues. As a percentage of revenues, cost of revenues increased to 19.5% in fiscal 1998 from 19.3% in fiscal 1997 due to higher amusement redemption costs.

Operating payroll and benefits increased to $52,206 for fiscal 1998 from $36,227 for fiscal 1997, an increase of $15,979 or 44%. As a percentage of revenue, operating payroll and benefits increased to 28.6% in fiscal 1998 from 28.2% in fiscal 1997 due to higher variable labor costs.

Other restaurant operating expenses increased to $45,862 for fiscal 1998 from $32,787 for fiscal 1997, an increase of $13,075 or 40%. As a percentage of revenues, other restaurant operating expenses were 25.2% of revenues in fiscal 1998 as compared to 25.5% of revenues in fiscal 1997. Other restaurant operating expenses were lower due to reduced repair and maintenance and fixed costs at the Stores offset by higher occupancy costs associated with new Stores opened in fiscal 1998 and in fiscal 1997.

General and administrative expenses increased to $10,579 for fiscal 1998 from $8,489 for fiscal 1997, an increase of $2,090 or 25%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 5.8% in fiscal year 1998 from 6.6% in fiscal year 1997.

Depreciation and amortization expense increased to $12,163 for fiscal 1998 from $8,470 for fiscal 1997, an increase of $3,693 or 44%. As a percentage of revenues, depreciation and amortization increased to 6.7% from 6.6% for the comparable prior period. The increase was attributable to new Stores opened in fiscal 1998 and in fiscal 1997.

Preopening cost amortization increased to $4,539 for fiscal 1998 from $3,246 for fiscal 1997, an increase of $1,293 or 40%. As a percentage of revenues, preopening cost amortization was 2.5% for both fiscal 1998 and 1997.

Through January 31, 1999, the Company deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each respective Complex. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense, as incurred, all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax benefit in the first quarter of fiscal 1999 in the amount of $4,441 or $.34 per diluted share.

As has been the case with the Company's current method of deferring preopening costs, preopening expense comparisons under the new expense-as-incurred standard will continue to vary from period to period, depending on the number and timing of Complex openings and the specific preopening expenses incurred for each Complex during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1999 under either accounting principle (deferred or expense-as-incurred) will likely exceed the respective amount for each immediate prior year. However, the new expense-as-incurred accounting principle required by SOP 98-5 will, by definition, cause an accelerated recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operations for any given period could be significant, depending on the number of Complexes opened during that period.

Interest income for fiscal 1998 was $194 versus an interest expense of $179 for fiscal 1997. The increase was primarily due to higher average debt in 1997 versus 1998.

The effective tax rate for fiscal year 1998 was 37.0% as compared to 37.8% for fiscal year 1997, and the result of a lower effective state tax rate.



FISCAL 1997 COMPARED TO FISCAL 1996

Total revenues increased to $128,504 for fiscal 1997 from $88,775 for fiscal 1996, an increase of $39,729 or 45%. New Stores opened in fiscal 1997 (Ontario, California; Cincinnati, Ohio; and Denver, Colorado) and in fiscal 1996 (Hollywood, Florida and North Bethesda, Maryland) accounted for 88% of the increase. Increased revenues at comparable Stores increased 10% for fiscal 1997. Increases in revenues were also attributable to a higher average guest check and the addition of the Power Card. Total revenues for fiscal 1997 from the Bass licensing agreement were $251. Food and beverage revenues, as a percentage of total revenues, have decreased in comparison to prior year levels as a result of higher percentage of floor space devoted to entertainment activities within the Company's new Stores; the national trend towards lower alcoholic beverage consumption; and the addition of the Power Card.

Cost of revenues increased to $24,795 for fiscal 1997 from $18,003 for fiscal 1996, an increase of $6,792 or 38%. The increase was principally attributable to the 45% increase in revenues. As a percentage of revenues, cost of revenues decreased to 19.3% in fiscal 1997 from 20.3% in fiscal 1996 due to lower food, beverage, and amusement costs. The shift in revenue mix from food and beverage to the higher margin amusement revenues also attributed to the decrease.

Operating payroll and benefits increased to $36,227 for fiscal 1997 from $25,483 for fiscal 1996, an increase of $10,744 or 42%. As a percentage of revenue, operating payroll and benefits decreased to 28.2% in fiscal 1997 from 28.7% in fiscal 1996 due to cost reductions in variable labor and leverage from increased revenues offset partially by higher fixed labor and employee benefits costs.

Other restaurant operating expenses increased to $32,787 for fiscal 1997 from $20,582 for fiscal 1996, an increase of $12,205 or 59%. As a percentage of revenues, other restaurant operating expenses were 25.5% of revenues in fiscal 1997 as compared to 23.2% of revenues in fiscal 1996. Other restaurant operating expenses were higher due to increased operating expenses at the Stores and higher occupancy costs associated with new Stores opened in fiscal 1997 and in fiscal 1996.

General and administrative expenses increased to $8,489 for fiscal 1997 from $5,734 for fiscal 1996, an increase of $2,755 or 48%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.6% in fiscal year 1997 from 6.4% in fiscal year 1996.

Depreciation and amortization expense increased to $8,470 for fiscal 1997 from $5,647 for fiscal 1996, an increase of $2,823 or 50%. As a percentage of revenues, depreciation and amortization increased to 6.6% from 6.4% for the comparable prior period. The increase was attributable to new Stores opened in fiscal 1997 and in fiscal 1996. Power Card installations completed in the fourth quarter of 1996 and the first quarter of 1997 also contributed to this increase.

Preopening cost amortization increased to $3,246 for fiscal 1997 from $2,605 for fiscal 1996, an increase of $641 or 25%. As a percentage of revenues, preopening cost amortization decreased to 2.5% compared to 2.9% for the comparable prior period. The percentage decrease is attributable to the leverage from increased revenues.

Interest expense for fiscal 1997 was $179 versus $38 for fiscal 1996. The increase was primarily due to higher average debt volumes in 1997 versus 1996.

The effective tax rate for fiscal year 1997 was 37.8% as compared to 40.7% for fiscal year 1996, and the result of a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations increased to $28,246 for fiscal 1998 from $15,716 for fiscal 1997. The increase was attributable to new Stores opened in fiscal 1998 and in fiscal 1997.

The Company has a secured revolving line of credit which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (7.3% at January 31, 1999) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage, and maximum level of capital expenditures on new Stores. At January 31, 1999, $57,100 was available under this facility.

The Company has entered into an agreement that expires in 1999, to fix its variable-rate debt to fixed-rate debt (6.75% at January 31, 1999) on notional amounts aggregating $35,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at January 31, 1999.

The Company's plan is to open six and seven complexes in fiscal 1999 and 2000, respectively. The Company estimates that its capital expenditures will be approximately $68,000 and $69,000 for 1999 and 2000, respectively. The Company intends to finance this development with cash flow from operations and the senior revolving credit facility.


QUARTERLY FLUCTUATIONS, SEASONALITY, AND INFLATION

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the fall season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases have not been material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.



IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issues arose because many computer systems and software applications as well as embedded computer chips in equipment currently in use were constructed using an abbreviated date field that eliminates the first two digits of the year. On January 1, 2000, these systems, applications and embedded computer chips may incorrectly recognize the date as January 1, 1900. Accordingly, many computer systems and software applications, as well as embedded computer chips, may incorrectly process financial and operating information or fail to process such information completely. The Company recognized this problem and is addressing its potential effects on its computer systems, software applications and equipment.

In December 1996, the Company established a Year 2000 initiative managed by a team of internal staff that is being headed by an officer of the Company. The mission of the initiative is to ensure that all critical systems, facilities, and processes are identified, analyzed for Year 2000 compliance, corrected if necessary, and tested if changes are necessary. The Company has a Year 2000 strategy in place and has begun the implementation of the Year 2000 plan to manage and minimize risks associated with the Year 2000 issues.

The Company has contracted with an independent consulting firm who specializes in such matters to assess the risks posed for the Company by the Year 2000 issues, including an assessment of its risks in every area involving the use of computer technology and an assessment of the business and legal risks created for the Company by the Year 2000 issues.

With respect to information technology (IT) systems, the Company has conducted an inventory of and is evaluating and reviewing its application software on all platforms such as the local area network and personal computers. Concerning non-IT systems, including embedded technology, the Company has conducted an inventory of and is reviewing and evaluating all of its telecommunications, security access and building central systems.

The Company's Year 2000 plan includes specific timetables for the following categories of tasks with respect to both IT systems and embedded technology as follows:

Identification of Year 2000 issues - substantially completed

Prioritization of Year 2000 issues - substantially completed

Estimation of total Year 2000-related costs - $3,500

Implementation of Year 2000 solutions - in process and to be completed by August 31, 1999

Testing of Year 2000 solutions - in process and to be completed by May 1, 1999

Monitoring of all systems for changes in current systems that would require changes in Year 2000 plan - in process and to be completed by September 30, 1999

Development of Year 2000 contingency plans - in process and to be completed by June 30, 1999

Final Year 2000 tests - to be conducted starting September 30, 1999


The Company has contacted vendors who provide mission critical goods and services to submit to the Company their compliance plans and to certify compliance in order continue to do business with the Company.

As of January 31, 1999, the Company had incurred $2,200 in software costs, fees and expenses in connection with its Year 2000 efforts. The Company currently expects to spend $1,300 directly on Year 2000 efforts by January 30, 2000.

The Company believes its most significant worst case Year 2000 scenarios are interference with its point of sale system and its inability to operate its amusement games. In order to mitigate these risks, the Company is developing a contingency plan to continue operations through manual intervention and other procedures should it become necessary to do so.

Despite the Company's efforts, there can be no assurance that all material risks associated with Year 2000 issues relating to systems within its control will have been adequately identified and corrected before the end of 1999. However as the result of its Year 2000 plan and the replacement of the accounting and financial reporting system in 1999 and the human resource and payroll systems in 1998, the Company does not believe that in the aggregate Year 2000 issues with respect to both its own IT and non-IT systems will be material to its business, operations or financial condition.



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability, locations and terms of sites for complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, the Company has entered into an agreement that expires in 1999 to fix $35,000 of its variable-rate debt to fixed-rate debt at 6.75% at January 31, 1999. The Company does not enter into contracts for speculative purposes.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. If interest rates increased 10% from the floating rates as of January 31, 1999, interest expense for the year ended January 30, 2000 would increase by approximately $147. This amount is determined by considering the impact of hypothetical rates on the Company's variable-rate debt as of January 31, 1999, adjusted for known cash commitments during 2000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 (a) (1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A brief description of each executive officer of the Company is provided below. All officers serve at the discretion of the Board of Directors, except as provided below. The information set under the caption "Directors and Executive Officers" in the Company's Proxy statement dated May 10, 1999, for the annual meeting of stockholders on June 15, 1999 is incorporated herein by reference.

Mr. David O. Corriveau, 47, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and President since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company's business.

Mr. James W. Corley, 47, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and Chief Operating Officer since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company's business.

Mr. Barry N. Carter, 51, has served as Vice President of Store Support since June 1995 and as Vice President and Director of Store Support of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

Ms. Nancy J.Duricic, 44, has served as Vice President of Human Resources since December 1997. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities, most recently as Vice President of Human Resources for Eljer Resources, Inc. From 1986 to June 1989, Ms. Duricic served in operating and human resources positions for ClubCorp International, Inc.

Mr. Cory J. Haynes, 38, has served as Vice President of Beverage Operations since May 1998, and as Vice President, Assistant Director of Operations from September 1996 to May 1998. From January 1996 to September 1996, he served as Corporate Director of Management and Development. From 1982 to January 1996, he served in operating positions of increasing responsibilities for the Company and its predecessors.

Mr. Charles Michel, 45, has served as Vice President and Chief Financial Officer since February 1996, as Chief Financial Officer of the Company since June 1995 and as Chief Financial Officer of D&B Holding from November 1994 to June 1995. From 1992 to October 1994, Mr. Michel served as Vice President and Chief Financial Officer of Sfuzzi, Inc., a restaurant chain based in Dallas, Texas. Mr. Michel was with the accounting firm of KPMG Peat Marwick from 1976 to 1992, becoming a partner of such firm in 1986.

Mr. Reginald M. Moultrie, 43, has served as Vice President of Amusements since January 1999, as Vice President of Games and Merchandising from April 1998 to January 1999, and as Director of Amusements from February 1997 to April 1998. Mr. Moultrie served as Vice President of Sales for Skeeball, Inc. from 1993 to 1997.

Mr. Alan L. Murray, 53, has served as Vice President, General Counsel and Secretary since February 1996 and as Secretary and Director of Legal and Administration since June 1995. Mr. Murray served as Director of Legal and Administration of D&B Holding from November 1994 until June 1995. Mr. Murray served as Vice President, Secretary, and General Counsel of Phillips Colleges, Inc. from 1988 through 1994.

Mr. James M. Newberry, 43, has served as Vice President of Training since December 1997. From February 1997 to November 1997, he served as Vice President of Training for Einstein Bros. Bagels. Mr. Newberry served as Vice President of Show Biz Pizza Time, Inc. (d/b/a Chuck E. Cheese's Pizza) in the disciplines of Training, Recruitment, Entertainment, New Concepts and Product Licensing from September 1990 to February 1997.

Mr. Dennis C. Paine, 51, has served as Vice President of Communications since September 1996. From November 1994 to September 1996 he served as Director of Communications. From 1983 to 1994, Mr. Paine was President of Dennis Paine & Associates, an advertising firm based in Woodland Hills, California.

Mr. J. Michael Plunkett, 48, has served as Vice President of Information Systems since November 1996, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

Mr. Sterling R. Smith, 46, has served as Vice President of Operations since June 1995 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1996. Mr. Smith served in operating positions of increasing responsibilities for the Company and its predecessors.

Mr. Bryan L. Spain, 51, has served as Vice President of Real Estate since March 1997. From 1993 until joining Dave & Buster's, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director Real Estate Financing for Tandy Corporation.

Item 11. COMPENSATION INFORMATION.

         The information set under the caption "Directors and Executive Officers" in the Company's Proxy Statement dated May 10, 1999, for the annual meeting of stockholders on June 15, 1999 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated May 10, 1999, for the annual meeting of stockholders on June 15, 1999 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set under the caption "Certain Transactions" in the Company's Proxy Statement dated May 10, 1999, for the annual meeting of stockholders on June 15, 1999 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K.

         (a)      (1)  Financial Statements.


                                                                                          Page
                                                                                          ----

              Consolidated Balance Sheets -
                 January 31, 1999 and February 1, 1998                                     F-1

              Consolidated Statements of Income -
                 Fiscal years ended January 31, 1999, February 1, 1998,
                 and February 2, 1997                                                      F-2

              Consolidated Statements of Stockholders' Equity Fiscal years ended
                 January 31, 1999, February 1, 1998,
                 and February 2, 1997                                                      F-3

              Consolidated Statements of Cash Flows Fiscal years ended January
                 31, 1999, February 1, 1998,
                 and February 2, 1997                                                      F-4

              Notes to Consolidated Financial Statements                               F-5 - F-11

              Report of Independent Auditors                                              F-12

         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (a)      (3) Exhibits.

         Reference is made to the Exhibit Index preceding the exhibits attached hereto on page 29 for a list of all exhibits filed as a part of this Report.


         (b)      Reports of Form 8-K.

        The Company was not required to file a current report on Form 8-K during the thirteen weeks ended January 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Dave & Buster's, Inc.,
                                      a Missouri corporation




                                      By: /s/ Charles Michel
                                         ------------------------
                                          Charles Michel,
                                          Vice President and Chief Financial
                                          Officer


Dated:  May 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on May 3, 1999.

        Name                             Title
        ----                             -----
/s/ David O. Corriveau             Co-Chairman of the Board,
-----------------------            Co-Chief Executive Officer, President,
David O. Corriveau                 and Director
                                   (Principal Executive Officer)


/s/ James W. Corley                Co-Chairman of the Board,
-----------------------            Co-Chief Executive Officer, Chief
James W. Corley                    Operating Officer and Director


/s/ Charles Michel                 Vice President and Chief Financial
-----------------------            Officer
Charles Michel                     (Principal Financial and Accounting
                                   Officer)

                                   Director
-----------------------
Allen J. Bernstein


/s/ Peter A. Edison                Director
-----------------------
Peter A. Edison

/s/ Bruce H. Hallett
-----------------------            Director
Bruce H. Hallett


/s/ Walter S. Henrion              Director
-----------------------
Walter S. Henrion


-----------------------            Director
Christopher C. Maguire


-----------------------            Director
Mark B. Vittert

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

         10.8     1995 Stock Option Plan. (2)

         10.9     Stock Option Plan for Outside Directors (4)

         10.11    Employment Agreement for Co-Chief Executive Officers, dated
                  June 16, 1995 (1)

         10.12    Form of Indemnity Agreements with Executive Officers and
                  Directors (2)

         21.1     Subsidiaries of the Company. (3)

         23       Independent Auditors' Consent. (3)

         27       Financial Data Schedule. (3)

         99       Proxy Statement, dated May 10,1999. (5)

--------------------------

(1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(3)      Filed herewith.

(4) Filed as an Exhibit to the registrant's Form 10-K for the 52 week period ended February 1, 1997 and incorporated herein by reference.

(5)      To be filed with the Commission on or before May 10, 1999.

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                                              January 31,  February 1,
in thousands, except share and per share amounts                                                 1999         1998
Assets
Current assets:
     Cash and cash equivalents                                                                 $  4,509     $ 14,309
     Short-term investments                                                                          --        8,507
     Inventories                                                                                 10,811        6,222
     Prepaid expenses                                                                             1,743        1,234
     Preopening costs                                                                             7,369        3,415
     Other current assets                                                                         5,286        2,018
                                                                                               --------     --------
         Total current assets                                                                    29,718       35,705
Property and equipment, net (note 2)                                                            177,910      114,060
Goodwill, net of accumulated amortization of $1,502 and $1,121                                    8,206        8,587
Other assets                                                                                        758          637
                                                                                               --------     --------
                                                                                               $216,592     $158,989

Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable                                                                          $ 13,695     $  4,075
     Accrued liabilities (note 3)                                                                 3,785        3,255
     Deferred income taxes (note 5)                                                               4,018        1,967
                                                                                               --------     --------
         Total current liabilities                                                               21,498        9,297
Deferred income taxes (note 5)                                                                    5,638        3,530
Other liabilities                                                                                 1,454          806
Long-term debt (note 4)                                                                          42,500       12,000
Commitments and contingencies (notes 4, 6 and 11) Stockholders' equity (note 7):
     Preferred stock, 10,000,000 authorized; none issued                                             --           --
     Common stock, $0.01 par value, 50,000,000 authorized;
        13,069,050 and 13,019,050 shares issued and outstanding
         as of January 31, 1999 and February 1, 1998, respectively                                  131          130
     Paid in capital (note 9)                                                                   114,621      116,054
     Retained earnings                                                                           30,750       17,172
                                                                                               --------     --------
         Total stockholders' equity                                                             145,502      133,356
                                                                                               --------     --------
                                                                                               $216,592     $158,989

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

in thousands, except per share amounts     Fiscal Year    1998          1997           1996

Food and beverage revenues                             $  89,378     $  64,703      $  48,568
Amusement and other revenues                              92,906        63,801         40,207
                                                       ---------     ---------      ---------
     Total revenues                                      182,284       128,504         88,775

Cost of revenues                                          35,582        24,795         18,003
Operating payroll and benefits                            52,206        36,227         25,483
Other restaurant operating expenses                       45,862        32,787         20,582
General and administrative expenses                       10,579         8,489          5,734
Depreciation and amortization expense                     12,163         8,470          5,647
Preopening cost amortization                               4,539         3,246          2,605
                                                       ---------     ---------      ---------
     Total costs and expenses                            160,931       114,014         78,054

Operating income                                          21,353        14,490         10,721
Interest income (expense), net                               194          (179)           (38)
                                                       ---------     ---------      ---------

Income before provision for income taxes                  21,547        14,311         10,683
Provision for income taxes (note 5)                        7,969         5,414          4,343
                                                       ---------     ---------      ---------

Net income                                             $  13,578     $   8,897      $   6,340

Basic net income per share (note 8)                    $    1.04     $     .77      $     .58
Basic weighted average shares outstanding                 13,053        11,532         10,901
Diluted net income per share (note 8)                  $    1.03     $     .76      $     .58
Diluted weighted average shares outstanding               13,246        11,711         10,969



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S. INC.

                                                      Common Stock
                                               -------------------------      Paid in         Retained
in thousands                                     Shares         Amount        Capital         Earnings         Total
Balance, February 4, 1996                          10,901     $      109     $   66,945      $    1,954      $   69,008

Proceeds from exercising stock option                   1             --             18              --              18
Net income                                             --             --             --           6,340           6,340
                                               ----------     ----------     ----------      ----------      ----------
Balance, February 2, 1997                          10,902            109         66,963           8,294          75,366

Proceeds from exercising stock options                 17             --            203              --             203
Tax benefit related to stock
     option exercises                                  --             --             54              --              54
Purchase of fractional shares from
     three-for-two stock split                         --             --             --             (19)            (19)
Issuance of common stock,
     net of offering costs                          2,100             21         48,834              --          48,855
Net income                                             --             --             --           8,897           8,897
                                               ----------     ----------     ----------      ----------      ----------
Balance, February 1, 1998                          13,019            130        116,054          17,172         133,356

Proceeds from exercising stock
     options                                           50              1            603              --             604
Tax benefit related to stock
     option exercises                                  --             --            208              --             208
Spin-off and related transactions (note 9)             --             --         (2,244)             --          (2,244)
Net income                                             --             --             --          13,578          13,578
                                               ----------     ----------     ----------      ----------      ----------
Balance, January 31, 1999                          13,069     $      131     $  114,621      $   30,750      $  145,502


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.

in thousands                                        Fiscal Year      1998            1997            1996

Cash flows from operating activities
     Net income                                                  $   13,578      $    8,897      $    6,340
     Adjustments to reconcile net income to net cash
       provided by operating
         activities:
              Depreciation and amortization                          16,702          11,716           8,252
              Provision for deferred income taxes                     4,159           2,249           1,241
              Changes in assets and liabilities
                  Inventories                                        (4,589)         (2,332)         (1,269)
                  Prepaid expenses                                     (509)           (353)           (521)
                  Preopening costs                                   (8,493)         (4,714)         (2,606)
                  Other assets                                       (3,401)         (1,311)           (198)
                  Accounts payable                                    9,620             901             718
                  Accrued liabilities                                   530           1,508             393
                  Income taxes payable                                   --            (924)            924
                  Other liabilities                                     649              79            (149)
                                                                 ----------      ----------      ----------
Net cash provided by operating activities                            28,246          15,716          13,125
Cash flows from investing activities:
     Capital expenditures                                           (75,621)        (40,101)        (30,860)
     Purchase of short-term investments                                  --          (8,507)             --
     Proceeds from sale of short-term investments                     8,507              --              --
                                                                 ----------      ----------      ----------
Net cash used in investing activities                               (67,114)        (48,608)        (30,860)
                                                                 ----------      ----------      ----------
Cash flows from financing activities:
     Spin-off and related transactions                               (2,244)             --              --
     Borrowings under long-term debt                                 33,500          18,519          16,450
     Repayments of long-term debt                                    (3,000)        (20,769)         (2,700)
     Proceeds from issuance of common stock, net                        812          49,093              18
                                                                 ----------      ----------      ----------
Net cash provided by financing activities                            29,068          46,843          13,768
                                                                 ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents                     (9,800)         13,951          (3,967)
Beginning cash and cash equivalents                                  14,309             358           4,325
                                                                 ----------      ----------      ----------

Ending cash and cash equivalents                                 $    4,509      $   14,309      $      358

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                  $    5,674      $    4,693      $    1,815
     Cash paid for interest, net of amounts capitalized          $      263      $      727      $      118


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER'S, INC.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company's one industry segment is the ownership and operation of restaurant/entertainment complexes (a "Complex" or "Store") under the name "Dave & Buster's," which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Ohio, Colorado, Michigan, and New York.

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

FISCAL YEAR -- The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 1998, 1997, and 1996 are to the 52 weeks ended January 31, 1999, February 1, 1998, and February 2, 1997.

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

INVENTORIES -- Inventories, which consist of food, beverage, merchandise, and supplies, are reported at the lower of cost or market determined on the first-in, first-out method.

PREOPENING COSTS -- Through January 31, 1999, the Company's capitalized preopening costs, consisting of promotional costs, direct costs related to hiring and training the initial workforce, and other direct costs associated with opening a Complex, were amortized over the one year period following the opening of the Complex. Beginning February 1, 1999, such cost will be required to be expensed as incurred to conform to new accounting standards. See Recent Accounting Pronouncements.

PROPERTY AND EQUIPMENT -- Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 1998, 1997, and 1996 was $1,375, $851, and $377, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

GOODWILL -- Goodwill of $8,952 is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows.

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

INTEREST RATE SWAP AGREEMENTS -- The Company enters into interest rate swap agreements to effectively convert a portion of its variable-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense.

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

REVENUE RECOGNITION -- Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on percentage of gross revenues and are recognized when assured. Food, beverage, and amusement revenues are recorded at point of sale.

RECENT ACCOUNTING PRONOUNCEMENTS -- In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax benefit in the first quarter of fiscal 1999 in the amount of $4,441 or $.34 per diluted share.

RECLASSIFICATION -- Certain amounts for 1997 have been reclassified to conform to 1998 presentations.

NOTE 2: PROPERTY AND EQUIPMENT

                                                                                           1998           1997
Land ............................................................................     $   8,192      $   8,192
Buildings .......................................................................        42,686         35,250
Leasehold and building improvements .............................................        54,370         37,030
Games ...........................................................................        36,283         26,233
Furniture, fixtures, and equipment ..............................................        38,179         23,375
Construction in progress ........................................................        32,707          6,716
                                                                                      ---------      ---------
     Total cost .................................................................       212,417        136,796
Accumulated depreciation ........................................................       (34,507)       (22,736)
                                                                                      ---------      ---------
                                                                                      $ 177,910      $ 114,060

Note 3: ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                  1998         1997
Payroll .................     $    865     $    686
Sales and use tax .......        1,046        1,031
Real estate tax .........          674          545
Other ...................        1,200          993
                              --------     --------
                              $  3,785     $  3,255


Note 4: LONG-TERM DEBT

The Company has a secured revolving line of credit which permits borrowing up to a maximum of $100,000. At January 31, 1999, $57,100 was available under this facility. Borrowings under this facility bear interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (7.3% at January 31, 1999) and is secured by all capital stock or equity interest in the stock of the Company's subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. The fair value of the Company's long-term debt approximates its carrying value.

The Company has entered into an agreement that expires in 1999, to fix its variable-rate debt to fixed-rate debt (6.75% at January 31, 1999) on notional amounts aggregating $35,000. The market risks associated with the agreement are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at January 31, 1999.

Note 5: INCOME TAXES

                                                                                 1998          1997          1996
Current Expense
     Federal ...........................................................     $  3,188      $  2,802      $  2,296
     State and local ...................................................          622           363           806
Deferred tax expense ...................................................        4,159         2,249         1,241
                                                                             --------      --------      --------
     Total provision for income taxes ..................................     $  7,969      $  5,414      $  4,343

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                                                                 1998          1997          1996

Accelerated depreciation ...............................................     $  6,215      $  3,893      $  2,464
Preopening costs .......................................................        2,928         1,411           813
Prepaid expenses .......................................................          131           112           185
Capitalized interest costs .............................................        1,022           463           200
                                                                             --------      --------      --------
     Total deferred tax liabilities ....................................       10,296         5,879         3,662

Workers' compensation ..................................................          183           168           235
Net asset basis difference at acquisition ..............................           --            25            84
Other ..................................................................          457           189            95
                                                                             --------      --------      --------
     Total deferred tax assets .........................................          640           382           414
                                                                             --------      --------      --------
Net deferred tax liability .............................................     $ (9,656)     $ (5,497)     $ (3,248)

Reconciliation of federal statutory rates to effective income tax rates:

                                                      1998           1997           1996

Federal corporate statutory rate ............         35.0%          35.0%          34.0%
State and local income taxes, net
     of federal income tax benefit ..........          1.9%           1.6%           5.0%
Goodwill amortization and other
     nondeductible expenses .................          1.5%           1.8%           1.5%
Tax credits .................................         (1.4)%         (1.4)%         (2.0)%
Effect of change in deferred tax rate .......         (1.5)%          (.5)%           .9%
Other .......................................          1.5%           1.3%           1.3%
                                                    ------         ------         ------
Effective tax rate ..........................         37.0%          37.8%          40.7%

NOTE 6: LEASES

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended January 31, 1999. For 1998, 1997, and 1996, rent expense for operating leases was $8,267, $5,404, and $2,751, respectively. At January 31, 1999, future minimum lease payments required under operating leases are $9,047, 1999; $8,329, 2000; $7,939, 2001; $7,873, 2002; $7,389, 2003; and
$114,045, total.

NOTE 7: COMMON STOCK

In 1995, the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 675 shares of common stock. In 1997, the Company increased the shares of common stock covered by the Plan to 1,350. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are exercisable 20% per year after one year from the date of grant.

In connection with the Distribution, the Company granted on the date of the Distribution, non-qualified stock options to certain minority shareholders entitling them to purchase Company common stock equal to 2% of the total Company common stock outstanding immediately prior to the Distribution (approximately 156 shares). The per share exercise price for each such option is $10.00. Twenty percent of such options were exercisable seven months after the public offering by the Company of its common stock, which was completed in October 1995. Thereafter, 20% of such options become exercisable on the second, third, fourth and fifth anniversary of the Distribution.

In 1996, the Company adopted a stock option plan for outside directors (the "Directors Plan"). A total of 150 shares of common stock are subject to the Directors Plan. The options granted under the Directors Plan vest ratably over a three year period.

Pro forma information regarding net income and earnings per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.36%, 6.09%, and 5.75%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .386, .363, and .344; and a weighted-average life of the option of 4.8, 4.4, and 4.2 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Because SFAS 123 requires compensation expense to be recognized over the vesting period, the impact on pro forma net income and pro forma earnings per common share as reported below may not be representative of pro forma compensation expense in future years. The Company's pro forma information follows:

                                                     1998           1997           1996
Net income, as reported .....................     $   13,578     $    8,897     $    6,340
Pro forma net income ........................     $   12,699     $    8,353     $    6,057
Basic net income per share, as reported .....     $     1.04     $      .77     $      .58
Pro forma basic net income per share ........     $      .97     $      .72     $      .56
Diluted net income per share, as reported ...     $     1.03     $      .76     $      .58
Pro forma diluted net income per share ......     $      .96     $      .71     $      .55

A summary of the Company's stock option activity, and related information is as follows:

                                                          1998                         1997                          1996
                                                    Weighted-Average             Weighted-Average             Weighted-Average
                                           Options   Exercise Price     Options  Exercise Price      Options    Exercise Price

Outstanding - beginning of year...........   949         $14.88           534        $ 11.11           383        $ 11.29
Granted...................................   395         $20.89           432        $ 19.41           164        $ 10.74
Exercised.................................   (50)        $11.88           (17)       $ 11.91            (1)       $ 12.17
Forfeited.................................  (149)        $16.92            --        $    --           (12)       $ 11.59
Outstanding - end of year................. 1,145         $16.82           949        $ 14.88           534        $ 11.11
Exercisable at end of year................   332         $13.59           174        $ 11.06            75        $ 11.27
Weighted-average fair value of options
    granted during the year...............               $ 8.56                      $  7.48                      $  3.89

As of January 31, 1999, exercise prices for 658 options and 487 options ranged from $10.00 to $15.50 and $18.50 to $24.91, respectively. The weighted-average remaining contractual life of the options is 8.0 years.

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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per shares:

                                                                    1998         1997         1996
Numerator-Net Income                                             $ 13,578     $  8,897     $  6,340
                                                                 --------     --------     --------
Denominator:
  Denominator for basic net income per share -
  weighted average shares                                          13,053       11,532       10,901
Effect of dilutive securities - employee stock options                193          179           68
                                                                 --------     --------     --------
Denominator for diluted earnings per share - adjusted
weighted average shares                                            13,246       11,711       10,969

Basic net income per share                                       $   1.04     $    .77     $    .58

Diluted net income per share                                     $   1.03     $    .76     $    .58

Options to purchase 210 shares of common stock at prices ranging from $23.63 to $24.75 were outstanding during the second half of 1997, but were not included in the computation of diluted net income per share because the options would be antidilutive. Options to purchase 178 and 262 shares of common stock at prices ranging from $24.75 to $24.91 and $21.19 to $23.75, respectively, were outstanding during all of 1998, but were not included in the computation of diluted net income per share for the whole year and second half of the year, respectively, because the options would be antidilutive.

NOTE 9: RELATED PARTY ACTIVITY

In April 1998, a limited liability litigation corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the Distribution and certain related transactions. In August 1998, the Company settled the litigation with the limited liability litigation corporation. In full and final settlement of all claims, the Company paid $2,244 and charged such amount to paid in capital because all alleged claims were associated with the spin-off transactions.

The Company is party to a consulting agreement with Sandell Investments ("Sandell"), a partnership whose controlling partner is a director of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave & Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 1998, 1997, and 1996, the maximum fee provided for under the agreement.

The Company is party to a lease agreement with CE San Antonio Investment Trust ("Trust") for its San Antonio, Texas location. A director of the Company is the managing trustee of CE San Antonio Investment Trust. Payments to Trust in 1998 were $110.

NOTE 10: EMPLOYEE BENEFIT PLAN

The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.

NOTE 11: CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and the advice of legal counsel, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 1998                                           First       Second        Third       Fourth
Total revenues ................................     $ 38,917     $ 40,691     $ 45,409     $ 57,267
Operating income ..............................        4,318        4,380        4,388        8,267
Net income ....................................        2,866        2,801        2,734        5,177
Basic net income per share ....................     $    .22     $    .22     $    .21     $    .40
Basic weighted average shares outstanding .....       13,031       13,052       13,062       13,068
Diluted net income per share ..................     $    .22     $    .21     $    .21     $    .39
Diluted weighted average shares outstanding ...       13,274       13,272       13,183       13,253


Fiscal 1997                                           First       Second        Third       Fourth
Total revenues ................................     $ 28,632     $ 29,671     $ 30,840     $ 39,361
Operating income ..............................        3,476        3,216        2,655        5,143
Net income ....................................        2,001        1,789        1,535        3,572
Basic net income per share ....................     $    .18     $    .16     $    .14     $    .27
Basic weighted average shares outstanding .....       10,902       10,907       11,300       13,018
Diluted net income per share ..................     $    .18     $    .16     $    .13     $    .27
Diluted weighted average shares outstanding ...       10,994       11,061       11,541       13,249

REPORT OF INDEPENDENT AUDITORS



STOCKHOLDERS AND BOARD OF DIRECTORS
DAVE & BUSTER'S, INC.


We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of January 31, 1999 and February 1, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at January 31, 1999 and February 1, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

                                                         Ernst & Young LLP



Dallas, Texas
March 29, 1999

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

         10.8     1995 Stock Option Plan. (2)

         10.9     Stock Option Plan for Outside Directors (4)

         10.11    Employment Agreement for Co-Chief Executive Officers, dated
                  June 16, 1995 (1)

         10.12    Form of Indemnity Agreements with Executive Officers and
                  Directors (2)

         21.1     Subsidiaries of the Company. (3)

         23       Independent Auditors' Consent. (3)

         27       Financial Data Schedule. (3)

         99       Proxy Statement, dated May 10,1999. (5)

--------------------------

(1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(3)      Filed herewith.

(4) Filed as an Exhibit to the registrant's Form 10-K for the 52 week period ended February 1, 1997 and incorporated herein by reference.

(5)      To be filed with the Commission on or before May 10, 1999.