Form 10-Q
period 1999-05-02
DAVE & BUSTERS INC
filed 1999-06-15
CIK 943823

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                               ------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MAY 2, 1999.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 9, 1999 was 13,100,750 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                13 Weeks Ended
                                                                                --------------
                                                                              May 2,        May 3,
                                                                               1999          1998
                                                                            ----------    ----------
Food and beverage revenues                                                  $   28,701    $   19,192
Amusement and other revenues                                                    30,999        19,725
                                                                            ----------    ----------
           Total revenues                                                       59,700        38,917

Cost of revenues                                                                11,038         7,630
Operating payroll and benefits                                                  17,767        10,893
Other restaurant operating expenses                                             15,055        10,246
General and administrative expenses                                              3,441         2,407
Depreciation and amortization expense                                            4,158         2,448
Preopening costs                                                                 1,696           975
                                                                            ----------    ----------
           Total costs and expenses                                             53,155        34,599
                                                                            ----------    ----------
Operating income                                                                 6,545         4,318
Interest (income) expense, net                                                     493          (291)
                                                                            ----------    ----------
Income before provision for income taxes and
     cumulative effect of a change in an accounting principle                    6,052         4,609
Provision for income taxes                                                       2,239         1,743
                                                                            ----------    ----------
Income before cumulative effect of a change in an accounting principle           3,813         2,866

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                              4,687          --
                                                                            ----------    ----------

Net income (loss)                                                           $     (874)   $    2,866
                                                                            ==========    ==========

Net income (loss) per share - basic
     Before cumulative effect of a change in an accounting principle        $     0.29    $     0.22

     Cumulative effect of a change in an accounting principle                    (0.36)         --
                                                                            ----------    ----------

                                                                            $    (0.07)   $     0.22
                                                                            ==========    ==========

Net income (loss) per share - dilutive
     Before cumulative effect of a change in an accounting principle        $     0.29    $     0.22

     Cumulative effect of a change in an accounting principle                    (0.36)         --
                                                                            ----------    ----------

                                                                            $    (0.07)   $     0.22
                                                                            ==========    ==========

Weighted average shares outstanding:
     Basic                                                                      13,072        13,031
     Diluted                                                                    13,276        13,274

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS
                                                                        May 2,
                                                                         1999         January 31,
                                                                      (unaudited)       1999
                                                                     ------------   ------------
Current assets:
    Cash and cash equivalents                                        $      5,426   $      4,509
    Inventories                                                            12,175         10,811
    Prepaid expenses                                                        2,211          1,743
    Preopening costs                                                         --            7,369
    Other current assets                                                    2,601          5,286
                                                                     ------------   ------------
           Total current assets                                            22,413         29,718
Property and equipment, net                                               190,766        177,910
Goodwill, net of accumulated amortization of $1,597 and $1,502              8,111          8,206
Other assets                                                                1,174            758
                                                                     ------------   ------------
         Total assets                                                $    222,464   $    216,592


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $     13,465   $     13,695
    Accrued liabilities                                                     4,557          3,785
    Deferred income taxes                                                   4,165          4,018
                                                                     ------------   ------------
           Total current liabilities                                       22,187         21,498
Deferred income taxes                                                       2,751          5,638
Other liabilities                                                           1,761          1,454
Long-term debt                                                             51,000         42,500
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                         0              0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,077,450 and 13,069,050 shares issued and outstanding
        as of May 2, 1999 and January 31, 1999, respectively                  131            131
    Paid in capital                                                       114,758        114,621
    Retained earnings                                                      29,876         30,750
                                                                     ------------   ------------
           Total stockholders' equity                                     144,765        145,502
                                                                     ------------   ------------
                                                                     $    222,464   $    216,592

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 Common Stock
                                              -------------------         Paid in       Retained
                                              Shares       Amount         Capital       Earnings        Total
                                              ------       ------        ---------      --------      ---------
Balance, January 31, 1999                     13,069       $  131        $ 114,621      $ 30,750      $ 145,502

Proceeds from exercising
  stock options                                    8            0              113             0            113

Tax benefit related to
  stock option exercises                           0            0               24             0             24

Net loss                                           0            0                0          (874)          (874)

                                              ------       ------        ---------      --------      ---------
Balance, May 2, 1999                          13,077       $  131        $ 114,758      $ 29,876      $ 144,765


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               13 Weeks Ended
                                                                               --------------
                                                                            May 2,          May 3,
                                                                             1999            1998
                                                                         ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                   $       (874)   $      2,866
     Adjustments to reconcile net income to cash
     provided by operating activities:
         Cumulative effect of a change in an accounting principle               4,687            --
         Depreciation and amortization                                          4,158           3,423
         Provision for deferred income taxes                                      188          (1,223)
         Changes in assets and liabilities
              Inventories                                                      (1,364)           (445)
              Prepaid expenses                                                   (468)           (418)
              Preopening costs                                                   (264)         (1,941)
              Other costs                                                       2,266             724
              Accounts payable                                                   (230)            530
              Accrued liabilities                                                 772           1,032
              Income taxes payable                                               --             2,102
              Other liabilities                                                   307              59
                                                                         ------------    ------------
Net cash provided by operating activities                                       9,196           6,682

Cash flows from investing activities:
     Capital expenditures                                                     (16,916)        (15,573)
     Sale of short-term investments                                              --             4,000
                                                                         ------------    ------------
Net cash used in investing activities                                         (16,916)        (11,573)
                                                                         ------------    ------------

Cash flows from financing activities:
     Proceeds from options exercised                                              137             445
     Borrowings under long-term debt                                            8,500             500
                                                                         ------------    ------------
Net cash provided by financing activities                                       8,637             945
                                                                         ------------    ------------
Increase (decrease) in cash and cash equivalents                                  917          (3,946)
Beginning cash and cash equivalents                                             4,509          14,309
                                                                         ------------    ------------

Ending cash and cash equivalents                                         $      5,426    $     10,363



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   MAY 2, 1999


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

NOTE 2: BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for January 31, 1999 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The Company's one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Colorado, Michigan, and New York.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company adopted the SOP in the first quarter of fiscal 1999 and recorded a charge for the cumulative effect of a change in an accounting principle of approximately $4,687,000, net of income tax benefits of approximately $2,928,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - 13 Weeks Ended May 2 1999 Compared to 13 Weeks Ended May 3, 1998

Total revenues increased to $59,700 for the 13 weeks ended May 2, 1999 from $38,917 for the 13 weeks ended May 3, 1998, an increase of $20,783 or 53%. The increase in revenues was primarily attributable to incremental revenues from seven complexes opened after February 1, 1998. Revenues at comparable Stores increased 2% for the 13 weeks ended May 2, 1999. Increases in revenues were also attributable to a higher average guest check. Total revenues for the 13 weeks ended May 2, 1999 from the Bass licensing agreement were $116.

Cost of revenues increased to $11,038 for the 13 weeks ended May 2, 1999 from $7,630 for the 13 weeks ended May 3, 1998, an increase of $3,408 or 45%. The increase was principally attributable to the 53% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.5% in the 13 weeks ended May 2, 1999 from 19.6% in the 13 weeks ended May 3, 1998 due to lower food, beverage and amusement costs.

Operating payroll and benefits increased to $17,767 for the 13 weeks ended May 2, 1999 from $10,893 for the 13 weeks ended May 3, 1998, an increase of $6,874 or 63%. As a percentage of revenue, operating payroll and benefits increased to 29.8% in the 13 weeks ended May 2, 1999 from 28.0% in the 13 weeks ended May 3, 1998 due to higher variable and fixed labor costs.

Other restaurant operating expenses increased to $15,055 for the 13 weeks ended May 2, 1999 from $10,246 for the 13 weeks ended May 3, 1998, an increase of $4,809 or 47%. As a percentage of revenues, other restaurant operating expenses were 25.2% of revenues in the 13 weeks ended May 2, 1999 as compared to 26.3% of revenues in the 13 weeks ended May 3, 1998. Other restaurant operating expenses were lower due to reduced repair and maintenance, facility and marketing costs at the Stores offset by higher occupancy costs.

General and administrative expenses increased to $3,441 for the 13 weeks ended May 2, 1999 from $2,407 for the 13 weeks ended May 3, 1998, an increase of $1,034 or 43%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 5.8% in the 13 weeks ended May 2, 1999 from 6.2% in the 13 weeks ended May 3, 1998.

Deprecation and amortization expense increased to $4,158 for the 13 weeks ended May 2, 1999 from $2,448 for the 13 weeks ended May 3, 1998, an increase of $1,710 or 70%. As a percentage of revenues, depreciation and amortization increased to 7.0% from 6.3% for the comparable prior period. The increase was attributable to new Stores opened after February 1, 1998.

Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see note
3), the Company expenses all costs incurred during start-up activities, including preopening costs, as incurred. Preopening costs incurred and recorded as expense for the 13 weeks ended May 2, 1999 were $1,696. The amount of preopening costs recorded for fiscal 1998 represents preopening costs which were amortized over the 12 months following opening. This amortization expense for the 13 weeks ended May 3, 1998 was $975. The timing of Complex openings affects the amount of such costs.

Interest expense for the 13 weeks ended May 2, 1999 was $493 versus an interest income of $291 for the 13 weeks ended May 3, 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

The effective tax rate for the 13 weeks ended May 2, 1999 was 37.0% as compared to 37.8% for the 13 weeks ended May 3, 1998, and the result of a lower effective state tax rate.

Liquidity and Capital Resources

Cash flows from operations increased to $9,196 for the 13 weeks ended May 2, 1999 from $6,682 for the 13 weeks ended May 3, 1998. The increase was attributable to new Stores opened since February 1, 1998.

The Company has a secured revolving line of credit, which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (7.5 % at May 2, 1999) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage, and maximum level of capital expenditures on new Stores. At May 2, 1999, $48,600,000 was available under this facility.

The Company has entered into an agreement that expires in 1999, to fix its variable-rate debt to fixed-rate debt (6.8 % at May 2, 1999) on notional amounts aggregating $45,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at May 2, 1999.

The Company's plan is to open six and seven complexes in fiscal 1999 and 2000, respectively. The Company estimates that its capital expenditures will be approximately $68,000 and $69,000 for 1999 and 2000, respectively. The Company intends to finance this development with cash flow from operations and the senior revolving credit facility. Through May 2, 1999, new complexes have opened in San Antonio, Texas and Atlanta, Georgia.

Impact of the Year 2000 Issues

The Company's comprehensive Year 2000 initiative is designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by August 31, 1999. The Company currently estimates that it will spend approximately $3.5 million on new software, which will replace existing software that may not be year 2000 compliant. Such costs are being capitalized. While the Company believes its planning efforts are adequate to address its Year 2000' concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

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

     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27 Financial Data Schedule

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the 13 weeks ended May 2, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DAVE & BUSTER'S, INC.


     Dated:  June 15, 1999                      by:  /s/ David O. Corriveau
             -------------                         ----------------------------
                                                    David O. Corriveau
                                                    Co-Chairman of the Board,
                                                    Co-Chief Executive Officer
                                                    and President


     Dated:  June 15, 1999                      by: /s/ Charles Michel
             -------------                         ----------------------------
                                                        Charles Michel
                                                        Vice President,
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


          EXHIBIT
          NO.              DESCRIPTION
          --------         -----------
            27             Financial Data Schedule