Form 10-Q
period 1999-08-01
DAVE & BUSTERS INC
filed 1999-09-15
CIK 943823

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------

                                   FORM 10-Q

 X       QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----     FOR THE QUARTER ENDED AUGUST 1, 1999.



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 9, 1999 was 13,128,375 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               13 Weeks Ended               26 Weeks Ended
                                                                               --------------               --------------
                                                                           August 1,     August 2,      August 1,      August 2,
                                                                                1999          1998           1999           1998
                                                                          ----------    ----------     ----------     ----------

Food and beverage revenues                                                $   27,444    $   19,439     $   56,145     $   38,631
Amusement and other revenues                                                  30,173        21,252         61,172         40,977
                                                                          ----------    ----------     ----------     ----------
           Total revenues                                                     57,617        40,691        117,317         79,608

Cost of revenues                                                              10,657         7,965         21,695         15,595
Operating payroll and benefits                                                17,902        11,756         35,669         22,649
Other restaurant operating expenses                                           15,569        10,303         30,624         20,549
General and administrative expenses                                            3,654         2,500          7,095          4,907
Depreciation and amortization expense                                          4,705         2,795          8,863          5,243
Preopening costs                                                               1,461           992          3,157          1,967
                                                                          ----------    ----------     ----------     ----------
           Total costs and expenses                                           53,948        36,311        107,103         70,910
                                                                          ----------    ----------     ----------     ----------

Operating income                                                               3,669         4,380         10,214          8,698
Interest (income) expense, net                                                   545          (121)         1,038           (412)
                                                                          ----------    ----------     ----------     ----------

Income before provision for income taxes and
    cumulative effect of a change in an accounting principle                   3,124         4,501          9,176          9,110
Provision for income taxes                                                     1,134         1,700          3,373          3,443
                                                                          ----------    ----------     ----------     ----------

Income before cumulative effect of a
    change in an accounting principle                                          1,990         2,801          5,803          5,667

Cumulative effect of a change in an accounting
    principle, net of income tax benefit of $2,928                                --            --          4,687             --
                                                                          ----------    ----------     ----------     ----------

Net income                                                                $    1,990    $    2,801     $    1,116     $    5,667

Net income per share - basic
   Before cumulative effect of a change in an accounting principle        $     0.15    $     0.21     $     0.44     $     0.43
   Cumulative effect of a change in an accounting principle                       --            --          (0.35)            --
                                                                          ----------    ----------     ----------     ----------
                                                                          $     0.15    $     0.21     $     0.09     $     0.43

Net income per share - dilutive
   Before cumulative effect of a change in an accounting principle        $     0.15    $     0.21     $     0.43     $     0.43
   Cumulative effect of a change in an accounting principle                       --            --          (0.35)            --
                                                                          ----------    ----------     ----------     ----------
                                                                          $     0.15    $     0.21     $     0.08     $     0.43

Weighted average shares outstanding:
   Basic                                                                      13,111        13,052         13,091         13,041
   Diluted                                                                    13,461        13,272         13,369         13,157

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                     ASSETS
                                                                                     August 1,
                                                                                        1999      January 31,
                                                                                    (unaudited)       1999
                                                                                    ----------    ----------
Current assets:
    Cash and cash equivalents                                                       $    3,911    $    4,509
    Inventories                                                                         13,286        10,811
    Prepaid expenses                                                                     1,998         1,743
    Preopening costs                                                                        --         7,369
    Other current assets                                                                 3,150         5,286
                                                                                    ----------    ----------
           Total current assets                                                         22,345        29,718
Property and equipment, net                                                            206,326       177,910
Goodwill, net of accumulated amortization of $1,692 and $1,502                           8,016         8,206
Other assets                                                                               979           758
                                                                                    ----------    ----------
         Total assets                                                               $  237,666    $  216,592


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $    7,475    $   13,695
    Accrued liabilities                                                                  3,551         3,785
    Deferred income taxes                                                                4,226         4,018
                                                                                    ----------    ----------
           Total current liabilities                                                    15,252        21,498
Deferred income taxes                                                                    2,768         5,638
Other liabilities                                                                        1,995         1,454
Long-term debt                                                                          70,000        42,500
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                                      0             0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,128,375 and 13,069,050 shares issued and outstanding
        as of August 1, 1999 and January 31, 1999, respectively                            131           131
    Paid in capital                                                                    115,654       114,621
    Retained earnings                                                                   31,866        30,750
                                                                                    ----------    ----------
           Total stockholders' equity                                                  147,651       145,502
                                                                                    ----------    ----------
                                                                                    $  237,666    $  216,592

See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                        Common Stock
                                        ------------             Paid in        Retained
                                  Shares          Amount         Capital        Earnings          Total
                                 --------        --------        --------      ----------        --------
Balance, January 31, 1999          13,069        $    131        $114,621        $ 30,750        $145,502

Stock options exercised                59               0             757               0             757

Tax benefit related to
  options exercised                     0               0             276               0             276

Net income                              0               0               0           1,116           1,116
                                 --------        --------        --------        --------        --------

Balance, August 1, 1999            13,128        $    131        $115,654        $ 31,866        $147,651






See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                   26 Weeks Ended
                                                                                   --------------
                                                                             August 1,          August 2,
                                                                               1999               1998
                                                                            ----------         ----------

Cash flows from operating activities
    Net income                                                              $    1,116         $    5,667
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Cumulative effect of change in an accounting principle                    4,687                 --
       Depreciation and amortization                                             8,863              7,210
       Provision for deferred income taxes                                         266             (1,834)
       Changes in assets and liabilities
         Inventories                                                            (2,475)            (1,456)
         Prepaid expenses                                                         (255)              (439)
         Preopening costs                                                            0             (3,967)
         Other assets                                                            1,942               (255)
         Accounts payable                                                       (6,220)             3,606
         Accrued liabilities                                                      (234)             1,719
         Income taxes payable                                                        0              2,233
         Other liabilities                                                         541                212
                                                                            ----------         ----------
Net cash provided by operating activities                                        8,231             12,696

Cash flows from investing activities
    Capital expenditures                                                       (37,086)           (36,284)
    Sale of short-term investments                                                  --              8,507
                                                                            ----------         ----------
Net cash used by investing activities                                          (37,086)           (27,777)

Cash flows from financing activities
    Proceeds from issuance of common stock                                         757                671
    Borrowings under long-term debt                                             27,500              3,500
    Repayments of long-term debt                                                    --             (3,000)
                                                                            ----------         ----------
Net cash provided by financing activities                                       28,257              1,171
                                                                            ----------         ----------
Cash (used)                                                                       (598)           (13,910)
Beginning cash and cash equivalents                                              4,509             14,309
                                                                            ----------         ----------

Ending cash and cash equivalents                                            $    3,911         $      399







See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 1, 1999


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

NOTE 2: BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for January 31, 1999 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The Company's one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are located in Texas, Georgia, Pennsylvania, Illinois, Florida, Maryland, California, Ohio, Colorado, Michigan, New York, and Missouri.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". The SOP, was effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company adopted the SOP in the first quarter of fiscal 1999 and recorded a charge for the cumulative effect of a change in an accounting principle of approximately $4,687,000, net of income tax benefits of approximately $2,928,000.

NOTE 4: CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended August 1, 1999 Compared to 13 Weeks Ended August 2, 1998

Total revenues increased to $57,617 for the 13 weeks ended August 1, 1999 from $40,691 for the 13 weeks ended August 2, 1998, an increase of $16,926 or 42%. The increase in revenues was attributable to incremental revenues from eight complexes opened after May 3, 1998. Revenues at comparable Stores decreased 2.2% for the 13 weeks ended August 1, 1999. Total revenues for the 13 weeks ended August 1, 1999 from the Bass licensing agreement were $62.

Cost of revenues increased to $10,657 for the 13 weeks ended August 1, 1999 from $7,965 for the 13 weeks ended August 2, 1998, an increase of $2,692 or 34%. The increase was principally attributable to the 42% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.5% in the 13 weeks ended August 1, 1999 from 19.6% in the 13 weeks ended August 2, 1998 due to lower food, beverage and amusement costs.

Operating payroll and benefits increased to $17,902 for the 13 weeks ended August 1, 1999 from $11,756 for the 13 weeks ended August 2, 1998, an increase of $6,146 or 52%. As a percentage of revenue, operating payroll and benefits increased to 31.1% in the 13 weeks ended August 1, 1999 from 28.9% in the 13 weeks ended August 2, 1998 due to higher variable and fixed labor costs.

Other restaurant operating expenses increased to $15,569 for the 13 weeks ended August 1, 1999 from $10,303 for the 13 weeks ended August 2, 1998, an increase of $5,266 or 51%. As a percentage of revenues, other restaurant operating expenses were 27.0% of revenues in the 13 weeks ended August 1, 1999 as compared to 25.3% of revenues in the 13 weeks ended August 2, 1998. Other restaurant operating expenses were higher due to increased restaurant, marketing and occupancy costs at the Stores.

General and administrative increased to $3,654 for the 13 weeks ended August 1, 1999 from $2,500 for the 13 weeks ended August 2, 1998, an increase of $1,154 or 46%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth plans. As a percentage of revenues, general and administrative expenses increased to 6.3% in the 13 weeks ended August 1, 1999 from 6.1% in the 13 weeks ended August 2, 1998.

Depreciation and amortization increased to $4,705 for the 13 weeks ended August 1, 1999 from $2,795 for the 13 weeks ended August 2, 1998, an increase of $1,910 or 68%. As a percentage of revenues, depreciation and amortization increased to 8.2% from 6.9% for the comparable prior period. The increase was attributable to new Stores opened after May 3, 1998.

Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see note
3), the Company expenses all costs incurred during start-up activities, including preopening costs, as incurred. Preopening costs incurred and recorded as expense for the 13 weeks ended August 1, 1999 were $1,461. The amount of preopening costs recorded for fiscal 1998 represents preopening costs which were amortized over the 12 months following opening. This amortization expense for the 13 weeks ended August 2, 1998 was $992. The timing of Complex openings affects the amount of such costs in any given quarter.

Interest expense for the 13 weeks ended August 1, 1999 was $545 versus an interest income of $121 for the 13 weeks ended August 2, 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

The effective tax rate for the 13 weeks ended August 1, 1999 was 36.3% as compared to 37.8% for the 13 weeks ended August 2, 1998, and the result of a lower effective state tax rate.

Results of Operations - 26 Weeks Ended August 1, 1999 Compared to 26 Weeks Ended August 2, 1998

Total revenues increased to $117,317 for the 26 weeks ended August 1, 1999 from $79,608 for the 26 weeks ended August 2, 1998, an increase of $37,709 or 47%. The increase in revenues was attributable to incremental revenues from eight complexes opened after February 1, 1998. Revenues at comparable Stores increased 0.5% for the 26 weeks ended August 1, 1999. Total revenues for the 26 weeks ended August 1, 1999 from the Bass licensing agreement were $177.

Cost of revenues increased to $21,695 for the 26 weeks ended August 1, 1999 from $15,595 for the 26 weeks ended August 2, 1998, an increase of $6,100 or 39%. The increase was principally attributable to the 47% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.5% in the 26 weeks ended August 1, 1999 from 19.6% in the 26 weeks ended August 2, 1998 due to lower food, beverage and amusement costs.

Operating payroll and benefits increased to $35,669 for the 26 weeks ended August 1, 1999 from $22,649 for the 26 weeks ended August 2, 1998, an increase of $13,020 or 58%. As a percentage of revenue, operating payroll and benefits increased to 30.4% in the 26 weeks ended August 1, 1999 from 28.4% in the 26 weeks ended August 2, 1998 due to higher variable and fixed labor costs.

Other restaurant operating expenses increased to $30,624 for the 26 weeks ended August 1, 1999 from $20,549 for the 26 weeks ended August 2, 1998, an increase of $10,075 or 49%. As a percentage of revenues, other restaurant operating expenses were 26.1% of revenues in the 26 weeks ended August 1, 1999 as compared to 25.8% of revenues in the 26 weeks ended August 2, 1998. Other restaurant operating expenses were higher due to increased restaurant and occupancy costs at the Stores offset by lower utilities and repairs and maintenance costs.

General and administrative increased to $7,095 for the 26 weeks ended August 1, 1999 from $4,907 for the 26 weeks ended August 2, 1998, an increase of $2,188 or 45%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.0% in the 26 weeks ended August 1, 1999 from 6.2% in the 26 weeks ended August 2, 1998.

Depreciation and amortization increased to $8,863 for the 26 weeks ended August 1, 1999 from $5,243 for the 26 weeks ended August 2, 1998, an increase of $3,620 or 69%. As a percentage of revenues, depreciation and amortization increased to 7.6% from 6.6% for the comparable prior period. The increase was attributable to new Stores opened after February 1, 1998.

Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see note
3), the Company expenses all costs incurred during start-up activities, including preopening costs, as incurred. Preopening costs incurred and recorded as expense for the 26 weeks ended August 1, 1999 were $3,157. The amount of preopening costs recorded for fiscal 1998 represents preopening costs which were amortized over the 12 months following opening. This amortization expense for the 26 weeks ended August 2, 1998 was $1,967. The timing of Complex openings affects the amount of such costs in any given quarter.

Interest expense for the 26 weeks ended August 1, 1999 was $1,038 versus an interest income of $412 for the 26 weeks ended August 2, 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

The effective tax rate for the 26 weeks ended August 1, 1999 was 36.8% as compared to 37.8% for the 26 weeks ended August 2, 1998, and the result of a lower effective state tax rate.


Liquidity and Capital Resources

Cash flows from operations decreased to $7,955 for the 26 weeks ended August 1, 1999 from $12,696 for the 26 weeks ended August 2, 1998. The decrease was attributable to a decrease in accounts payable associated with new Store development costs.

The Company has a secured revolving line of credit, which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus in each case a margin based upon financial performance (7.1% at August 1, 1999) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage, and maximum level of capital expenditures on new Stores. At August 1, 1999, $29,620 was available under this facility.

On July 29, 1999 the Company terminated its interest rate swap agreement that fixed its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. The terminated agreement resulted in a $40 gain being recognized during the period.

The Company's plan is to open six and seven complexes in fiscal 1999 and 2000, respectively. The Company estimates that its capital expenditures will be approximately $68,000 and $69,000 for 1999 and 2000, respectively. The Company intends to finance this development with cash flow from operations, the senior revolving credit facility and other additional capital resources which, management is currently pursuing. However, there is no assurance that the company can secure these resources. Through August 1, 1999, new complexes have opened in San Antonio, Texas, Atlanta, Georgia and St. Louis, Missouri.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability, locations and terms of sites for complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risk indicated in this filing.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 1999, the Company held its annual meeting of stockholders (i) to elect one class of directors and (ii) to consider and vote upon a proposed amendment to the Dave & Buster's, Inc. 1995 Stock Option Plan. The Company's Board of Directors is separated into three classes, and the directors in each class are elected to serve three-year terms. Each of the directors nominated by the Company was elected with voting results as follows:

                                                    For                             Abstain or Withheld

David O. Corriveau                              11,451,819                                508,232
Mark A. Levy                                    11,452,634                                507,417
Christopher C. Maguire                          11,088,434                                871,617

The proposal to amend the Stock Option Plan was also approved with voting results as follows:

                   For                            Against                               Abstaining

              8,701,136                          3,219,791                                39,124

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 Financial Data Schedule

     (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the 26 weeks ended August 1, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  DAVE & BUSTER'S, INC.


Dated:  September 15, 1999                        by  /s/ David O. Corriveau
        ------------------                           --------------------------
                                                      David O. Corriveau
                                                      Co-Chairman of the Board,
                                                      Co-Chief Executive Officer
                                                      and President


Dated:  September 15, 1999                        by  /s/ Charles Michel
        ------------------                           --------------------------
                                                      Charles Michel
                                                      Vice President,
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

27                            Financial Data Schedule