Form 10-Q
period 1999-10-31
DAVE & BUSTERS INC
filed 1999-12-15
CIK 943823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                               ------------------

                                    FORM 10-Q

 X   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR
---- THE QUARTER ENDED OCTOBER 31, 1999.



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF ---- 1934 FOR THE TRANSACTION PERIOD FROM _______ TO _______.



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 9, 1999 was 12,953,375 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            13 Weeks Ended               39 Weeks Ended
                                                                            --------------               --------------
                                                                       October 31,  November 1,     October 31,  November 1,
                                                                          1999          1998           1999          1998
                                                                       -----------  -----------     -----------  -----------
Food and beverage revenues                                             $  29,068     $  22,183      $  85,213      $  60,814
Amusement and other revenues                                              29,920        23,226         91,092         64,203
                                                                       ---------     ---------      ---------      ---------
           Total revenues                                                 58,988        45,409        176,305        125,017

Cost of revenues                                                          11,600         9,071         33,295         24,666
Operating payroll and benefits                                            19,145        13,711         54,814         36,360
Other restaurant operating expenses                                       16,427        11,315         47,051         31,864
General and administrative expenses                                        3,681         2,690         10,776          7,597
Depreciation and amortization expense                                      5,246         3,134         14,109          8,377
Preopening costs                                                           1,540         1,100          4,697          3,067
                                                                       ---------     ---------      ---------      ---------
           Total costs and expenses                                       57,639        41,021        164,742        111,931
                                                                       ---------     ---------      ---------      ---------

Operating income                                                           1,349         4,388         11,563         13,086
Interest (income) expense, net                                               988            (7)         2,026           (419)
                                                                       ---------     ---------      ---------      ---------

Income before provision for income taxes and
    cumulative effect of a change in an accounting principle                 361         4,395          9,537         13,505
Provision for income taxes                                                   132         1,661          3,505          5,104
                                                                       ---------     ---------      ---------      ---------

Income before cumulative effect of a
    change in an accounting principle                                        229         2,734          6,032          8,401

Cumulative effect of a change in an accounting
    principle, net of income tax benefit of $2,928                            --            --          4,687             --
                                                                       ---------     ---------      ---------      ---------

Net income                                                             $     229     $   2,734      $   1,345      $   8,401

Net income per share - basic
   Before cumulative effect of a change in an accounting principle     $    0.02     $    0.21      $    0.46      $    0.64
   Cumulative effect of a change in an accounting principle                   --            --          (0.36)            --
                                                                       ---------     ---------      ---------      ---------
                                                                       $    0.02     $    0.21      $    0.10      $    0.64

Net income per share - dilutive
   Before cumulative effect of a change in an accounting principle     $    0.02     $    0.21      $    0.45      $    0.64
   Cumulative effect of a change in an accounting principle                   --            --          (0.35)            --
                                                                       ---------     ---------      ---------      ---------
                                                                       $    0.02     $    0.21      $    0.10      $    0.64

Weighted average shares outstanding:
   Basic                                                                  13,076        13,062         13,086         13,048
   Diluted                                                                13,163        13,183         13,300         13,195

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )


                                     ASSETS

                                                                                 October 31,
                                                                                    1999       January 31,
                                                                                 (unaudited)      1999
                                                                                 -----------   -----------
Current assets:
    Cash and cash equivalents                                                    $     1,429   $     4,509
    Inventories                                                                       15,497        10,811
    Prepaid expenses                                                                   2,039         1,743
    Preopening costs                                                                      --         7,369
    Other current assets                                                               3,131         5,286
                                                                                 -----------   -----------
           Total current assets                                                       22,096        29,718
Property and equipment, net                                                          220,106       177,910
Goodwill, net of accumulated amortization of $1,787 and $1,502                         7,921         8,206
Other assets                                                                           1,745           758
                                                                                 -----------   -----------
         Total assets                                                            $   251,868   $   216,592


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $    10,632   $    13,695
    Accrued liabilities                                                                5,366         3,785
    Deferred income taxes                                                              4,335         4,018
                                                                                 -----------   -----------
           Total current liabilities                                                  20,333        21,498
Deferred income taxes                                                                  2,798         5,638
Other liabilities                                                                      2,272         1,454
Long-term debt                                                                        80,000        42,500
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                                    0             0
    Common stock, $0.01 par value, 50,000,000 authorized;
        13,003,375 and 13,069,050 shares issued and outstanding
        as of October 31, 1999 and January 31, 1999, respectively                        131           131
    Paid in capital                                                                  115,654       114,621
    Retained earnings                                                                 32,095        30,750
                                                                                 -----------   -----------
                                                                                     147,880       145,502
       Less: treasury stock, at cost (125,000 shares at October 31, 1999)              1,415            --
                                                                                 -----------   -----------
           Total stockholders' equity                                                146,465       145,502
                                                                                 -----------   -----------
                                                                                 $   251,868   $   216,592

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                     Common Stock
                                -----------------------      Paid in      Retained      Treasury
                                 Shares        Amount        Capital      Earnings        Stock         Total
                                --------      ---------     ---------     ---------     ---------      ---------
Balance, January 31, 1999         13,069      $     131     $ 114,621     $  30,750     $       0      $ 145,502

Stock options exercised               59              0           757             0             0            757

Tax benefit related to
  options exercised                    0              0           276             0             0            276

Purchase of treasury stock          (125)             0             0             0        (1,415)        (1,415)

Net income                             0              0             0         1,345             0          1,345
                                --------      ---------     ---------     ---------     ---------      ---------

Balance, October 31, 1999         13,003      $     131     $ 115,654     $  32,095     $  (1,415)     $ 146,465



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     39 Weeks Ended
                                                                 -------------------------
                                                                 October 31,   November 1,
                                                                    1999          1998
                                                                 -----------   -----------
Cash flows from operating activities
    Net income                                                    $  1,345      $  8,401
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Cumulative effect of change in an accounting principle        4,687            --
       Depreciation and amortization                                14,109        11,444
       Provision for deferred income taxes                             405           617
       Changes in assets and liabilities
         Inventories                                                (4,686)       (2,666)
         Prepaid expenses                                             (296)         (539)
         Preopening costs                                                0        (6,468)
         Other assets                                                1,189          (530)
         Accounts payable                                           (3,063)        7,785
         Accrued liabilities                                         1,581         1,755
         Other liabilities                                             818           465
                                                                  --------      --------
Net cash provided by operating activities                           16,089        20,264

Cash flows from investing activities
    Capital expenditures                                           (56,011)      (59,446)
    Sale of short-term investments                                      --         8,507
                                                                  --------      --------
Net cash used by investing activities                              (56,011)      (50,939)

Cash flows from financing activities
    Spin-off and related transactions                                   --        (2,244)
    Purchase of treasury stock                                       1,415            --
    Proceeds from issuance of common stock                             757           716
    Borrowings under long-term debt                                 37,500        19,000
    Repayments of long-term debt                                        --        (1,000)
                                                                  --------      --------
Net cash provided by financing activities                           36,842        16,472
                                                                  --------      --------
Cash (used)                                                         (3,080)      (14,203)
Beginning cash and cash equivalents                                  4,509        14,309
                                                                  --------      --------

Ending cash and cash equivalents                                  $  1,429      $    106






See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 31, 1999


                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 1: RESULTS OF OPERATIONS

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of operations and financial position for the interim periods.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". The SOP, was effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements was not permitted by the SOP, and entities were not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company adopted the SOP in the first quarter of fiscal 1999 and recorded a charge for the cumulative effect of a change in an accounting principle of approximately $4,687 net of income tax benefits of approximately $2,928.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended October 31, 1999 Compared to 13 Weeks Ended November 1, 1998

Total revenues increased to $58,988 for the 13 weeks ended October 31, 1999 from $45,409 for the 13 weeks ended November 1, 1998, an increase of $13,579 or 30%. The increase in revenues was attributable to incremental revenues from eight complexes opened after August 2, 1998. Revenues at comparable Stores decreased 6.2% for the 13 weeks ended October 31, 1999. The decrease in comparable stores revenues was primarily attributable to reduced traffic at the Stores. Total revenues for the 13 weeks ended August 1, 1999 from the Bass licensing agreement were $91.

Cost of revenues increased to $11,600 for the 13 weeks ended October 31, 1999 from $9,071 for the 13 weeks ended November 1, 1998, an increase of $2,529 or 28%. The increase was principally attributable to the 30% increase in revenues. As a percentage of revenues, cost of revenues decreased to 19.7% in the 13 weeks ended October 31, 1999 from 20.0% in the 13 weeks ended November 1, 1998 due to lower food and beverage costs offset by higher amusement costs.

Operating payroll and benefits increased to $19,145 for the 13 weeks ended October 31, 1999 from $13,711 for the 13 weeks ended November 1, 1998, an increase of $5,434 or 40%. As a percentage of revenue, operating payroll and benefits increased to 32.5% in the 13 weeks ended October 31, 1999 from 30.2% in the 13 weeks ended November 1, 1998 due to higher variable and fixed labor costs.

Other restaurant operating expenses increased to $16,427 for the 13 weeks ended October 31, 1999 from $11,315 for the 13 weeks ended November 1, 1998, an increase of $5,112 or 45%. As a percentage of revenues, other restaurant operating expenses were 27.8% of revenues in the 13 weeks ended October 31, 1999 as compared to 24.9% of revenues in the 13 weeks ended November 1, 1998. Other restaurant operating expenses were higher due to increased fixed and occupancy costs at the Stores.

General and administrative increased to $3,681 for the 13 weeks ended October 31, 1999 from $2,690 for the 13 weeks ended November 1, 1998, an increase of $991 or 37%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth plans. As a percentage of revenues, general and administrative expenses increased to 6.2% in the 13 weeks ended October 31, 1999 from 5.9% in the 13 weeks ended November 1, 1998.

Depreciation and amortization increased to $5,246 for the 13 weeks ended October 31, 1999 from $3,134 for the 13 weeks ended November 1, 1998, an increase of $2,112 or 67%. As a percentage of revenues, depreciation and amortization increased to 8.9% from 6.9% for the comparable prior period. The increase was attributable to the eight new Stores opened after August 2, 1998.

Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see note
3), the Company expenses all costs incurred during start-up activities, including preopening costs, as incurred. Preopening costs incurred and recorded as expense for the 13 weeks ended October 31, 1999 were $1,540. The amount of preopening costs recorded for fiscal 1998 represents preopening costs which were amortized over the 12 months following opening. This amortization expense for the 13 weeks ended November 1, 1998 was $1,100. The timing of Complex openings affects the amount of such costs in any given period.

Interest expense for the 13 weeks ended October 31, 1999 was $988 versus an interest income of $7 for the 13 weeks ended November 1, 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

The effective tax rate for the 13 weeks ended October 31, 1999 was 36.6% as compared to 37.8% for the 13 weeks ended November 1, 1998, as the result of a lower effective state tax rate.

Results of Operations - 39 Weeks Ended October 31, 1999 Compared to 39 Weeks Ended November 1, 1998

Total revenues increased to $176,305 for the 39 weeks ended October 31, 1999 from $125,017 for the 39 weeks ended November 1, 1998, an increase of $51,288 or 41%. The increase in revenues was attributable to incremental revenues from ten complexes opened after February 1, 1998. Revenues at comparable Stores decreased 1.2% for the 39 weeks ended October 31, 1999. Total revenues for the 39 weeks ended October 31, 1999 from the Bass licensing agreement were $268.

Cost of revenues increased to $33,295 for the 39 weeks ended October 31, 1999 from $24,666 for the 39 weeks ended November 1, 1998, an increase of $8,629 or 35%. The increase was principally attributable to the 41% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.9% in the 39 weeks ended October 31, 1999 from 19.7% in the 39 weeks ended November 1, 1998 due to lower food, beverage and amusement costs.

Operating payroll and benefits increased to $54,814 for the 39 weeks ended October 31, 1999 from $36,360 for the 39 weeks ended November 1, 1998, an increase of $18,454 or 51%. As a percentage of revenue, operating payroll and benefits increased to 31.1% in the 39 weeks ended October 31, 1999 from 29.1% in the 39 weeks ended November 1, 1998 due to higher variable and fixed labor costs.

Other restaurant operating expenses increased to $47,051 for the 39 weeks ended October 31, 1999 from $31,864 for the 39 weeks ended November 1, 1998, an increase of $15,187 or 48%. As a percentage of revenues, other restaurant operating expenses were 26.7% of revenues in the 39 weeks ended October 31, 1999 as compared to 25.5% of revenues in the 39 weeks ended November 1, 1998. Other restaurant operating expenses were higher due to increased occupancy costs at the Stores offset by lower utilities costs.

General and administrative increased to $10,776 for the 39 weeks ended October 31, 1999 from $7,597 for the 39 weeks ended November 1, 1998, an increase of $3,179 or 42%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth plans. As a percentage of revenues, general and administrative expenses were flat at 6.1% for both the 39 weeks ended October 31, 1999 and the 39 weeks ended November 1, 1998.

Depreciation and amortization increased to $14,109 for the 39 weeks ended October 31, 1999 from $8,377 for the 39 weeks ended November 1, 1998, an increase of $5,732 or 68%. As a percentage of revenues, depreciation and amortization increased to 8.0% from 6.7% for the comparable prior period. The increase was attributable to new Stores opened after February 1, 1998.

Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see note
3), the Company expenses all costs incurred during start-up activities, including preopening costs, as incurred.

Preopening costs incurred and recorded as expense for the 39 weeks ended October 31, 1999 were $4,697. The amount of preopening costs recorded for fiscal 1998 represents preopening costs which were amortized over the 12 months following opening. This amortization expense for the 39 weeks ended November 1, 1998 was $3,067. The timing of Complex openings affects the amount of such costs in any given period.

Interest expense for the 39 weeks ended October 31, 1999 was $2,026 versus an interest income of $419 for the 39 weeks ended November 1, 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

The effective tax rate for the 39 weeks ended October 31, 1999 was 36.8% as compared to 37.8% for the 39 weeks ended November 1, 1998, and the result of a lower effective state tax rate.


Liquidity and Capital Resources

Cash flows from operations decreased to $16,089 for the 39 weeks ended October 31, 1999 from $20,264 for the 39 weeks ended November 1, 1998. The decrease was attributable to a decrease in net income.

The Company has a secured revolving line of credit, which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (7.3% at October 31, 1999) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage, and maximum level of capital expenditures on new Stores. At October 31, 1999, $13,620 was available under this facility.

On July 29, 1999 the Company terminated its interest rate swap agreement that fixed its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. The terminated agreement resulted in a $40 gain being recognized during the period.

The Company's plan is to open six and four complexes in fiscal 1999 and 2000, respectively. The Company estimates that its capital expenditures will be approximately $68,000 and $56,000 for 1999 and 2000, respectively. The Company intends to finance this development with cash flow from operations, the senior revolving credit facility, and other additional capital resources which management is currently pursuing. However, there is no assurance that the Company can secure these additional resources. During 1999, the Company has opened new complexes in San Antonio, Texas, Atlanta, Georgia, St. Louis, Missouri, Austin, Texas and Jacksonville, Florida.

Impact of the Year 2000 Issues

The Company's comprehensive Year 2000 initiative is designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is substantially complete with these efforts as of October 31, 1999. The Company spent approximately $3.5 million on new software, which replaced existing software that might not have been year 2000 compliant. Such costs were capitalized. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability, locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing and discussed under "Risks" in the Company's Form 10-K filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                 27 Financial Data Schedule

           (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the 39 weeks ended October 31, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DAVE & BUSTER'S,
INC.


     Dated:  December 15, 1999               by    /s/ David O. Corriveau
             -----------------                 ------------------------------
                                                  David O. Corriveau
                                                  Co-Chairman of the Board,
                                                  Co-Chief Executive Officer
                                                  and President


     Dated:  December 15, 1999               by    /s/ Charles Michel
             -----------------                 ----------------------
                                                  Charles Michel
                                                  Vice President,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
   27                Financial Data Schedule