Form 10-K
period 2000-01-30
DAVE & BUSTERS INC
filed 2000-04-28
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2000          Commission File No. 0-25858

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

                               Title of Each Class
                               -------------------
                          Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at April 20, 2000 was $88,685,125.

The number of shares of common stock outstanding at April 20, 2000 was 12,953,375 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated April 28, 2000, for its annual meeting of Stockholders on June 5, 2000, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                     PART I


Item 1.  BUSINESS

         General

         Dave & Buster's, Inc. (the "Company") operates large format, high-volume Restaurant/Entertainment Complexes ("Complexes" or "Stores") under the Dave & Buster's name. Each Dave & Buster's Complex offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's large format is designed to promote easy access to, and maximize customer crossover between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults. As of January 30, 2000, the Company had 23 stores across the continental United States. Additionally, the Company licenses the Dave & Buster's concept internationally through area licensing agreements and as of January 30, 2000, there were three Dave & Buster's operating overseas.


         The Dave & Buster's Concept

         The Company seeks to differentiate itself by providing high quality dining, bar service, and entertainment attractions in a comfortable, adult atmosphere. The key factors of the Company's market positioning and operating strategy are:

         Distinctive Concept. Each Dave & Buster's offers a distinctive combination of dining, bar service and entertainment. A full menu and complete bar service are available from early lunch until late night in each restaurant and throughout almost all of the entertainment areas. The broad array of attractions, ranging from table and carnival games to state-of-the-art virtual reality games, is continuously reviewed and updated to maintain a fresh entertainment environment. The Company also actively seeks to enhance the popularity of its traditional games, such as pocket billiards and shuffleboard, by providing high quality tables, a clean and comfortable environment and a high standard of service.

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

         Commitment to Quality. The Company strives to provide its customers with good food and an inviting atmosphere. Accordingly, each Dave & Buster's offers an extensive menu which features popular, moderately priced food and beverage items that are individually prepared with a commitment to value and quality. The Company makes a significant investment in each Complex, and the Company's facilities are designed with an attention to detail. In addition, the customer-participation entertainment attractions are tastefully presented in an atmosphere that the Company defines as "ideal playing conditions".

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


         Restaurant/Entertainment Concept and Menu

         Dave & Buster's offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's facilities are designed to promote easy access to, and maximize customer crossover between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults.

         The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, individual sized pizzas, burgers, steaks, seafood and chicken. The menu is regularly updated to reflect current dining trends and incorporates "house specials" such as barbequed ribs, blackened chicken pasta, mesquite-peppered rib eye steak, and a Philadelphia cheesesteak sandwich. A wide variety of other appetizers, soups, salads, sandwiches and desserts is also available. Entree and sandwich prices range from $6.95 to $16.95, with many main menu items in the $6.95 to $12.95 price range. In order to promote customer flow and complement the entertainment areas, full, sit-down food service is offered not only in the restaurant areas, but throughout the entire Complex. In addition, throughout the restaurant and entertainment areas each Dave & Buster's offers full bar service including over 50 different beers, an extensive wine selection, and a variety of non-alcoholic beverages such as its own private label, "D&B Old Fashioned Philly Root Beer".

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

         Attractions within the Million Dollar Midway include fantasy/high technology and classic midway entertainment. Fantasy/high-technology offerings include simulator games such as formula race cars, off-road vehicles, fighter jets and motorcycles; Galaxian Theater, a multi-participant, enclosed simulation theater where up to six players take part in mock battles with alien invaders; Virtuality, an interactive, electronic game designed to simulate an actual battlefield environment; Virtual World, a fantasy environment attraction; Iwerks Turbo Ride Theater, a 16 to 18 seat motion simulation theater; large-screen interactive electronic games; and "The 19th Hole", a state-of-the-art golf simulator.

         Classic midway entertainment includes sports-oriented games of skill; carnival-style games, which are intended to replicate the atmosphere found in many local county fairs; and D&B Downs which is one of several multiple-player race games offered in each Dave & Buster's. At the Winner's Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, clothing, and small electronic and novelty items.

         Locations

         At January 30, 2000, the Company operated a total of 23 locations in 13 states, which included:

                                                                          Approximate
                             Location                         State      Square Footage
                             --------                         -----      --------------
                             Dallas (I)                         TX           40,000
                             Dallas (II)                        TX           31,000
                             Houston                            TX           53,000
                             Atlanta                            GA           53,000
                             Philadelphia                       PA           70,000
                             Chicago (I)                        IL           50,000
                             Chicago (II)                       IL           55,000
                             Hollywood                          FL           58,000
                             North Bethesda                     MD           58,000
                             Ontario                            CA           59,000
                             Cincinnati                         OH           64,000
                             Denver                             CO           48,000
                             Utica (suburban Detroit)           MI           56,000
                             Irvine                             CA           55,000
                             Rockland County                    NY           48,000
                             Orange                             CA           58,000
                             Columbus                           OH           37,500
                             San Antonio                        TX           52,000
                             Atlanta (II)                       GA           58,000
                             St. Louis                          MO           57,000
                             Austin                             TX           40,000
                             Jacksonville                       FL           40,500
                             Providence                         RI           40,500


         Business Development

         The Company continually seeks to identify and evaluate new locations for expansion. The Company's goal is to open four Complexes in fiscal years 2000 and 2001, respectively. The Company will open Complexes in 2000 as follows:

                                                              Approximate          Development
                   Location                       State      Square Footage           Status
                   --------                       -----      --------------     ------------------
                   Milpitas (San Jose)              CA           60,000         Opened March 2000
                   Westminster (Denver)             CO           40,000         Under construction
                   Pittsburgh                       PA           60,000         Under construction
                   San Diego                        CA           44,000         Under development

         Potential locations for openings in fiscal 2001 have been tentatively identified and site negotiations are currently in progress.

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

         The typical cost of opening a mega-size Dave & Buster's ranges from approximately $7.0 million to $12.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. For intermediate-size models, the typical cost ranges from approximately $6.0 million and $8.0 million (excluding pre-opening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics and availability of the site for purchase. The Complexes opened in 1999 included both owned and leased facilities. Opening a leased facility reduces the Company's capital investment in a Complex because the Company does not incur land and site improvement costs and may also receive a construction allowance from the landlord for improvements. The exterior and interior layout of a Dave & Buster's is flexible and can be readily adapted to different types of buildings. The Company has opened Complexes in both new and existing structures, in both urban and suburban areas.


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

         In February 1998, the Company entered into a license agreement with the TaiMall Development Company ("TaiMall") to license the "Dave & Buster's" name and concept in the Pacific Rim. Under this agreement, TaiMall opened a Complex in Taipei, Taiwan in December 1999, and has agreed to open seven Complexes in the Pacific Rim by the year 2006. Under the license agreement, TaiMall is required to pay the Company a 5% royalty based upon gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company-operated Complexes.

         In September 1998, the Company entered into a license agreement with the SVAG Development Corporation ("SVAG") to license the "Dave & Buster's" name and concept in Germany,

         Switzerland and Austria. Under this agreement, SVAG has a Complex under construction in Herne, Germany, scheduled to open in December 2000, and has agreed to open seven Complexes by the year 2007. Under the license agreement, SVAG is required to pay the Company a 5% royalty based upon gross revenues. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In March 1999, the Company entered into a license agreement with Funtime Hospitality Corp. ("Funtime") to license the "Dave & Buster's" name and concept in Canada. Under this agreement, Funtime has a Complex under construction in Toronto, Ontario, scheduled to open in June 2000, and has agreed to open five Complexes by the year 2005. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In November 1999, the Company entered into a letter of intent to license the "Dave & Buster's" name and concept in the Middle East with Al-Mal Real Estate Company. There is no assurance that this letter of intent will result in a definitive agreement.

         The Company is considering entering into agreements to license the "Dave & Buster's" name and concept in additional foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations.


         Operations and Management

         The Company's ability to manage a complex operation, that includes both high volume restaurants, bars and diverse entertainment attractions, has been critical to its overall success. The Company strives to maintain quality and consistency in each of its Complexes through careful training and supervision of personnel and the establishing and adhering to high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and facilities maintenance. The Company believes that it has been able to attract and retain high quality, experienced restaurant and entertainment management and personnel through its competitive compensation and bonus programs and its policy of promoting from within the Company. Staffing levels vary according to the size of the location, but a mega-size Dave & Buster's is managed by one general manager, two assistant general managers, seven line managers, and one business manager.

         In general, each mega-size Dave & Buster's also employs one purchasing agent, one amusement manager, two assistant amusement managers, one kitchen manager, two assistant kitchen managers, and one special events sales manager. On average, the Company's current general managers possess approximately three-and-a-half years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Operations Director who reports to the Vice President, Director of Operations.

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


         Marketing, Advertising and Promotion

         The Company operates its marketing, advertising, and promotional programs through the corporate marketing department with the assistance of an external advertising agency, media planning/buying service and regional public relations firms. Subsequent to fiscal 1999, the marketing department hired a Vice President of Marketing and is in the process of further expanding staffing levels and programs.

         The corporate marketing department is also responsible for controlling media and production costs. During fiscal 1999, the Company's expenditures for advertising and promotions were approximately 2.5% of its revenues.

         In order to expand its customer base, the Company focuses marketing efforts in three key areas: (1) advertising and system-wide promotions;
         (2) field marketing and local promotions and (3) corporate and group customers (special events).

         Advertising and System-wide Promotions. With an enhanced emphasis on marketing and advertising, the Company will utilize a multi-media advertising campaign consisting of television, radio, outdoor, print and direct mail to attract new guests. In addition, in-store promotions and point-of-sale materials designed to increase visit frequency and guest check average are also being developed for implementation.

         Field Marketing and Local Promotions. To capitalize on business building opportunities at the local market level, the Company has employed a Field Marketing Director to work in conjunction with store level management, local supplier-partners and local media to develop third party promotions designed to meet the specific business objectives of the individual locations.

         Corporate and Group Marketing (Special Events). The Company employs a dedicated corporate-level Special Events staff to provide support and direction for the Complex-based Special Events Managers. The Company develops and maintains a database for corporate and group bookings. Each Dave & Buster's location has hosted events for many large and multi-national, national, and regional businesses. Many of the Company's corporate and group customers have hosted repeat events.

         Competition

         The restaurant and entertainment industries are highly competitive. There are a great number of food and beverage service operations and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of units than does the Company. Although there are a few other companies presently utilizing the concept of combining entertainment and restaurant operations to the same extent as the Company, the Company may encounter increased competition in the future, which may have an adverse effect on the profitability of the Company. In addition, the legalization of casino gambling in geographic areas near any restaurant/entertainment company would create the possibility for entertainment alternatives, which could have a material adverse effect on the Company's business.


         Employees

         At January 30, 2000, the Company employed approximately 5,900 persons, approximately 150 of whom served in administrative or executive capacities, approximately 400 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

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

         As a result of operating certain entertainment games and attractions including operations which offer redemption prizes, the Company is subject to amusement licensing and regulation by the states and municipalities in which it has opened Complexes. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. From time to time, existing Complexes may be required to modify certain games, alter the mix of games or terminate the use of specific games as a result of the interpretation of regulations by state or local officials. The Company has, in the past, had to seek changes in state or local regulations to enable it to open a given location. To date, the Company has been successful in seeking all such regulatory changes.

         The Company is subject to federal and state environmental regulations, but these have not had a material negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, the Company is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

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

         Expansion Plans; Capital Resource Requirements

         The Company presently plans to open four Complexes during each of fiscal years 2000 and 2001, respectively, and four Complexes each fiscal year thereafter. Accomplishing these expansion goals will depend upon a number of factors, including the Company's ability to raise sufficient capital; locate and obtain appropriate sites; hire and train additional management personnel; and construct or acquire, at reasonable cost, the necessary improvements and equipment for such Restaurant/Entertainment Complexes. In particular, the capital resources required to develop each new Restaurant/Entertainment Complex are significant.

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


         Small Number of Restaurant/Entertainment Complexes

         As of January 30, 2000 the Company operated 23 Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability of the Company. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect the profitability of the entire Company. Historically, new Restaurant/Entertainment Complexes have experienced a drop in revenues after their first year of operation, and the Company does not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful.

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


         Dependence on Discretionary Spending

         The Company's profits are dependent on discretionary spending by consumers, particularly by consumers living in communities in which the Restaurant/Entertainment Complexes are located. A significant weakening in any of the local economies in which the Company operates may cause the Company's patrons to curtail discretionary spending which, in turn, could materially affect the profitability of the entire Company.


         International Expansion; License Agreements

         In August 1995, February 1998, September 1998, and March 1999, the Company entered into agreements with Bass, TaiMall, SVAG, and Funtime to license the "Dave & Buster's" name and concept in the United Kingdom, Pacific Rim, Europe, and Canada, respectively. In addition, the Company is considering entering into agreements to license the "Dave & Buster's" name and concept in other foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations. The Company's concept is untested outside the United States, and no assurance can be given that any international location will be successful. In addition, the Company's continued success is dependent to a substantial extent on its reputation, and its reputation may be affected by the performance of licensee-owned Complexes over which the Company will have limited control. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign Complex is located. Certain provisions in a license agreement for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. In addition, it may be difficult to register and protect the Company's intellectual property rights in certain foreign countries.


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

Item 2.  PROPERTIES

         As of January 30, 2000 the Company operated a total of 23 Complexes located in 13 states. The Company is currently utilizing all available land at its owned locations. The Company's real estate leases are with unrelated third parties except where noted.

                                                    Owned or          Lease Expiration       Lease Expiration
           Location                   State     Leased Property             Date             Date with Options
           --------                   -----     ---------------       ----------------       -----------------
           Dallas (I)                  TX            Owned                   ---                    ---
           Dallas (II)                 TX            Leased             December 2002          December 2007
           Houston                     TX            Owned                   ---                    ---
           Atlanta                     GA            Owned                   ---                    ---
           Philadelphia                PA            Leased             January 2015*          January 2024
           Chicago (I)                 IL            Owned                   ---                    ---
           Chicago (II)                IL            Leased             January 2016           January 2026
           Hollywood                   FL           Leased**             April 2016             April 2031
           North Bethesda              MD            Leased             January 2018           January 2033
           Ontario                     CA            Leased             January 2018           January 2028
           Cincinnati                  OH            Leased             January 2018           January 2038
           Denver                      CO            Leased             December 2017          December 2032
           Utica                       MI            Leased               June 2018              June 2033
           Irvine                      CA            Leased               July 2018              July 2028
           Rockland County             NY            Leased             January 2019           January 2034
           Orange                      CA            Leased             January 2019           January 2029
           Columbus                    OH            Owned                   ---                    ---
           San Antonio                 TX            Leased            September 2018         September 2028
           Atlanta (II)                GA            Leased              March 2019             March 2034
           St. Louis                   MO            Leased               June 2019              June 2034
           Austin                      TX            Leased             December 2019          December 2034
           Jacksonville                FL            Owned                   ---                    ---
           Providence                  RI            Leased             December 2019          December 2034

         * The Company also leases additional parking facilities which expires January 2014.

         ** The Company owns the building and leases the real property.

         The Company has also signed 20-year leases for Complexes due to open in fiscal 2000 in each of Milpitas, California; Westminster, Colorado; Pittsburgh, Pennsylvania; and San Diego, California. Twenty-year leases have also been signed for Miami, Florida and Phoenix, Arizona, which are scheduled to open in the year 2001 and 2002, respectively. Third-party leases typically provide for a minimum base rent, additional rent based on a percentage of revenues and payment of certain operating expenses.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock traded on the Nasdaq National Market under the symbol DANB from June 26, 1995 until June 3, 1999. The following table summarizes the high and low sale prices per share of Common Stock for the applicable periods indicated, as reported on the Nasdaq National Market. Since June 4, 1999, the Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol DAB. The following table summarizes the high and low sales prices per share of Common Stock for the applicable periods indicated, as reported by the NYSE.


                     Fiscal Year 1997
                     First Quarter                                      $16.92           $12.67
                     Second Quarter                                      21.83            13.58
                     Third Quarter                                       22.50            20.17
                     Fourth Quarter                                      27.63            18.38


                     Fiscal Year 1998
                     First Quarter                                       27.75            21.13
                     Second Quarter                                      26.50            21.38
                     Third Quarter                                       22.63            10.50
                     Fourth Quarter                                      24.38            17.13


                     Fiscal Year 1999
                     First Quarter                                       23.25            18.06
                     Second Quarter                                      29.38            20.50
                     Third Quarter                                       26.88             8.75
                     Fourth Quarter                                      10.69             5.06


         At April 20, 2000, the Company there were 2,172 holders of record.


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

                                        Fiscal Year          1999          1998          1997          1996          1995
                                                     (in thousands, except per share amounts and store data)
Income Statement Data
Food and beverage revenues                                 $121,390      $ 89,378      $ 64,703      $ 48,568      $ 28,554
Amusements and other revenues                               125,744        92,906        63,801        40,207        23,990
                                                           --------      --------      --------      --------      --------
            Total revenues                                  247,134       182,284       128,504        88,775        52,544

Cost of revenues                                             45,720        35,582        24,795        18,003        10,945
Operating payroll and benefits                               76,242        52,206        36,227        25,483        15,999
Other store operating expenses                               65,292        45,862        32,787        20,582        11,481
General and administrative expenses                          14,988        10,579         8,489         5,734         3,905
Depreciation and amortization expense                        19,884        12,163         8,470         5,647         3,538
Preopening costs                                              6,053         4,539         3,246         2,605           161
Earn-out and special compensation                                --            --            --            --         1,607
                                                           --------      --------      --------      --------      --------
            Total costs and expenses                        228,179       160,931       114,014        78,054        47,636

Operating income                                             18,955        21,353        14,490        10,721         4,908
Interest income (expense), net                               (3,339)           194         (179)          (38)           101
                                                           --------      --------      --------      --------      --------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                    15,616        21,547        14,311        10,683         5,009
Provision for income taxes                                    5,724         7,969         5,414         4,343         2,087
                                                           --------      --------      --------      --------      --------
Income before cumulative effect of a
     change in an accounting principle                        9,892        13,578         8,897         6,340         2,922
Cumulative effect of a change in an
     accounting principle, net of income
     tax benefit of $2,928                                    4,687            --            --            --            --
                                                           --------      --------      --------      --------      --------

            Net income                                      $ 5,205      $ 13,578       $ 8,897       $ 6,340       $ 2,922

Net income per share - basic
     Before cumulative effect of a change in
          an accounting principle                            $  .76       $  1.04        $  .77        $  .58        $  .34
     Cumulative effect of a change in an
          accounting principle                                  .36            --            --            --            --
                                                           --------      --------      --------      --------      --------
                                                             $  .40       $  1.04        $  .77        $  .58        $  .34

Net income per share - diluted
     Before cumulative effect of a change in
          an accounting principle                            $  .75       $  1.03        $  .76        $  .58        $  .34
     Cumulative effect of a change in an
          accounting principle                                  .36            --            --            --            --
                                                           --------      --------      --------      --------      --------
                                                             $  .39       $  1.03        $  .76        $  .58        $  .34

Weighted average shares outstanding
     Basic                                                   13,054        13,053        11,532        10,901         8,681
     Diluted                                                 13,214        13,246        11,711        10,969         8,681


Balance Sheet Data
Working capital                                             $ 8,957       $ 8,220      $ 26,408       $ 1,077       $ 5,634
Total assets                                                268,184       216,592       158,989        99,436        76,201
Long-term obligations                                        91,000        42,500        12,000        14,250           500
Stockholders' equity (1)                                    149,899       145,502       133,356        75,366        69,008


Number of Complexes Open at End of Period
Company operated                                                 23            17            12             9             7

(1) Prior to fiscal 1995, the Company was a subsidiary of Edison Brothers Stores, Inc.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


         FISCAL 1999 COMPARED TO FISCAL 1998

         Total revenues increased to $247,134 for fiscal 1999 from $182,284 for fiscal 1998, an increase of $64,850 or 36%. New stores opened in fiscal 1999 (San Antonio, Texas; Atlanta, Georgia; St. Louis, Missouri; Austin, Texas; Jacksonville, Florida; and Providence, Rhode Island) and in fiscal 1998 (Utica, Michigan; Irvine, California; Rockland County, New York; Orange, California; and Columbus, Ohio) accounted for 109% of the increase. Revenues at comparable stores decreased 2.5% for fiscal 1999. Increases in revenues were also attributable to a higher average guest check. Total revenues for fiscal 1999 from licensing agreements were $573.

         Cost of revenues increased to $45,720 for fiscal 1999 from $35,582 for fiscal 1998, an increase of $10,138 or 29%. The increase was principally attributable to the 36% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.5% in fiscal 1999 from 19.5% in fiscal 1998 due to lower food, beverage and amusement costs.

         Operating payroll and benefits increased to $76,242 for fiscal 1999 from $52,206 for fiscal 1998, an increase of $24,036 or 46%. As a percentage of revenue, operating payroll and benefits increased to 30.9% in fiscal 1999 from 28.6% in fiscal 1998 due to higher variable and fixed labor costs and higher taxes and benefits.

         Other store operating expenses increased to $65,292 for fiscal 1999 from $45,862 for fiscal 1998, an increase of $19,430 or 42%. As a percentage of revenues, other store operating expenses were 26.4% of revenues in fiscal 1999 as compared to 25.2% of revenues in fiscal 1998. Other store operating expenses were higher due to reduced utilities and fixed costs at the stores offset by higher occupancy costs associated with new stores opened in fiscal 1999 and in fiscal 1998.

         General and administrative expenses increased to $14,988 for fiscal 1999 from $10,579 for fiscal 1998, an increase of $4,409 or 42%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses increased to 6.1% in fiscal year 1999 from 5.8% in fiscal year 1998.

         Depreciation and amortization expense increased to $19,884 for fiscal 1999 from $12,163 for fiscal 1998, an increase of $7,721 or 64%. As a percentage of revenues, depreciation and amortization increased to 8.0% from 6.7% for the comparable prior period. The increase was attributable to new stores opened in fiscal 1999 and in fiscal 1998.

         Preopening costs increased to $6,053 for fiscal 1999 from $4,539 for fiscal 1998, an increase of $1,514 or 33%. As a percentage of revenues, preopening costs were 2.4% for fiscal 1999 as compared to 2.5% for fiscal 1998.

         The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. This new accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each store. The cumulative effect of this accounting change, net of income tax benefit of $2,928, was $4,687.

         Interest expense - net for fiscal 1999 was $3,339 versus an interest income - net of $194 for fiscal 1998. The increase was primarily due to higher average debt in 1999 versus 1998.

         The effective tax rate for fiscal year 1999 was 36.7% as compared to 37.0% for fiscal year 1998, and the result of a lower effective state tax rate.



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

         Other store operating expenses increased to $45,862 for fiscal 1998 from $32,787 for fiscal 1997, an increase of $13,075 or 40%. As a percentage of revenues, other store operating expenses were 25.2% of revenues in fiscal 1998 as compared to 25.5% of revenues in fiscal 1997. Other store operating expenses were lower due to reduced repair and maintenance and fixed costs at the stores offset by higher occupancy costs associated with new stores opened in fiscal 1998 and in fiscal 1997.

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

         Interest income - net for fiscal 1998 was $194 versus an interest expense - net of $179 for fiscal 1997. The increase was primarily due to higher average debt in 1997 versus 1998.

         The effective tax rate for fiscal year 1998 was 37.0% as compared to 37.8% for fiscal year 1997, and the result of a lower effective state tax rate.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations decreased to $24,940 for fiscal 1999 from $28,246 for fiscal 1998. The decrease was attributable to a decrease in profitability and the timing of operational receipts and payments.

         The Company has a secured revolving line of credit, which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (8.3% at January 30, 2000) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures on new stores. At January 30, 2000, $8,600 was available under this facility.

         The Company entered into an agreement that expired in 1999, to fix its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. In 1999, the Company terminated the agreement resulting in a $40 gain.

         The Company's plan is to open four Complexes in fiscal 2000 and 2001, respectively. The Company estimates that its capital expenditures will be approximately $42,000 and $47,000 for 2000 and 2001, respectively. The Company intends to finance this development with cash flow from operations and additional borrowings from credit facilities.

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


         IMPACT OF THE YEAR 2000 ISSUE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $4,300 in software costs, fees and expenses during 1999 in connection with remediating its systems. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


         MARKET RISK

         The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. If interest rates increased 10% from the floating rates as of January 30, 2000, interest expense for the year ended February 4, 2001 would increase by approximately $773. This amount is determined by considering the impact of hypothetical rates on the Company's variable-rate debt as of January 30, 2000, adjusted for known cash commitments during 2000.


         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report are not based on historical facts but are "forward-looking statements" that are based on numerous assumptions made as of the date of this report. Forward looking statements are generally identified by the words "believes", "expects", "intends", "anticipates", "scheduled", and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability; locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. If interest rates increased 10% from the floating rates as of January 30, 2000, interest expense for the year ended February 4, 2001 would increase by approximately $773. This amount is determined by considering the impact of hypothetical rates on the Company's variable-rate debt as of January 30, 2000, adjusted for known cash commitments during 2000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A brief description of each executive officer of the Company is provided below. All officers serve at the discretion of the Board of Directors, except as provided below. The information set under the caption "Directors and Executive Officers" in the Company's Proxy statement dated April 21, 2000, for the annual meeting of stockholders on June 5, 2000 is incorporated herein by reference.

         Mr. David O. Corriveau, 48, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and President since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company's business.

         Mr. James W. Corley, 48, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and Chief Operating Officer since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company's business.

         Mr. Barry N. Carter, 52, has served as Vice President of Store Support since June 1995 and as Vice President and Director of Store Support of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Ms. Nancy J. Duricic, 45, has served as Vice President of Human Resources since December 1997. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.

         Mr. Carl Gentile, 42, has served as Vice President, Chief Information Officer since December 1999. From January 1997 to December 1999, he served as Chief Information Officer for Zurn Industries. Mr. Gentile served as Vice President, Information Services of LeFebure Corporation from October 1994 to December 1996.

         Mr. Cory J. Haynes, 39, has served as Vice President of International Operations since March, 2000 and Vice President of Beverage Operations since May 1998. He served as Vice President, Assistant Director of Operations from September 1996 to May 1998, and from January 1996 to September 1996, as Corporate Director of Management and Development. From 1982 to January 1996, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Mr. Jeffrey A. Jahnke, 45, has served as Controller, Vice President of Accounting for the Company since January 2000. From May 1998 to December 1999 he was a consultant primarily in the hospitality business. Mr. Jahnke was with ClubCorp International, Inc. from 1983 to 1998 in various financial positions of increasing responsibilities, his most recent position being Vice President of Accounting.

         Mr. Charles Michel, 46, has served as Vice President and Chief Financial Officer since February 1996, as Chief Financial Officer of the Company since June 1995 and as Chief Financial Officer of D&B Holding from November 1994 to June 1995.

         Mr. Reginald M. Moultrie, 44, has served as Vice President of Amusements since January 1999, as Vice President of Games and Merchandising from April 1998 to January 1999, and as Director of Amusements from February 1997 to April 1998. Mr. Moultrie served as Vice President of Sales for Skeeball, Inc. from 1993 to 1997.

         Mr. Alan L. Murray, 54, has served as Vice President, General Counsel and Secretary since February 1996 and as Secretary and Director of Legal and Administration since June 1995. Mr. Murray served as Director of Legal and Administration of D&B Holding from November 1994 until June 1995.

         Mr. Stuart A. Myers, 39, has served as Vice President of Marketing since January 2000. From September 1996 to December 1999 he served as Vice President of Marketing for Whataburger, Inc. Mr. Myers served as Senior Vice President/Restaurant Group Account Director at Levenson & Hill Advertising from July 1993 to September 1996.

         Mr. J. Michael Plunkett, 49, has served as Vice President of Information Systems since November 1996, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Mr. Sterling R. Smith, 47, has served as Vice President of Operations since June 1995 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.

         Mr. Bryan L. Spain, 52, has served as Vice President of Real Estate since March 1997. From 1993 until joining Dave & Buster's, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.

         Mr. Robert R. Thomson, 43, has served as Vice President of Purchasing since March of 1999. From 1996 until joining Dave & Buster's, Mr. Thomson managed the Purchasing function for the Italian Concepts of Brinker International with ultimate responsibility for Romano's Macaroni Grill. Prior to joining Brinker, Mr. Thomson spent 1994-1996 as Director of Purchasing for JMC Restaurant Distribution, the distribution arm of CiCi's Pizza, at the time, a 160 unit Dallas based chain.

Item 11.  COMPENSATION INFORMATION

          The information set under the caption "Election of Directors" in the Company's Proxy Statement dated April 28, 2000, for the annual meeting of stockholders on June 5, 2000 is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated April 28, 2000, for the annual meeting of stockholders on June 5, 2000 is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set under caption "Election of Directors - Certain Transactions" in the Company's Proxy Statement dated April 28, 2000, for the annual meeting of stockholders on June 5, 2000 is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K.

          (a)      (1) Financial Statements

                                                                                        Page
                                                                                        ----
               Consolidated Balance Sheets -
                  January 30, 2000 and January 31, 1999                                  F-1

               Consolidated Statements of Income -
                  Fiscal years ended January 30, 2000, January 31, 1999,
                  and February 1, 1998                                                   F-2

               Consolidated Statements of Stockholders' Equity -
                  Fiscal years ended January 30, 2000, January 31, 1999, and
                  February 1, 1998                                                       F-3

               Consolidated Statements of Cash Flows -
                  Fiscal years ended January 30, 2000, January 31, 1999, and
                  February 1,1998                                                        F-4

               Notes to Consolidated Financial Statements                              F-5 - F-11

               Report of Independent Auditors                                            F-12

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)       (3)  Exhibits.

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as a part of this Report.

          (b)      Reports of Form 8-K.

The Company was not required to file a current report on Form 8-K during the thirteen weeks ended January 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Dave & Buster's, Inc.
                                               a Missouri corporation





                                               By: /s/ Charles Michel
                                                   -----------------------------
                                                   Charles Michel,
                                                   Vice President and Chief
                                                   Financial Officer


Dated:    April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on April 28, 2000.

         Name                                             Title
         ----                                             -----
/s/ David O. Corriveau                         Co-Chairman of the Board,
---------------------                          Co-Chief Executive Officer, President,
David O. Corriveau                             and Director
                                               (Principal Executive Officer)


/s/ James W. Corley                            Co-Chairman of the Board,
-------------------                            Co-Chief Executive Officer, Chief
James W. Corley                                Operating Officer and Director


/s/ Charles Michel                             Vice President and Chief Financial
------------------                             Officer
Charles Michel                                 (Principal Financial and Accounting
                                               Officer)


---------------                                Director
Allen J. Bernstein


/s/ Peter A. Edison                            Director
-------------------
Peter A. Edison


/s/ Bruce H. Hallett                           Director
--------------------
Bruce H. Hallett


/s/ Walter S. Henrion                          Director
---------------------
Walter S. Henrion


---------------                                Director
Mark A. Levy


----------------------                         Director
Christopher C. Maguire

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                                       January 30,  January 31,
in thousands, except share and per share amounts                                           2000         1999
                                                                                       -----------  -----------
Assets
Current assets:
     Cash and cash equivalents                                                         $     3,091  $     4,509
     Inventories                                                                            16,243       10,811
     Prepaid expenses                                                                        2,104        1,743
     Preopening costs                                                                           --        7,369
     Other current assets                                                                    5,582        5,286
                                                                                       -----------  -----------
          Total current assets                                                              27,020       29,718
Property and equipment, net (note 2)                                                       232,216      177,910
Goodwill, net of accumulated amortization of $1,883 and $1,502                               7,826        8,206
Other assets                                                                                 1,122          758
                                                                                       -----------  -----------
Total assets                                                                           $   268,184  $   216,592


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                  $    11,868  $    13,695
     Accrued liabilities (note 3)                                                            4,858        3,785
     Deferred income taxes (note 5)                                                          1,337        4,018
                                                                                       -----------  -----------
          Total current liabilities                                                         18,063       21,498
Deferred income taxes (note 5)                                                               6,377        5,638
Other liabilities                                                                            2,845        1,454
Long-term debt (note 4)                                                                     91,000       42,500
Commitments and contingencies (notes 4,6 and 11) Stockholders' equity (note 7):
     Preferred stock, 10,000,000 authorized; none issued                                        --           --
     Common stock, $0.01 par value, 50,000,000 authorized:
          12,953,375 and 13,069,050 shares issued and outstanding
          as of January 30, 2000 and January 31, 1999, respectively                            131          131
     Paid in capital (note 9)                                                              115,659      114,621
     Retained earnings                                                                      35,955       30,750
                                                                                       -----------  -----------
                                                                                           151,745      145,502
     Less:  treasury stock, at cost (175,000 shares at January 30, 2000)                     1,846           --
                                                                                       -----------  -----------
          Total stockholders' equity                                                       149,899      145,502
                                                                                       -----------  -----------
          Total liabilities and stockholders' equity                                   $   268,184  $   216,592



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

in thousands, except per share amounts                                Fiscal Year 1999       1998          1997
Food and beverage revenues                                                 $   121,390    $    89,378   $    64,703
Amusement and other revenues                                                   125,744         92,906        63,801
                                                                           -----------    -----------   -----------
     Total revenues                                                            247,134        182,284       128,504


Cost of revenues                                                                45,720         35,582        24,795
Operating payroll and benefits                                                  76,242         52,206        36,227
Other store operating expenses                                                  65,292         45,862        32,787
General and administrative expenses                                             14,988         10,579         8,489
Depreciation and amortization expense                                           19,884         12,163         8,470
Preopening costs                                                                 6,053          4,539         3,246
                                                                           -----------    -----------   -----------
     Total costs and expenses                                                  228,179        160,931       114,014


Operating income                                                                18,955         21,353        14,490
Interest income (expense), net                                                  (3,339)           194          (179)
                                                                           -----------    -----------   -----------


Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                                       15,616         21,547        14,311
Provision for income taxes (note 5)                                              5,724          7,969         5,414
                                                                           -----------    -----------   -----------

Income before cumulative effect of a
     change in an accounting principle                                           9,892         13,578         8,897

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                              4,687             --            --
                                                                           -----------    -----------   -----------

Net income                                                                 $     5,205    $    13,578   $     8,897

Net income per share - basic
     Before cumulative effect of a change in an accounting principle       $       .76    $      1.04   $       .77
     Cumulative effect of a change in an accounting principle                      .36             --            --
                                                                           -----------    -----------   -----------
                                                                           $       .40    $      1.04   $       .77
Net income per share - diluted
     Before cumulative effect of a change in an accounting principle       $       .75    $      1.03   $       .76
     Cumulative effect of a change in an accounting principle                      .36             --            --
                                                                           -----------    -----------   -----------
                                                                           $       .39    $      1.03   $       .76

Weighted average shares outstanding
     Basic                                                                      13,054         13,053        11,532
     Diluted                                                                    13,214         13,246        11,711



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                                     Common Stock
                                               -------------------------     Paid in       Retained       Treasury
in thousands                                     Shares         Amount       Capital       Earnings         Stock           Total
Balance, February 2, 1997                          10,902            109   $    66,963    $     8,294    $        --    $    75,366


Proceeds from exercising stock options                 17             --           203             --             --            203
Tax benefit related to stock
     option exercises                                  --             --            54             --             --             54
Purchase of fractional shares from
     three-for-two stock split                         --             --            --            (19)            --            (19)
Issuance of common stock,
     net of offering costs                          2,100             21        48,834             --             --         48,855
Net income                                             --             --            --          8,897             --          8,897
                                               ----------    -----------   -----------    -----------    -----------    -----------
Balance, February 1, 1998                          13,019            130       116,054         17,172             --        133,356


Proceeds from exercising stock
     options                                           50              1           603             --             --            604
Tax benefit related to stock
     option exercises                                  --             --           208             --             --            208
Spin-off and related transactions (note 9)             --             --        (2,244)            --             --         (2,244)
Net income                                             --             --            --         13,578             --         13,578
                                               ----------    -----------   -----------    -----------    -----------    -----------
Balance, January 31, 1999                          13,069    $       131   $   114,621    $    30,750             --    $   145,502

Proceeds from exercising stock options                 59             --           786             --             --            786
Tax benefit related to stock option exercises          --             --           252             --             --            252
Purchase of treasury stock                           (175)            --            --             --         (1,846)        (1,846)
Net income                                             --             --            --          5,205             --          5,205
                                               ----------    -----------   -----------    -----------    -----------    -----------
Balance, January 30, 2000                          12,953    $       131   $   115,659    $    35,955    $    (1,846)   $   149,899



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


in thousands                                              Fiscal Year         1999          1998          1997
Cash flows from operating activities
     Net income                                                             $    5,205    $   13,578    $    8,897
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative effect of change in an accounting principle            4,687            --            --
               Depreciation and amortization                                    19,884        16,702        11,716
               Provision for deferred income taxes                                 986         4,159         2,249
               Changes in assets and liabilities
                    Inventories                                                 (5,432)       (4,589)       (2,332)
                    Prepaid expenses                                              (361)         (509)         (353)
                    Preopening costs                                                --        (8,493)       (4,714)
                    Other assets                                                  (666)       (3,401)       (1,311)
                    Accounts payable                                            (1,827)        9,620           901
                    Accrued liabilities                                          1,073           530         1,508
                    Income taxes payable                                            --            --          (924)
                    Other liabilities                                            1,391           649            79
                                                                            ----------    ----------    ----------
Net cash provided by operating activities                                       24,940        28,246        15,716
Cash flows from investing activities:
     Capital expenditures                                                      (73,798)      (75,621)      (40,101)
     Purchase of short-term investments                                             --            --        (8,507)
     Proceeds from sale of short-term investments                                   --         8,507            --
                                                                            ----------    ----------    ----------
Net cash used in investing activities                                          (73,798)      (67,114)      (48,608)
                                                                            ----------    ----------    ----------
Cash flows from financing activities:
     Purchase of treasury stock                                                 (1,846)           --            --
     Spin-off and related transactions                                              --        (2,244)           --
     Borrowings under long-term debt                                            50,000        33,500        18,519
     Repayments of long-term debt                                               (1,500)       (3,000)      (20,769)
     Proceeds from issuance of common stock, net                                   786           812        49,093
                                                                            ----------    ----------    ----------
Net cash provided by financing activities                                       47,440        29,068        46,843
                                                                            ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents                                (1,418)       (9,800)       13,951
Beginning cash and cash equivalents                                              4,509        14,309           358
                                                                            ----------    ----------    ----------

Ending cash and cash equivalents                                            $    3,091    $    4,509    $   14,309

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                             $    4,188    $    5,674    $    4,693
     Cash paid for interest, net of amounts capitalized                     $    3,455    $      263    $      727



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER'S, INC.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company's one industry segment is the ownership and operation of restaurant/entertainment complexes (a "Complex" or "Store") under the name "Dave & Buster's," which are principally located in the United States.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FISCAL YEAR - The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 1999, 1998, and 1997 are to the 52 weeks ended January 30, 2000, January 31, 1999, and February 1, 1998.

INVENTORIES - Inventories, which consist of food, beverage, merchandise, and supplies, are reported at the lower of cost or market determined on a first-in, first-out method.

PREOPENING COSTS - The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," in the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each store. The cumulative effect of this accounting change, net of income tax benefit of $2,928, was $4,687.

PROPERTY AND EQUIPMENT - Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 1999, 1998, and 1997 was $1,623, $1,375, and $851, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

GOODWILL - Goodwill of $8,952 is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows.

DEPRECIATION AND AMORTIZATION - Property and equipment, excluding most games, are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150%-double-declining-balance method over the estimated useful lives of the assets. Intangible assets are amortized on the straight-line method over estimated useful lives as follows: trademarks over statutory lives; lease rights over remaining lease terms.

INTEREST RATE SWAP AGREEMENTS - The Company enters into interest rate swap agreements to effectively convert a portion of its variable-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense.

INCOME TAXES - The Company uses the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

STOCK OPTION PLAN - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

REVENUE RECOGNITION - Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on percentage of gross revenues and are recognized when assured. Food, beverage, and amusement revenues are recorded at point of sale.

TREASURY STOCK - During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 1,000 share of the Company's common stock. Pursuant to the plan, the Company repurchased 175 shares of its common stock for approximately $1,846

RECLASSIFICATION - Certain amounts for 1998 have been reclassified to conform to 1999 presentations.


NOTE 2:  PROPERTY AND EQUIPMENT

                                              1999           1998
Land ...................................   $   11,308    $    8,192
Buildings ..............................       55,067        40,865
Leasehold and building improvements ....       81,077        52,856
Games ..................................       54,472        36,283
Furniture, fixtures, and equipment .....       56,597        38,179
Construction in progress ...............       27,250        36,028
                                           ----------    ----------
     Total cost ........................      285,771       212,403
Accumulated depreciation ...............      (53,555)      (34,493)
                                           ----------    ----------

                                           $  232,216    $  177,910


NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              1999          1998
Payroll.................................   $      436    $      865
Sales and use tax.......................        2,063         1,046
Real estate tax.........................        1,744           674
Other...................................          615         1,200
                                           ----------    ----------

                                           $    4,858    $    3,785

NOTE 4:  LONG-TERM DEBT

The Company has a secured revolving line of credit which permits borrowing up to a maximum of $100,000. At January 30, 2000, $8,600 was available under this facility. Borrowings under this facility bear interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (8.3% at January 30, 2000) and is secured by all capital stock or equity interest in the stock of the Company's subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge covenant and maximum level of capital expenditures on new stores. The fair value of the Company's long-term debt approximates its carrying value.

The Company entered into an agreement that expired in 1999, to fix its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. In 1999, the Company terminated the agreement resulting in a $40 gain.

NOTE 5:  INCOME TAXES

                                                    1999        1998        1997
Current expense
     Federal .............................        $4,242      $3,188      $2,802
     State and local .....................           496         622         363
Deferred tax expense .....................           986       4,159       2,249
                                                  ------      ------      ------
     Total provision for income taxes ....        $5,724      $7,969      $5,414

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                                  1999        1998        1997
Accelerated depreciation ....................   $  7,475    $  6,215    $  3,893
Preopening costs ............................         --       2,928       1,411
Prepaid expenses ............................        130         131         112
Capitalized interest costs ..................      1,346       1,022         463
                                                --------    --------    --------
     Total deferred tax liabilities .........      8,951      10,296       5,879


Worker's compensation .......................        330         183         168
Net asset basis difference at acquisition ...         --          --          25
Other .......................................        907         457         189
                                                --------    --------    --------
     Total deferred tax assets ..............      1,237         640         382
                                                --------    --------    --------
Net deferred tax liability ..................   $ (7,714)   $ (9,656)   $ (5,497)

Reconciliation of federal statutory rates to effective income tax rates:

                                                     1999        1997        1998
Federal corporate statutory rate .........           35.0%       35.0%       35.0%
State and local income taxes, net
     of federal income tax benefit .......            2.1%        1.9%        1.6%
Goodwill amortization and other
     nondeductible expenses ..............            2.2%        1.5%        1.8%
Tax credits ..............................           (1.9)%      (1.4)%      (1.4)%
Effect of change in deferred tax rate ....           (2.4)%      (1.5)%       (.5)%
Other ....................................            1.7%        1.5%        1.3%
                                                   ------      ------       -----
Effective tax rate .......................           36.7%       37.0%       37.8%

NOTE 6:  LEASES

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended January 30, 2000. For 1999, 1998, and 1997, rent expense for operating leases was $11,119, $8,267, and $5,404, respectively. At January 30, 2000, future minimum lease payments required under operating leases are $11,995, 2000; $11,604, 2001; $11,523, 2002; $10,624, 2003; $10,374, 2004; and
$153,014, thereafter.

NOTE 7:  COMMON STOCK

In 1995, the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 675 shares of common stock. In 1997 and 1998, the Company increased the shares of common stock covered by the Plan to 1,350 and 2,350, respectively. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are exercisable 20% per year after one year from the date of the grant.

In connection with the Distribution, the Company granted on the date of the Distribution, non-qualified stock options to certain minority shareholders, entitling them to purchase Company common stock equal to 2% of the total Company common stock outstanding immediately prior to the Distribution (approximately 156 shares). The per share exercise price for each such option is $10.00. Twenty percent of such options were exercisable seven months after the public offering by the Company of its common stock, which was completed in October 1995. Thereafter, 20% of such options become exercisable on the second, third, fourth and fifth anniversary of the Distribution.

In 1996, the Company adopted a stock option plan for outside directors (the "Directors Plan"). A total of 150 shares of common stock are subject to the Directors Plan. The options granted under the Directors Plan vest ratably over a three year period.

Pro forma information regarding net income and earnings per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.39%, 5.36%, and 6.09%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .494, .386, and .363; and a weighted-average life of the option of 4.4, 4.8, and 4.4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Because SFAS 123 requires, compensation expense to be recognized over the vesting period, the impact on pro forma net income and pro forma earnings per common share as reported below may not be representative of pro forma compensation expense in future years. The Company's pro forma information follows:

                                                 1999         1998         1997
Net income, as reported ....................   $   5,205   $   13,578   $   8,897
Pro forma net income .......................   $   3,627   $   12,699   $   8,353
Basic net income per share, as reported ....   $     .40   $     1.04   $     .77
Pro forma basic net income per share .......   $     .28   $      .97   $     .72
Diluted net income per share, as reported...   $     .39   $     1.03   $     .76
Pro forma diluted net income per share .....   $     .27   $      .96   $     .71

A summary of the Company's stock option activity, and related information is as follows:

                                                         1999                        1998                        1997
                                                    Weighted-Average            Weighted-Average            Weighted-Average
                                         Options    Exercise Price    Options    Exercise Price   Options    Exercise Price
Outstanding - beginning of year            1,145        $16.82            949         $14.88          534         $11.11
Granted                                      734        $18.10            395         $20.89          432         $19.41
Exercised                                    (59)       $12.88            (50)        $11.88          (17)        $11.91
Forfeited                                   (154)       $20.09           (149)        $16.92           --         $   --
Outstanding - end of year                  1,666        $17.24          1,145         $16.82          949         $14.88
Exercisable - end of year                    516        $14.87            332         $13.59          174         $11.06
Weighted-average fair value of options
     granted during the year                            $ 8.36                        $ 8.56                      $ 7.48


As of January 30, 2000, exercise prices for 688 options and 978 options ranged from $6.81 to $15.50 and $18.38 to $27.56, respectively. The weighted-average remaining contractual life of the options is 7.6 years.

Under a Shareholder Protection Rights Plan adopted by the Company, each share of outstanding common stock includes a right which entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for seventy five dollars. Rights attach to all new shares of commons stock whether newly issued or issued from treasury stock and become exercisable only under certain conditions involving actual or potential acquisitions of the Company's common stock. Depending on the circumstances, all holders except the acquiring person may be entitled to 1) acquire such number of share of Company common stock as have a market value at the time of twice the exercise price of each right, or 2) exchange a right for one share of Company common stock or one one-hundredth of a share of the Series A Junior Participating Preferred Stock, or 3) receive shares of the acquiring company's common stock having a market value equal to twice the exercise price of each right. The rights remain in existence until ten years after the Distribution, unless they are redeemed (at one cent per right).

NOTE 8:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          1999      1998      1997
Numerator-Net Income                                     $ 5,205   $13,578   $ 8,897
                                                         -------   -------   -------

Denominator:
     Denominator for basic net income per share -
     Weighted average shares                              13,054    13,053    11,532
Effect of dilutive securities - employee stock options       160       193       179
                                                         -------   -------   -------
Denominator for diluted earnings per share - adjusted
weighted average shares                                   13,214    13,246    11,711

Basic net income per share                               $   .40   $  1.04   $   .77

Diluted net income per share                             $   .39   $  1.03   $   .76


Options to purchase 210 shares of common stock at prices ranging from $23.63 to $24.75 were outstanding during the second half of 1997 but were not included in the computation of diluted net income per share because the options would be antidilutive. Options to purchase 178 and 262 shares of commons stock at prices ranging from $24.75 to $24.91 and $21.19 to $23.75, respectively, were outstanding during all of 1998, but were not included in the computation of diluted net income per share for the whole year and second half of the year, respectively, because the options would be antidilutive. Options to purchase 441 shares of common stock at prices ranging from $21.00 to $24.91 were outstanding all of 1999 but were not included in the computation of diluted net income per share for the first, third and fourth quarters because the options would be antidilutive. Options to purchase 543 and 28 shares of common stock at prices ranging from $15.50 to $20.71 and $25.12 to $25.32, respectively, were outstanding during all of 1999 and the second half of 1999, respectively, but were not included in the computation of diluted net income per share for the second half of the year because the options would be antidilutive Options to purchase 525 and 76 shares of common stock at prices ranging from $10.00 to $14.08 and $9.24 to $13.00, respectively, were outstanding during all of 1999 and the second half of 1999 respectively, but were not included in the computation of diluted net income per share for the second half of the year and the fourth quarter, respectively, because the options would be antidilutive.

NOTE 9:  RELATED PARTY ACTIVITY

In April 1998, a limited liability litigation corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the Distribution and certain related transactions. In August 1998, the Company settled the litigation with the limited liability corporation. In full and final settlement of all claims, the Company paid $2,244 and charged such amount to paid in capital because all alleged claims were associated with the spin-off transactions.

During 1999, the Company was party to a consulting agreement with Sandell Investments ("Sandell"), a partnership whose controlling partner is a director of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave &Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 1999,1998, and 1997, the maximum fee provided for under the agreement.

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

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 1999                                           First      Second      Third     Fourth
Total revenues ..................................   $ 59,700    $ 57,617   $ 58,988   $ 70,829
Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle .......................      6,052       3,124        361      6,079
Income before cumulative effect of a
     change in an accounting principle ..........      3,813       1,990        229      3,860
Net income (loss) ...............................       (874)      1,990        229      3,860
Basic net income per share:
     Income before accounting change ............   $    .29    $    .15   $    .02   $    .30
     Net income (loss) ..........................       (.07)        .15        .02        .30
Basic weighted average shares outstanding .......     13,072      13,111     13,076     12,956
Diluted net income per share:
     Income before accounting change ............   $    .29    $    .15   $    .02   $    .30
     Net income (loss) ..........................       (.07)        .15        .02        .30
Diluted weighted average shares outstanding .....     13,276      13,461     13,163     12,957



Fiscal 1999                                           First      Second      Third     Fourth
Total revenues ................................     $ 38,917    $ 40,691   $ 45,409   $ 57,267
Income before provision for income taxes ......        4,609       4,501      4,395      8,042
Net income ....................................        2,866       2,801      2,734      5,177
Basic net income per share ....................     $    .22    $    .22   $    .21   $    .40
Basic weighted average shares outstanding .....       13,031      13,052     13,062     13,068
Diluted net income per share ..................     $    .22    $    .21   $    .21   $    .39
Diluted weighted average shares outstanding ...       13,274      13,272     13,183     13,253

REPORT OF INDEPENDENT AUDITORS


STOCKHOLDERS AND BOARD OF DIRECTORS
DAVE & BUSTER'S, INC.


We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of January 30, 2000 and January 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at January 30, 2000 and January 31, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the cost of start-up activities.

                                                              Ernst & Young LLP



Dallas, Texas
March 30, 2000

                                INDEX TO EXHIBITS


Exhibit
-------
3.1      Restated Articles of Incorporation of the Company.  (1)

3.2      Bylaws of the Company.  (1)

10.1     Second Amendment to Credit Agreement. (2)

10.7     Rights Agreement between the Company and Rights Agent, dated June 16, 1995.  (1)

10.8     1995 Stock Option Plan.  (3)

10.9     Stock Option Plan for Outside Directors.  (5)

10.11    Employment Agreement for Co-Chief Executive Officers, dated June 16, 1995.  (1)

10.12    Form of Indemnity Agreements with Executive Officers and Directors.  (3)

21.1     Subsidiaries of the Company.  (4)

23       Independent Auditors' Consent.  (4)

27       Financial Data Schedule.  (4)

99       Proxy Statement, dated April 28, 2000.  (6)

-----------------------

(1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended November 1, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(4)      Filed herewith.

(5) Filed as an Exhibit to the registrant's Form 10-K for the 52 week period ended February 1, 1997 and incorporated herein by reference.

(6)      To be filed with the Commission on or before April 28, 2000.