Form 10-Q
period 2000-04-30
DAVE & BUSTERS INC
filed 2000-06-13
CIK 943823

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                    FORM 10-Q

  X    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  FOR THE  QUARTER  ENDED APRIL 30, 2000.

       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
-----  OF 1934 FOR THE TRANSACTION PERIOD FROM          TO         .
                                               --------    --------




                         COMMISSION FILE NUMBER: 0-25858



                            -------------------------



                              DAVE & BUSTER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  MISSOURI                              43-1532756
         (State of Incorporation)          (I.R.S. Employer Identification No.)

             2481 MANANA DRIVE
                DALLAS, TEXAS                            75220
   (Address of Principle Executive Offices)            (Zip Code)


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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 9, 2000 was 12,953,375 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               13 Weeks Ended
                                                                          ------------------------
                                                                          April 30,       May 2,
                                                                             2000          1999
                                                                          ----------    ----------
Food and beverage revenues                                                $   38,980    $   28,701
Amusement and other revenues                                                  38,869        30,999
                                                                          ----------    ----------
             Total revenues                                                   77,849        59,700

Cost of revenues                                                              14,015        11,038
Operating payroll and benefits                                                23,265        17,767
Other store operating expenses                                                21,838        15,055
General and administrative expenses                                            4,850         3,441
Depreciation and amortization expense                                          5,734         4,158
Preopening costs                                                               2,055         1,696
                                                                          ----------    ----------
             Total costs and expenses                                         71,757        53,155
                                                                          ----------    ----------

Operating income                                                               6,092         6,545
Interest expense, net                                                          1,527           493
                                                                          ----------    ----------

Income before provision for income taxes and
   cumulative effect of a change in an accounting principle                    4,565         6,052
Provision for income taxes                                                     1,675         2,239
                                                                          ----------    ----------

Income before cumulative effect of a
   change in an accounting principle                                           2,890         3,813

Cumulative effect of a change in an accounting
   principle, net of income tax benefit of $2,928                                 --         4,687
                                                                          ----------    ----------

Net income (loss)                                                         $    2,890    $     (874)

Net income (loss) per share - basic
   Before cumulative effect of a change in an accounting principle        $     0.22    $     0.29
   Cumulative effect of a change in an accounting principle                       --         (0.36)
                                                                          ----------    ----------
                                                                          $     0.22    $    (0.07)

Net income (loss) per share - diluted
   Before cumulative effect of a change in an accounting principle        $     0.22    $     0.29
   Cumulative effect of a change in an accounting principle                       --         (0.36)
                                                                          ----------    ----------
                                                                          $     0.22    $    (0.07)

Weighted average shares outstanding:
   Basic                                                                      12,953        13,072
   Diluted                                                                    12,960        13,276


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                              ASSETS

                                                                          April 30,   January 30,
                                                                             2000         2000
                                                                          ---------   ------------
Current assets:
   Cash and cash equivalents                                              $   1,788   $      3,091
   Inventories                                                               16,832         16,243
   Prepaid expenses                                                           3,264          2,104
   Other current assets                                                       5,732          5,582
                                                                          ---------   ------------
             Total current assets                                            27,616         27,020
Property and equipment, net                                                 241,821        232,216
Goodwill, net of accumulated amortization of $1,978 and $1,883                7,730          7,826
Other assets                                                                  1,247          1,122
                                                                          ---------   ------------
             Total assets                                                 $ 278,414   $    268,184


                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                       $  12,061   $     11,868
   Accrued liabilities                                                        6,824          4,858
   Income taxes payable                                                       1,872             --
   Deferred income taxes                                                      1,000          1,337
                                                                          ---------   ------------
             Total current liabilities                                       21,757         18,063
Deferred income taxes                                                         6,136          6,377
Other liabilities                                                             3,312          2,845
Long-term debt                                                               94,420         91,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                           --             --
   Common stock, $0.01 par value, 50,000,000 authorized;
      12,953,375 shares issued and outstanding
      as of April 30, 2000 and January 30, 2000, respectively                   131            131
   Paid in capital                                                          115,659        115,659
   Retained earnings                                                         38,845         35,955
                                                                          ---------   ------------
                                                                            154,635        151,745
      Less:  treasury stock, at cost (175,000 shares at April 30, 2000)       1,846          1,846
                                                                          ---------   ------------
          Total stockholders' equity                                        152,789        149,899
                                                                          ---------   ------------
              Total liabilities and stockholders' equity                  $ 278,414   $    268,184



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                 Common Stock
                               -------------------             Paid in          Retained             Treasury
                                Shares     Amount              Capital          Earnings               Stock       Total
                               --------   --------            ---------         --------             --------     --------
Balance, January 30, 2000        12,953   $    131            $ 115,659         $ 35,955             $ (1,846)    $149,899

Net income                           --         --                   --            2,890                   --        2,890
                               --------   --------            ---------         --------             --------     --------

Balance, April 30, 2000          12,953   $    131            $ 115,659         $ 38,845             $ (1,846)    $152,789







See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                         13 Weeks Ended
                                                                     ---------------------
                                                                     April 30,     May 2,
                                                                       2000         1999
                                                                     ---------    --------
Cash flows from operating activities
   Net income (loss)                                                 $   2,890    $   (874)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in an accounting principle               --       4,687
       Depreciation and amortization                                     5,734       4,158
       Provision for deferred income taxes                                (578)        188
       Changes in assets and liabilities
         Inventories                                                      (589)     (1,364)
         Prepaid expenses                                               (1,160)       (468)
         Preopening costs                                                   --        (246)
         Other assets                                                     (278)      2,266
         Accounts payable                                                  193        (230)
         Accrued liabilities                                             1,966         772
         Income taxes payable                                            1,872          --
         Other liabilities                                                 466         307
                                                                     ---------    --------
Net cash provided by operating activities                               10,516       9,196
                                                                     ---------    --------

Cash flows from investing activities:
   Capital expenditures                                                (15,239)    (16,916)
                                                                     ---------    --------
Net cash used by investing activities                                  (15,239)    (16,916)
                                                                     ---------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                              --         137
   Borrowings under long-term debt                                       4,420       8,500
   Repayments of long-term debt                                         (1,000)         --
                                                                     ---------    --------
Net cash provided by financing activities                                3,420       8,637
                                                                     ---------    --------
Increase (decrease) in cash and cash equivalents                        (1,303)        917
Beginning cash and cash equivalents                                      3,091       4,509
                                                                     ---------    --------

Ending cash and cash equivalents                                     $   1,788    $  5,426



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 APRIL 30, 2000


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

NOTE 2:       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for January 30, 2000 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The Company's one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are principally located in the United States.

NOTE 3:       LONG-TERM DEBT

The Company is currently negotiating a new $110,000,000 senior secured credit facility. This facility will replace the existing $100,000,000 secured revolving line of credit. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4:       CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial conditions of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended April 30, 2000 Compared to 13 Weeks Ended May 2, 1999

Total revenues increased to $77,849 for the 13 weeks ended April 30, 2000 from $59,700 for the 13 weeks ended May 2, 1999, an increase of $18,149 or 30%. The increase in revenues was attributable to incremental revenues from six complexes opened after April 1, 1999 and increased revenues at comparable stores. Revenues at comparable stores increased 0.7% for the 13 weeks ended April 30, 2000. The increase in comparable stores revenues was attributable to a 2% overall price increase and a higher average check. Total revenues for the 13 weeks ended April 30, 2000 from licensing agreements were $141.

Cost of revenues increased to $14,015 for the 13 weeks ended April 30, 2000 from $11,038 for the 13 weeks ended May 2, 1999, an increase of $2,977 or 27%. The increase was principally attributable to the 30% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18% in the 13 weeks ended April 30, 2000 from 18.5% in the 13 weeks ended May 2, 1999 due to lower food, beverage and amusement costs.

Operating payroll and benefits increased to $23,265 for the 13 weeks ended April 30, 2000 from $17,767 for the 13 weeks ended May 2, 1999, an increase of $5,498 or 31%. As a percentage of revenue, operating payroll and benefits increased to 29.9% in the 13 weeks ended April 30, 2000 from 29.8% in the 13 weeks ended May 2, 1999 due to higher variable labor costs offset by lower fixed labor costs.

Other store operating expenses increased to $21,838 for the 13 weeks ended April 30, 2000 from $15,055 for the 13 weeks ended May 2, 1999, an increase of $6,783 or 45%. As a percentage of revenues, other store operating expenses were 28.1% of revenues in the 13 weeks ended April 30, 2000 as compared to 25.2% of revenues in the 13 weeks ended May 2, 1999. Other store operating expenses were higher due to increased marketing and occupancy costs at the stores.

General and administrative increased to $4,850 for the 13 weeks ended April 30, 2000 from $3,441 for the 13 weeks ended May 2, 1999, an increase of $1,409 or 41%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth. As a percentage of revenues, general and administrative expenses increased to 6.2% in the 13 weeks ended April 30, 2000 from 5.8% in the 13 weeks ended May 2, 1999.

Depreciation and amortization increased to $5,734 for the 13 weeks ended April 30, 2000 from $4,158 for the 13 weeks ended May 2, 1999, an increase of $1,576 or 38%. As a percentage of revenues, depreciation and amortization increased to 7.4% from 6.9% for the comparable period. The increase was attributable to new stores.

Preopening costs increased to $2,055 for the 13 weeks ended April 30, 2000 from $1,696 for the 13 weeks ended May 2, 1999. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $1,527 for the 13 weeks ended April 30, 2000 from $493 for the 13 weeks ended May 2, 1999. The increase was primarily due to higher debt in fiscal year 2000.

The effective tax rate for the 13 weeks ended April 30, 2000 was 36.7% as compared to 37.0% for the 13 weeks ended May 2, 1999.

Liquidity and Capital Resources

Cash flows from operations increased to $10,516 for the 13 weeks ended April 30, 2000 from $9,196 for the 13 weeks ended May 2, 1999. The increase was attributable to a decrease in income before cumulative effect of a change in an accounting principle offset by the timing of operational receipts.

The Company has a secured revolving line of credit, which permits borrowing up to a maximum of $100,000. Borrowings under this facility bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (8.4% at April 30, 2000) and is secured by all capital stock or equity interest in the stock of the Company and its subsidiaries. The facility, which matures in May 2001, has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage, and maximum level of capital expenditures on new Stores. At April 30, 2000, $5,000 was available under this facility.

The Company is currently negotiating a new $110,000,000 senior secured credit facility. The facility is expected to include a five-year revolver and five and seven-year term debt. Borrowing under the facility is expected to bear interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance and is secured by all assets of the Company. The new facility is expected to have certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. However, there is no assurance that the Company can secure these additional resources.

The Company's plan is to open four complexes in fiscal 2000 and 2001, respectively. The Company estimates that its capital expenditures will be approximately $42,000 and $47,000 for 2000 and 2001, respectively. The Company intends to finance this development with cash flow from operations, the senior revolving credit facility, and other additional resources which management is currently pursuing. During 2000, the Company has opened new complexes in Milpitas (San Jose), California and Westminster (Denver), Colorado.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Report on Form 10-Q are not based on historical facts but are "forward-looking statements" that are based on numerous assumptions made as of the date of this report. Forward looking statements are generally identified by the words "believes", "expects", "intends", "anticipates", "scheduled", and certain similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability; locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing and discussed under "Risks" in the Company's Form 10-K filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                  27 Financial Data Schedule

           (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the 13 weeks ended April 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DAVE & BUSTER'S, INC.


Dated:   June 13, 2000                         by  /s/ David O. Corriveau
                                                 ------------------------
                                                   David O. Corriveau
                                                   Co-Chairman of the Board,
                                                   Co-Chief Executive Officer
                                                   and President


Dated:   June 13, 2000                         by  /s/ Charles Michel
                                                 --------------------
                                                   Charles Michel
                                                   Vice President,
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION
-------      -----------
  27         Financial Data Schedule