Form 10-Q
period 2000-07-30
DAVE & BUSTERS INC
filed 2000-09-12
CIK 943823

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED JULY 30, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.





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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 8, 2000 was 12,953,375 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         13 Weeks Ended         26 Weeks Ended
                                                                     ---------------------   ---------------------
                                                                     July 30,    August 1,    July 30,   August 1,
                                                                        2000        1999        2000        1999
                                                                     ---------   ---------   ---------   ---------
Food and beverage revenues                                           $  38,490   $  27,444   $  77,470   $  56,145
Amusement and other revenues                                            39,076      30,173      77,945      61,172
                                                                     ---------   ---------   ---------   ---------
             Total revenues                                             77,566      57,617     155,415     117,317

Cost of revenues                                                        14,539      10,657      28,554      21,695
Operating payroll and benefits                                          23,291      17,902      46,556      35,669
Other store operating expenses                                          21,773      15,569      43,611      30,624
General and administrative expenses                                      4,804       3,654       9,654       7,095
Depreciation and amortization expense                                    6,248       4,705      11,982       8,863
Preopening costs                                                         1,502       1,461       3,557       3,157
                                                                     ---------   ---------   ---------   ---------
             Total costs and expenses                                   72,157      53,948     143,914     107,103
                                                                     ---------   ---------   ---------   ---------

Operating income                                                         5,409       3,669      11,501      10,214
Interest expense, net                                                    2,012         545       3,539       1,038
                                                                     ---------   ---------   ---------   ---------

Income before provision for income taxes and
   cumulative effect of a change in an accounting principle              3,397       3,124       7,962       9,176
Provision for income taxes                                               1,247       1,134       2,922       3,373
                                                                     ---------   ---------   ---------   ---------

Income before cumulative effect of a
   change in an accounting principle                                     2,150       1,990       5,040       5,803

Cumulative effect of a change in an accounting
   principle, net of income tax benefit of $2,928                         --          --          --         4,687
                                                                     ---------   ---------   ---------   ---------

Net income                                                           $   2,150   $   1,990   $   5,040   $   1,116

Net income (loss) per share - basic
   Before cumulative effect of a change in an accounting principle   $    0.17   $    0.15   $    0.39   $    0.44
   Cumulative effect of a change in an accounting principle               --          --          --         (0.35)
                                                                     ---------   ---------   ---------   ---------
                                                                     $    0.17   $    0.15   $    0.39   $    0.09

Net income (loss) per share - diluted
   Before cumulative effect of a change in an accounting principle   $    0.17   $    0.15   $    0.39   $    0.43

   Cumulative effect of a change in an accounting principle               --          --          --         (0.35)
                                                                     ---------   ---------   ---------   ---------
                                                                     $    0.17   $    0.15   $    0.39   $    0.08

Weighted average shares outstanding:
   Basic                                                                12,953      13,111      12,953      13,091
   Diluted                                                              12,954      13,461      12,957      13,369


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS


                                                                           July 30,     January 30,
                                                                             2000          2000
                                                                         -----------   -----------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                             $     1,946   $     3,091
   Inventories                                                                17,487        16,243
   Prepaid expenses                                                            4,074         2,104
   Other current assets                                                        6,207         5,582
                                                                         -----------   -----------
             Total current assets                                             29,714        27,020
Property and equipment, net                                                  247,790       232,216
Goodwill, net of accumulated amortization of $2,073 and $1,883                 7,635         7,826
Other assets                                                                   4,325         1,122
                                                                         -----------   -----------
             Total assets                                                $   289,464   $   268,184


                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt                                $     2,750   $      --
   Accounts payable                                                           13,422        11,868
   Accrued liabilities                                                         6,868         4,858
   Income taxes payable                                                        1,448          --
   Deferred income taxes                                                       1,022         1,337
                                                                         -----------   -----------
             Total current liabilities                                        25,510        18,063
Deferred income taxes                                                          6,216         6,377
Other liabilities                                                              4,049         2,845
Long-term debt, less current installments                                     98,750        91,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                          --            --
   Common stock, $0.01 par value, 50,000,000 authorized;
      12,953,375 shares issued and outstanding
      as of July 30, 2000 and January 30, 2000, respectively                     131           131
   Paid in capital                                                           115,659       115,659
   Retained earnings                                                          40,995        35,955
                                                                         -----------   -----------
                                                                             156,785       151,745
      Less:  treasury stock, at cost (175,000 shares at July 30, 2000)         1,846         1,846
                                                                         -----------   -----------
          Total stockholders' equity                                         154,939       149,899
                                                                         -----------   -----------
              Total liabilities and stockholders' equity                 $   289,464   $   268,184



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                Common Stock
                            -------------------    Paid in   Retained   Treasury
                             Shares     Amount     Capital   Earnings     Stock       Total
                            --------   --------   --------   --------   --------    --------
Balance, January 30, 2000     12,953   $    131   $115,659   $ 35,955   $ (1,846)   $149,899

Net income                      --         --         --        5,040        --       5,040
                            --------   --------   --------   --------   --------    --------

Balance, July 30, 2000        12,953   $    131   $115,659   $ 40,995   $ (1,846)   $154,939




See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    26 Weeks Ended
                                                                ----------------------
                                                                 July 30,    August 1,
                                                                   2000         1999
                                                                ---------    ---------
Cash flows from operating activities
   Net income                                                   $   5,040    $   1,116
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in an accounting principle        --          4,687
       Depreciation and amortization                               11,982        8,863
       Provision for deferred income taxes                           (476)         266
       Changes in assets and liabilities
         Inventories                                               (1,244)      (2,475)
         Prepaid expenses                                          (1,970)        (255)
         Other assets                                              (3,833)       1,942
         Accounts payable                                           1,554       (6,220)
         Accrued liabilities                                        2,010         (234)
         Income taxes payable                                       1,448         --
         Other liabilities                                          1,204          541
                                                                ---------    ---------
Net cash provided by operating activities                          15,715        8,231
                                                                ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                           (27,360)     (37,086)
                                                                ---------    ---------
Net cash used by investing activities                             (27,360)     (37,086)
                                                                ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                       --            757
   Borrowings under long-term debt                                113,420       27,500
   Repayments of long-term debt                                  (102,920)        --
                                                                ---------    ---------
Net cash provided by financing activities                          10,500       28,257
                                                                ---------    ---------
Decrease in cash and cash equivalents                              (1,145)        (598)
Beginning cash and cash equivalents                                 3,091        4,509
                                                                ---------    ---------

Ending cash and cash equivalents                                $   1,946    $   3,911



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 30, 2000


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

NOTE 3:       LONG-TERM DEBT

The Company completed a new $110,000,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000,000 secured revolving line of credit. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4:       RESTRICTED STOCK

In April 2000, the Company amended and restated the Dave & Buster's, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. These restricted stock awards will fully vest at the end of the vesting period or the attainment of one or more performance targets established by the Company. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends.

In June 2000, the Company issued 242,000 shares of restricted stock at a market value of $6.75 which vest at the earlier of attaining certain performance targets or seven years. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. For the second quarter, the charge to expense for the unearned compensation was insignificant.

NOTE 5:       CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended July 30, 2000 Compared to 13 Weeks Ended August 1, 1999

Total revenues increased to $77,566 for the 13 weeks ended July 30, 2000 from $57,617 for the 13 weeks ended August 1, 1999, an increase of $19,949 or 35%. The increase in revenues was attributable to incremental revenues from eight complexes opened after June 1, 1999 and increased revenues at comparable stores. Revenues at comparable stores increased 2.2% for the 13 weeks ended July 30, 2000. The increase in comparable stores revenues was attributable to a 2% overall price increase and a higher average check. Total revenues for the 13 weeks ended July 30, 2000 from licensing agreements were $324.

Cost of revenues increased to $14,539 for the 13 weeks ended July 30, 2000 from $10,657 for the 13 weeks ended August 1, 1999, an increase of $3,882 or 36%. The increase was principally attributable to the 35% increase in revenues. As a percentage of revenues, cost of revenues increased to 18.7% in the 13 weeks ended July 30, 2000 from 18.5% in the 13 weeks ended August 1, 1999 due to lower beverage and amusement costs offset by higher food costs and a shift in the revenue mix.

Operating payroll and benefits increased to $23,291 for the 13 weeks ended July 30, 2000 from $17,902 for the 13 weeks ended August 1, 1999, an increase of $5,389 or 30%. As a percentage of revenue, operating payroll and benefits decreased to 30.0% in the 13 weeks ended July 30, 2000 from 31.1% in the 13 weeks ended August 1, 1999 due to higher variable labor costs offset by lower fixed labor and fringe benefit costs.

Other store operating expenses increased to $21,773 for the 13 weeks ended July 30, 2000 from $15,569 for the 13 weeks ended August 1, 1999, an increase of $6,204 or 40%. As a percentage of revenues, other store operating expenses were 28.1% of revenues in the 13 weeks ended July 30, 2000 as compared to 27.0% of revenues in the 13 weeks ended August 1, 1999. Other store operating expenses were higher due to increased marketing costs.

General and administrative increased to $4,804 for the 13 weeks ended July 30, 2000 from $3,654 for the 13 weeks ended August 1, 1999, an increase of $1,150 or 31%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth. As a percentage of revenues, general and administrative expenses decreased to 6.2% in the 13 weeks ended July 30, 2000 from 6.3% in the 13 weeks ended August 1, 1999.

Depreciation and amortization increased to $6,248 for the 13 weeks ended July 30, 2000 from $4,705 for the 13 weeks ended August 1, 1999, an increase of $1,543 or 33%. As a percentage of revenues, depreciation and amortization decreased to 8.1% from 8.2% for the comparable period.

Preopening costs increased to $1,502 for the 13 weeks ended July 30, 2000 from $1,461 for the 13 weeks ended August 1, 1999. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $2,012 for the 13 weeks ended July 30, 2000 from $545 for the 13 weeks ended August 1, 1999. The increase was primarily due to higher debt and interest rates in fiscal year 2000.

The effective tax rate for the 13 weeks ended July 30, 2000 was 36.7% as compared to 36.3% for the 13 weeks ended August 1, 1999.

Results of Operations - 26 Weeks Ended July 30, 2000 Compared to 26 Weeks Ended August 1, 1999

Total revenues increased to $155,415 for the 26 weeks ended July 30, 2000 from $117,317 for the 26 weeks ended August 1, 1999, an increase of $38,098 or 32%. The increase in revenues was attributable to incremental revenues from eight complexes opened after April 1, 1999 and increased revenues at comparable stores. Revenues at comparable stores increased 1.4% for the 26 weeks ended July 30, 2000. The increase in comparable stores revenues was attributable to a 2% overall price increase and a higher average check. Total revenues for the 26 weeks ended July 30, 2000 from licensing agreements were $467.

Cost of revenues increased to $28,554 for the 26 weeks ended July 30, 2000 from $21,695 for the 26 weeks ended August 1, 1999, an increase of $6,859 or 32%. The increase was principally attributable to the 32% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.4% in the 26 weeks ended July 30, 2000 from 18.5% in the 26 weeks ended August 1, 1999 due to lower beverage and amusement costs.

Operating payroll and benefits increased to $46,556 for the 26 weeks ended July 30, 2000 from $35,669 for the 26 weeks ended August 1, 1999, an increase of $10,887 or 31%. As a percentage of revenue, operating payroll and benefits decreased to 30.0% in the 26 weeks ended July 30, 2000 from 30.4% in the 26 weeks ended August 1, 1999 due to higher variable labor costs offset by lower fixed labor and fringe benefit costs.

Other store operating expenses increased to $43,611 for the 26 weeks ended July 30, 2000 from $30,624 for the 26 weeks ended August 1, 1999, an increase of $12,987 or 42%. As a percentage of revenues, other store operating expenses were 28.1% of revenues in the 26 weeks ended July 30, 2000 as compared to 26.1% of revenues in the 26 weeks ended August 1, 1999. Other store operating expenses were higher due to increased marketing and occupancy costs at the stores.

General and administrative increased to $9,654 for the 26 weeks ended July 30, 2000 from $7,095 for the 26 weeks ended August 1, 1999, an increase of $2,559 or 36%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth. As a percentage of revenues, general and administrative expenses increased to 6.2% in the 26 weeks ended July 30, 2000 from 6.0% in the 26 weeks ended August 1, 1999.

Depreciation and amortization increased to $11,982 for the 26 weeks ended July 30, 2000 from $8,863 for the 26 weeks ended August 1, 1999, an increase of $3,119 or 35%. As a percentage of revenues, depreciation and amortization increased to 7.7% from 7.6% for the comparable period.

Preopening costs increased to $3,557 for the 26 weeks ended July 30, 2000 from $3,157 for the 26 weeks ended August 1, 1999. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $3,539 for the 26 weeks ended July 30, 2000 from $1,038 for the 26 weeks ended August 1, 1999. The increase was primarily due to higher debt and interest rates in fiscal year 2000.

The effective tax rate for the 26 weeks ended July 30, 2000 was 36.7% as compared to 36.8% for the 26 weeks ended August 1, 1999.

Liquidity and Capital Resources

Cash flows from operations increased to $15,715 for the 26 weeks ended July 30, 2000 from $8,231 for the 26 weeks ended August 1, 1999. The increase was attributable to a decrease in income before cumulative effect of a change in an accounting principle offset by an increase in depreciation and amortization and an increase in operational receipts.

The Company secured a new $110,000,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000,000 secured revolving line of credit. The facility includes a five-year revolver and five and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (10.2% at July 30, 2000) and is secured by all assets of the Company. The new facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At July 30, 2000, $8,500 was available under this facility.

The Company's plan is to open four complexes in fiscal 2000 and 2001, respectively. The Company estimates that its capital expenditures will be approximately $42,000 and $47,000 for 2000 and 2001, respectively. The Company intends to finance this development with cash flow from operations, the senior secured revolving credit and term loan facility, and other additional resources which management is currently pursuing. During 2000, the Company has opened new complexes in Milpitas (San Jose), California, Westminster (Denver), Colorado, and Pittsburgh, Pennsylvania.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               10.1 Revolving Credit and Term Loan Agreement, dated June 30, 2000, among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

               27    Financial Data Schedule


          (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the 26 weeks ended July 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DAVE & BUSTER'S, INC.


Dated:   September 12, 2000                     by  /s/ David O. Corriveau
         ------------------                        ------------------------
                                                    David O. Corriveau
                                                    Co-Chairman of the Board,
                                                    Co-Chief Executive Officer
                                                    and President


Dated:   September 12, 2000                     by  /s/ Charles Michel
         ------------------                        --------------------
                                                    Charles Michel
                                                    Vice President,
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.1      Revolving Credit and Term Loan Agreement

 27        Financial Data Schedule