Form 10-Q
period 2000-10-29
DAVE & BUSTERS INC
filed 2000-12-12
CIK 943823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 X       QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      FOR THE QUARTER ENDED OCTOBER 29, 2000.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
---      OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.




                         COMMISSION FILE NUMBER: 0-25858


                                   ----------

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 6, 2000 was 12,953,375 shares.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                             DAVE & BUSTER'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            13 Weeks Ended                39 Weeks Ended
                                                                            --------------                --------------
                                                                      October 29,   October 31,     October 29,    October 31,
                                                                         2000           1999           2000           1999
                                                                     ------------   ------------   ------------   ------------
Food and beverage revenues                                           $     39,782   $     29,068   $    117,252   $     85,213
Amusement and other revenues                                               39,462         29,920        117,407         91,092
                                                                     ------------   ------------   ------------   ------------
             Total revenues                                                79,244         58,988        234,659        176,305

Cost of revenues                                                           14,783         11,600         43,337         33,295
Operating payroll and benefits                                             24,780         19,145         71,336         54,814
Other store operating expenses                                             22,500         16,427         66,111         47,051
General and administrative expenses                                         4,811          3,681         14,465         10,776
Depreciation and amortization expense                                       6,706          5,246         18,688         14,109
Preopening costs                                                              709          1,540          4,266          4,697
                                                                     ------------   ------------   ------------   ------------
             Total costs and expenses                                      74,289         57,639        218,203        164,742
                                                                     ------------   ------------   ------------   ------------

Operating income                                                            4,955          1,349         16,456         11,563
Interest expense, net                                                       2,587            988          6,126          2,026
                                                                     ------------   ------------   ------------   ------------

Income before provision for income taxes and
   cumulative effect of a change in an accounting principle                 2,368            361         10,330          9,537
Provision for income taxes                                                    869            132          3,791          3,505
                                                                     ------------   ------------   ------------   ------------

Income before cumulative effect of a
   change in an accounting principle                                        1,499            229          6,539          6,032

Cumulative effect of a change in an accounting
   principle, net of income tax benefit of $2,928                              --             --             --          4,687
                                                                     ------------   ------------   ------------   ------------

Net income                                                           $      1,499   $        229   $      6,539   $      1,345

Net income (loss) per share - basic
   Before cumulative effect of a change in an accounting principle   $       0.12   $       0.02   $       0.50   $       0.46
   Cumulative effect of a change in an accounting principle                    --             --             --          (0.36)
                                                                     ------------   ------------   ------------   ------------
                                                                     $       0.12   $       0.02   $       0.50   $       0.10

Net income (loss) per share - diluted
   Before cumulative effect of a change in an accounting principle   $       0.12   $       0.02   $       0.50   $       0.45

   Cumulative effect of a change in an accounting principle                    --             --             --          (0.35)
                                                                     ------------   ------------   ------------   ------------
                                                                     $       0.12   $       0.02   $       0.50   $       0.10

Weighted average shares outstanding:
   Basic                                                                   12,953         13,076         12,953         13,086
   Diluted                                                                 12,974         13,163         12,963         13,300


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                              October 29,
                                                                                 2000        January 30,
                                                                              (unaudited)        2000
                                                                              ------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                  $      3,111   $      3,091
   Inventories                                                                      18,541         16,243
   Prepaid expenses                                                                  4,440          2,104
   Other current assets                                                              3,288          5,582
                                                                              ------------   ------------
             Total current assets                                                   29,380         27,020
Property and equipment, net                                                        256,101        232,216
Goodwill, net of accumulated amortization of $2,168 and $1,883                       7,540          7,826
Other assets                                                                         3,763          1,122
                                                                              ------------   ------------
             Total assets                                                     $    296,784   $    268,184


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt                                     $      3,438   $         --
   Accounts payable                                                                 10,170         11,868
   Accrued liabilities                                                               8,808          4,858
   Income taxes payable                                                              1,630             --
   Deferred income taxes                                                               494          1,337
                                                                              ------------   ------------
             Total current liabilities                                              24,540         18,063
Deferred income taxes                                                                7,220          6,377
Other liabilities                                                                    4,482          2,845
Long-term debt, less current installments                                          103,984         91,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                                  --             --
   Common stock, $0.01 par value, 50,000,000 authorized;
      12,953,375 shares issued and outstanding
      as of October 29, 2000 and January 30, 2000, respectively                        131            131
   Paid in capital                                                                 115,659        115,659
   Restricted stock awards                                                             120             --
   Retained earnings                                                                42,494         35,955
                                                                              ------------   ------------
                                                                                   158,404        151,745
      Less:  treasury stock, at cost (175,000 shares at October 29, 2000)            1,846          1,846
                                                                              ------------   ------------
          Total stockholders' equity                                               156,558        149,899
                                                                              ------------   ------------
              Total liabilities and stockholders' equity                      $    296,784   $    268,184



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                   Common Stock
                                   ------------         Paid in      Retained     Restricted       Treasury
                                 Shares     Amount      Capital      Earnings    Stock Awards        Stock      Total
                                --------   --------   ------------   --------    ------------      --------    --------
Balance, January 30, 2000         12,953   $    131   $    115,659   $ 35,955              --      $ (1,846)   $149,899

Amortization of restricted
   stock awards                       --         --             --         --             120            --         120

Net income                            --         --             --      6,539              --            --       6,539
                                --------   --------   ------------   --------    ------------      --------    --------

Balance, October 29, 2000         12,953   $    131   $    115,659   $ 42,494    $        120      $ (1,846)   $156,558





See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                      39 Weeks Ended
                                                                      --------------
                                                                October 29,     October 31,
                                                                    2000            1999
                                                                ------------    ------------
Cash flows from operating activities
   Net income                                                   $      6,539    $      1,345
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in an accounting principle             --           4,687
       Depreciation and amortization                                  18,688          14,109
       Provision for deferred income taxes                                --             405
       Restricted stock awards                                           120              --
       Changes in assets and liabilities
         Inventories                                                  (2,298)         (4,686)
         Prepaid expenses                                             (2,336)           (296)
         Other assets                                                   (357)          1,189
         Accounts payable                                             (1,698)         (3,063)
         Accrued liabilities                                           3,950           1,581
         Income taxes payable                                          1,630              --
         Other liabilities                                             1,637             818
                                                                ------------    ------------
Net cash provided by operating activities                             25,875          16,089
                                                                ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                              (42,277)        (56,011)
                                                                ------------    ------------
Net cash used by investing activities                                (42,277)        (56,011)
                                                                ------------    ------------

Cash flows from financing activities:
   Purchase of treasury stock                                             --          (1,415)
   Proceeds from issuance of common stock, net                            --             757
   Borrowings under long-term debt                                   124,542          37,500
   Repayments of long-term debt                                     (108,120)             --
                                                                ------------    ------------
Net cash provided by financing activities                             16,422          36,842
                                                                ------------    ------------
Increase (decrease) in cash and cash equivalents                          20          (3,080)
Beginning cash and cash equivalents                                    3,091           4,509
                                                                ------------    ------------

Ending cash and cash equivalents                                $      3,111    $      1,429





See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 29, 2000


                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

NOTE 3:       LONG-TERM DEBT

The Company completed a new $110,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000 secured revolving line of credit. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2000, the Company issued 257,000 shares of restricted stock at a market value of $6.75 which vest at the earlier of attaining certain performance targets or seven years. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. Year to date, the charge to expense for the unearned compensation was $120.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended October 29, 2000 Compared to 13 Weeks Ended October 31, 1999

Total revenues increased to $79,244 for the 13 weeks ended October 29, 2000 from $58,988 for the 13 weeks ended October 31, 1999, an increase of $20,256 or 34%. The increase in revenues was attributable to incremental revenues from six complexes opened after August 1, 1999 and increased revenues at comparable stores. Revenues at comparable stores increased 8.4% for the 13 weeks ended October 29, 2000. The increase in comparable stores revenues was attributable to a 3% overall price increase and a higher average check. Total revenues for the 13 weeks ended October 29, 2000 from licensing agreements were $262.

Cost of revenues increased to $14,783 for the 13 weeks ended October 29, 2000 from $11,600 for the 13 weeks ended October 31, 1999, an increase of $3,183 or 27%. The increase was principally attributable to the 34% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.6% in the 13 weeks ended October 29, 2000 from 19.7% in the 13 weeks ended October 31, 1999 due to lower food, beverage and amusement costs offset by a shift in the revenue mix.

Operating payroll and benefits increased to $24,780 for the 13 weeks ended October 29, 2000 from $19,145 for the 13 weeks ended October 31, 1999, an increase of $5,635 or 29%. As a percentage of revenue, operating payroll and benefits decreased to 31.3% in the 13 weeks ended October 29, 2000 from 32.5% in the 13 weeks ended October 31, 1999 due to higher variable labor costs offset by lower fixed labor and fringe benefit costs.

Other store operating expenses increased to $22,500 for the 13 weeks ended October 29, 2000 from $16,427 for the 13 weeks ended October 31, 1999, an increase of $6,073 or 37%. As a percentage of revenues, other store operating expenses were 28.4% of revenues in the 13 weeks ended October 29, 2000 as compared to 27.8% of revenues in the 13 weeks ended October 31, 1999. Other store operating expenses were higher due to increased utility and repair and maintenance costs.

General and administrative increased to $4,811 for the 13 weeks ended October 29, 2000 from $3,681 for the 13 weeks ended October 31, 1999, an increase of $1,130 or 31%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth. As a percentage of revenues, general and administrative expenses decreased to 6.1% in the 13 weeks ended October 29, 2000 from 6.2% in the 13 weeks ended October 31, 1999.

Depreciation and amortization increased to $6,706 for the 13 weeks ended October 29, 2000 from $5,246 for the 13 weeks ended October 31, 1999, an increase of $1,460 or 28%. As a percentage of revenues, depreciation and amortization decreased to 8.5% from 8.9% for the comparable period.

Preopening costs increased to $709 for the 13 weeks ended October 29, 2000 from $1,540 for the 13 weeks ended October 31, 1999. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $2,587 for the 13 weeks ended October 29, 2000 from $988 for the 13 weeks ended October 31, 1999. The increase was primarily due to higher debt and interest rates in fiscal year 2000.

The effective tax rate for the 13 weeks ended October 29, 2000 was 36.7% as compared to 36.6% for the 13 weeks ended October 31, 1999.

Results of Operations - 39 Weeks Ended October 29, 2000 Compared to 39 Weeks Ended October 31, 1999

Total revenues increased to $234,659 for the 39 weeks ended October 29, 2000 from $176,305 for the 39 weeks ended October 31, 1999, an increase of $58,354 or 33%. The increase in revenues was attributable to incremental revenues from ten complexes opened after February 1, 1999 and increased revenues at comparable stores. Revenues at comparable stores increased 3.5% for the 39 weeks ended October 29, 2000. The increase in comparable stores revenues was attributable to a 3% overall price increase and a higher average check. Total revenues for the 39 weeks ended October 29, 2000 from licensing agreements were $729.

Cost of revenues increased to $43,337 for the 39 weeks ended October 29, 2000 from $33,295 for the 39 weeks ended October 31, 1999, an increase of $10,042 or 30%. The increase was principally attributable to the 33% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.4% in the 39 weeks ended October 29, 2000 from 18.9% in the 39 weeks ended October 31, 1999 due to lower beverage and amusement costs.

Operating payroll and benefits increased to $71,336 for the 39 weeks ended October 29, 2000 from $54,814 for the 39 weeks ended October 31, 1999, an increase of $16,522 or 30%. As a percentage of revenue, operating payroll and benefits decreased to 30.4% in the 39 weeks ended October 29, 2000 from 31.1% in the 39 weeks ended October 31, 1999 due to higher variable labor costs offset by lower fixed labor and fringe benefit costs.

Other store operating expenses increased to $66,111 for the 39 weeks ended October 29, 2000 from $47,051 for the 39 weeks ended October 31, 1999, an increase of $19,060 or 41%. As a percentage of revenues, other store operating expenses were 28.2% of revenues in the 39 weeks ended October 29, 2000 as compared to 26.7% of revenues in the 39 weeks ended October 31, 1999. Other store operating expenses were higher due to increased marketing and occupancy costs at the stores.

General and administrative increased to $14,465 for the 39 weeks ended October 29, 2000 from $10,776 for the 39 weeks ended October 31, 1999, an increase of $3,689 or 34%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's growth. As a percentage of revenues, general and administrative expenses increased to 6.2% in the 39 weeks ended October 29, 2000 from 6.1% in the 39 weeks ended October 31, 1999.

Depreciation and amortization increased to $18,688 for the 39 weeks ended October 29, 2000 from $14,109 for the 39 weeks ended October 31, 1999, an increase of $4,579 or 32%. As a percentage of revenues, depreciation and amortization was 8.0% for the both periods.

Preopening costs increased to $4,266 for the 39 weeks ended October 29, 2000 from $4,697 for the 39 weeks ended October 31, 1999. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $6,126 for the 39 weeks ended October 29, 2000 from $2,026 for the 39 weeks ended October 31, 1999. The increase was primarily due to higher debt and interest rates in fiscal year 2000.

The effective tax rate for the 39 weeks ended October 29, 2000 was 36.7% as compared to 36.8% for the 39 weeks ended October 31, 1999.

Liquidity and Capital Resources

Cash flows from operations increased to $25,875 for the 39 weeks ended October 29, 2000 from $16,089 for the 39 weeks ended October 31, 1999. The increase was attributable to increases in income before cumulative effect of a change in an accounting principle, depreciation and amortization and an increase in operational receipts.

The Company secured a new $110,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000 secured revolving line of credit. The facility includes a five-year revolver and five and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (10.25% at October 29, 2000) and is secured by all assets of the Company. The new facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At October 29, 2000, $2,578 was available under this facility.

The Company's plan is to open four complexes in fiscal 2000 and 2001, respectively. The Company estimates that its capital expenditures will be approximately $45,000 and $48,000 for 2000 and 2001, respectively. The Company intends to finance this development with cash flow from operations, the senior secured revolving credit and term loan facility, and other additional resources which management is currently pursuing. During 2000, the Company has opened new complexes in Milpitas (San Jose), California, Westminster (Denver), Colorado, and Pittsburgh, Pennsylvania.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                27       Financial Data Schedule


         (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the 39 weeks ended October 29, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            DAVE & BUSTER'S, INC.


Dated:   December 12, 2000                  by  /s/ David O. Corriveau
         -----------------                    ----------------------------
                                                David O. Corriveau
                                                Co-Chairman of the Board,
                                                Co-Chief Executive Officer
                                                and President


Dated:   December 12, 2000                  by  /s/ Charles Michel
         -----------------                    ----------------------------
                                                Charles Michel
                                                Vice President,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  27          Financial Data Schedule