Form 10-K
period 2001-02-04
DAVE & BUSTERS INC
filed 2001-04-23
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 4, 2001          Commission File No. 0-25858

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

Yes [X]  No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by persons other than directors and officers of registrant (who might be deemed to be affiliates of registrant) at April 16, 2001 was $92,254,351.

The number of shares of common stock outstanding at April 16, 2001 was 12,953,375 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated May 4, 2001, for its annual meeting of Stockholders on June 14, 2001, are incorporated by reference into
Part III hereof, to the extent indicated herein.

                                     PART I


Item 1.     BUSINESS

      General

      Dave & Buster's, Inc. (the "Company") operates large format, high-volume Restaurant/Entertainment Complexes ("Complexes" or "Stores") under the Dave & Buster's name. Each Dave & Buster's Complex offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's large format is designed to promote easy access to, and maximize customer crossover between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults. As of February 4, 2001, the Company had 27 stores across the continental United States. Additionally, the Company licenses the Dave & Buster's concept internationally through area licensing agreements and as of February 4, 2001, there were two Dave & Buster's operating overseas.

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

      Attractive Venue for Special Events. Each Dave & Buster's offers Special Events Planning for companies and private individuals. The varied menu and many amusement opportunities make Dave & Buster's attractive locations for groups of between 10 and 2,000. In addition, most Dave & Buster's include a Show Room with a stage, audio visual capability and private refreshment area. Dave & Buster's has developed innovative packages that combine food, beverage and entertainment components and markets these to groups and individuals.

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

      The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, individual sized pizzas, burgers, steaks, seafood and chicken. The menu is regularly updated to reflect current dining trends and incorporates "house specials" such as barbequed ribs, blackened chicken pasta, mesquite-peppered rib eye steak, and a Philadelphia cheesesteak sandwich. A wide variety of other appetizers, soups, salads, sandwiches and desserts is also available. Entree and sandwich prices range from $5.95 to $16.95, with many main menu items in the $6.95 to $12.95 price range. In order to promote customer flow and complement the entertainment areas, full, sit-down food service is offered not only in the restaurant areas, but throughout the entire Complex. In addition, throughout the restaurant and entertainment areas each Dave & Buster's offers full bar service including over 50 different beers, an extensive wine selection, and a variety of non-alcoholic beverages such as its own private label, "D&B Old Fashioned Philly Root Beer".

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

      Attractions within the Million Dollar Midway include fantasy/high technology and classic midway entertainment. Fantasy/high-technology offerings include simulator games such as formula race cars, off-road vehicles, fighter jets and motorcycles; Galaxian Theater, a multi-participant, enclosed simulation theater where up to six players take part in mock battles with alien invaders; Virtuality, an interactive, electronic game designed to simulate an actual battlefield environment; Virtual World, a fantasy environment attraction; Iwerks Turbo Ride Theater, a 16 to 18 seat motion simulation theater; large-screen interactive electronic games; and "The 19th Hole", a state-of-the-art golf simulator. The Company also contracts for exclusive games designed to build customer loyalty and repeat customer visits.

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

      The Company continually evaluates ways to expand its customer base. As an example, in early 2001, the Company will begin offering certain of its redemption games via the internet on its website www.daveandbusters.com. Customers will be able to play certain redemption games on-line and win coupons that are redeemable for prizes either on the internet or a Dave & Buster's location.

      Locations

      At February 4, 2001, the Company operated a total of 27 locations in 13 states, which included:

                                                              Approximate
                 Location                         State      Square Footage
                 --------                         -----      --------------
                 Dallas (I)                         TX           40,000
                 Dallas (II)                        TX           31,000
                 Houston                            TX           53,000
                 Atlanta (I)                        GA           53,000
                 Philadelphia                       PA           70,000
                 Chicago (I)                        IL           50,000
                 Chicago (II)                       IL           55,000
                 Hollywood                          FL           58,000
                 North Bethesda                     MD           58,000
                 Ontario                            CA           59,000
                 Cincinnati                         OH           64,000
                 Denver                             CO           48,000
                 Utica (suburban Detroit)           MI           56,000
                 Irvine                             CA           55,000
                 Rockland County                    NY           48,000
                 Orange                             CA           58,000
                 Columbus                           OH           37,500
                 San Antonio                        TX           52,000
                 Atlanta (II)                       GA           58,000
                 St. Louis                          MO           57,000
                 Austin                             TX           40,000
                 Jacksonville                       FL           40,500
                 Providence                         RI           40,500
                 Milpitas (San Jose)                CA           60,000
                 Westminster (Denver)               CO           40,000
                 Pittsburgh                         PA           60,000
                 San Diego                          CA           48,000


      Business Development

      The Company continually seeks to identify and evaluate new locations for expansion. The Company's goal is to open four Complexes in fiscal years 2001 and 2002, respectively. The Company will open Complexes in 2001 as follows:

                                          Approximate          Development
             Location         State      Square Footage           Status
             --------         -----      --------------           ------
             Miami              FL          60,000          Opened March 2001
             Frisco             TX          50,000          Under construction
             Honolulu           HI          40,000          Under construction
             Clevelend          OH          50,000          Under construction

      Potential locations for openings in fiscal 2002 have been tentatively identified and site negotiations are currently in progress.

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

      The typical cost of opening a mega-size Dave & Buster's ranges from approximately $7.5 million to $13.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. For intermediate-size models, the typical cost ranges from approximately $6.5 million and $12.5 million (excluding pre-opening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics and availability of the site for purchase. The Complexes opened in 2000 were all leased facilities. Opening a leased facility reduces the Company's capital investment in a Complex because the Company does not incur land and site improvement costs and may also receive a construction allowance from the landlord for improvements. The exterior and interior layout of a Dave & Buster's is flexible and can be readily adapted to different types of buildings. The Company has opened Complexes in both new and existing structures, in both urban and suburban areas.

      International

      In August 1995, the Company entered into a license agreement with a subsidiary of Bass Plc ("Bass") to license the "Dave & Buster's" name and concept in the United Kingdom. Under this agreement, Bass opened a Complex in Birmingham, England in May 1997, a Complex in Bristol, England in July 1998, and agreed to open a total of seven Complexes in the United Kingdom by 2005. Under the license agreement, Bass was required to pay the Company a royalty based upon gross revenues, net of value added taxes. In October 2000, Bass terminated this agreement for internal operating reasons and closed the two United Kingdom Dave & Buster's locations.

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

      In September 1998, the Company entered into a license agreement with the SVAG Development Corporation ("SVAG") to license the "Dave & Buster's" name and concept in Germany, Switzerland and Austria. In March 2001, SVAG terminated this agreement due to lack of financing.

      In March 1999, the Company entered into a license agreement with Funtime Hospitality Corp. ("Funtime") to license the "Dave & Buster's" name and concept in Canada. Under this agreement, Funtime opened a Complex in Toronto, Ontario in June 2000, and has agreed to open five Complexes by the year 2005. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

      In July 2000, the Company entered into a license agreement with Al-Mal Entertainment Enterprises, K.C.S. ("Al-Mal") to license the "Dave & Buster's" name and concept in the Middle East. Under this agreement, Al-Mal has agreed to open six Complexes by the year 2009. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

      In September 2000, the Company entered into a license agreement with Grupo Ildomani S. de R.L. de C.V., limited liability company ("Grupo Ildomani") to license the "Dave & Buster's" name and concept in Mexico. Under this agreement, Grupo Ildomani has agreed to open five Complexes by the year 2006. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

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

      In general, each mega-size Dave & Buster's also employs one purchasing agent, one amusement manager, one assistant amusement manager, one kitchen manager, two assistant kitchen managers, and one special events sales manager. On average, the Company's current general managers possess approximately four years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Operations Director who reports to the Vice President, Director of Operations.

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

      Marketing, Advertising and Promotion

      The Company operates its marketing, advertising, and promotional programs through the corporate marketing department with the assistance of an external advertising agency, media planning/buying service and a national public relations firm.

      The corporate marketing department is also responsible for controlling media and production costs. During fiscal 2000, the Company's expenditures for advertising and promotions were approximately 3.3% of its revenues.

      In order to expand its customer base, the Company focuses marketing efforts in three key areas: (1) advertising and system-wide promotions;
      (2) field marketing and local promotions and (3) corporate and group customers (special events).

      Advertising and System-wide Promotions. In fiscal 2000, the Company launched its first ever national advertising campaign introducing the brand tag-line "Big Time Fun". This campaign included television, radio, outdoor, print and direct mail to attract new guests. In addition, in-store promotions and point-of-sale materials designed to increase visit frequency and guest check average were also implemented.

      Field Marketing and Local Promotions. To capitalize on business building opportunities at the local market level, the Company has employed a Field Marketing team to work in conjunction with store level management, local supplier-partners and local media to develop third party promotions designed to meet the specific business objectives of the individual locations.

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

      Employees

      At February 4, 2001, the Company employed approximately 6,600 persons, approximately 180 of whom served in administrative or executive capacities, approximately 550 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

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

      Our growth depends upon our ability to open new Complexes

      We currently plan to open four Complexes during each of fiscal years 2001 and 2002, and four Complexes each fiscal year thereafter. Our ability to achieve this expansion goal depends upon our raising sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel, and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these Complexes. In particular, the capital resources required to develop each new Complex are significant. There is no assurance that we can complete our planned expansion or that new Complexes will perform in a manner consistent with our most recently opened Restaurant/Entertainment Complexes or make a positive contribution to our operating performance.

      We operate a relatively small number of Complexes

      As of February 4, 2001, we operated 27 Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause our operating results to fluctuate significantly. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect our profitability. Historically, new Restaurant/Entertainment Complexes have experienced a drop in revenues after their first year of operation, and we do not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new Complexes, the investment risk related to any one

      Restaurant/Entertainment Complex is much larger than that associated with most other companies' restaurant or entertainment venues.

      Our results of operations are dependent upon consumer discretionary spending

      Our results of operations are dependent on discretionary spending by consumers, particularly by consumers living in communities in which the Restaurant/Entertainment Complexes are located. A significant weakening in any of the local economies in which we operate may cause our customers to curtail discretionary spending which in turn could materially affect our profitability.

      We compete against many larger entities

      The restaurant and entertainment industries are highly competitive. We compete against many food and beverage service operations and entertainment businesses that are larger and have significantly greater financial resources and a greater number of units than us. In addition, the legislation of casino gambling in geographic areas near any of our Complexes creates the likelihood of an additional entertainment alternative, which could have a material adverse effect on our business.

      Our operations are subject to many government regulations

      Various federal, state and local laws and permit and license requirements affect our business. Significant numbers of our hourly personnel are paid at rates related to the federal minimum wage and, accordingly, legislated increases in the minimum wage will increase labor costs at our Complexes. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us and the restaurant industry in general.

      Our results of operations fluctuate in accordance with Complex openings and seasonality

      As a result of the substantial revenues associated with each new Restaurant/Entertainment Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in our results of operations due to lower third quarter revenues in the fall season, and higher fourth quarter revenues associated with the year-end holidays.

      Our results of operations are dependent upon the efforts of our senior management

      Our future success will depend largely on the efforts and abilities of our existing senior management, particularly David O. "Dave" Corriveau and James W. "Buster" Corley, the Co-Chief Executive Officers and founders of our business.

      Our common stock price may experience volatility

      The market price of our Common Stock has fluctuated substantially due to a variety of factors, including our quarterly operating results of the Company or the results of other restaurant or entertainment companies, changes in general economic conditions or the financial markets and other factors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Item 2. PROPERTIES

      As of February 4, 2001 the Company operated a total of 27 Complexes located in 13 states. The Company is currently utilizing all available land at its owned locations. The Company's real estate leases are with unrelated third parties except where noted.

                                                    Owned or          Lease Expiration       Lease Expiration
           Location                   State     Leased Property             Date             Date with Options
           --------                   -----     ---------------             ----             -----------------
           Dallas (I)                  TX            Owned                   ---                    ---
           Dallas (II)                 TX            Leased             December 2002          December 2007
           Houston                     TX            Owned                   ---                    ---
           Atlanta (I)                 GA            Owned                   ---                    ---
           Philadelphia                PA            Leased             January 2015*          January 2024
           Chicago (I)                 IL            Owned                   ---                    ---
           Chicago (II)                IL            Leased             January 2016           January 2026
           Hollywood                   FL           Leased**             April 2016             April 2031
           North Bethesda              MD            Leased             January 2018           January 2033
           Ontario                     CA            Leased             January 2018           January 2028
           Cincinnati                  OH            Leased             January 2018           January 2038
           Denver                      CO            Leased             December 2017          December 2032
           Utica                       MI            Leased               June 2018              June 2033
           Irvine                      CA            Leased               July 2018              July 2028
           Rockland County             NY            Leased             January 2019           January 2034
           Orange                      CA            Leased             January 2019           January 2029
           Columbus                    OH            Owned                   ---                    ---
           San Antonio                 TX            Leased            September 2018         September 2028
           Atlanta (II)                GA            Leased              March 2019             March 2034
           St. Louis                   MO            Leased               June 2019              June 2034
           Austin                      TX            Leased             December 2019          December 2034
           Jacksonville                FL            Owned                   ---                    ---
           Providence                  RI            Leased             December 2019          December 2034
           Milpitas                    CA            Leased             January 2001           January 2031
           Westminster                 CO            Leased             January 2001           January 2031
           Pittsburgh                  PA            Leased               June 2020              June 2055
           San Diego                   CA            Leased             November 2020           April 2055

      * The Company also leases additional parking facilities which expires January 2014.

      **    The Company owns the building and leases the real property.

      The Company has also signed 20-year leases for Complexes due to open in fiscal 2001 in each of Miami, Florida; Frisco, Texas; Honolulu, Hawaii and Cleveland, Ohio. A twenty-year lease has also been signed for Phoenix, Arizona, which is scheduled to open in the year 2003. Third-party leases typically provide for a minimum base rent, additional rent based on a percentage of revenues and payment of certain operating expenses.

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

               Fiscal Year 1998

               First Quarter                   $27.75      $21.13
               Second Quarter                   26.50       21.38
               Third Quarter                    22.63       10.50
               Fourth Quarter                   24.38       17.13


               Fiscal Year 1999

               First Quarter                    23.25       18.06
               Second Quarter                   29.38       20.50
               Third Quarter                    26.88        8.75
               Fourth Quarter                   10.69        5.06


               Fiscal Year 2000

               First Quarter                    10.50        6.25
               Second Quarter                    7.50        6.00
               Third Quarter                     8.88        6.06
               Fourth Quarter                   12.25        7.56


      At April 16, 2001, there were 2,124 holders of record.

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

Fiscal Year                                           2000             1999            1998            1997            1996
                                                            (in thousands, except per share amounts and store data)
Income Statement Data

Food and beverage revenues                         $ 168,085        $ 121,390        $ 89,378       $  64,703        $ 48,568
Amusements and other revenues                        164,218          125,744          92,906          63,801          40,207
---------------------------------------------------------------------------------------------------------------------------------
            Total revenues                           332,303          247,134         182,284         128,504          88,775

Cost of revenues                                      61,547           45,720          35,582          24,795          18,003
Operating payroll and benefits                       101,143           76,242          52,206          36,227          25,483
Other store operating expenses                        90,581           65,292          45,862          32,787          20,582
General and administrative expenses                   20,019           14,988          10,579           8,489           5,734
Depreciation and amortization expense                 25,716           19,884          12,163           8,470           5,647
Preopening costs                                       5,331            6,053           4,539           3,246           2,605
---------------------------------------------------------------------------------------------------------------------------------
            Total costs and expenses                 304,337          228,179         160,931         114,014          78,054

Operating income                                      27,966           18,955          21,353          14,490          10,721
Interest income (expense), net                        (8,712)          (3,339)            194            (179)            (38)
---------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                             19,254           15,616          21,547          14,311          10,683
Provision for income taxes                             7,009            5,724           7,969           5,414           4,343
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a
     change in an accounting principle                12,245            9,892          13,578           8,897           6,340
Cumulative effect of a change in an
     accounting principle, net of income
     tax benefit of $2,928                                --            4,687              --              --              --
---------------------------------------------------------------------------------------------------------------------------------
            Net income                             $  12,245        $   5,205        $ 13,578       $   8,897        $  6,340

Net income per share - basic
     Before cumulative effect of a change in
          an accounting principle                  $     .95        $     .76        $   1.04       $     .77        $    .58

     Cumulative effect of a change in an
          accounting principle                            --              .36              --              --              --
---------------------------------------------------------------------------------------------------------------------------------
                                                   $     .95        $     .40        $   1.04       $     .77        $    .58

Net income per share - diluted
     Before cumulative effect of a change in
          an accounting principle                  $     .94        $     .75        $   1.03       $     .76        $    .58

     Cumulative effect of a change in an
          accounting principle                            --              .36              --              --              --
---------------------------------------------------------------------------------------------------------------------------------
                                                   $     .94        $     .39        $   1.03       $     .76        $    .58

Fiscal Year                                           2000             1999            1998            1997            1996
                                                            (in thousands, except per share amounts and store data)
Weighted average shares outstanding
     Basic                                            12,953           13,054          13,053          11,532          10,901
     Diluted                                          12,986           13,214          13,246          11,711          10,969



Balance Sheet Data

Working capital                                    $   5,126        $   8,957        $  8,220       $  26,408        $  1,077
Total assets                                         303,875          268,184         216,592         158,989          99,436
Long-term obligations                                103,860           91,000          42,500          12,000          14,250
Stockholders' equity                                 162,387          149,899         145,502         133,356          75,366


Number of Complexes Open at End of Period

Company operated                                          27               23              17              12               9



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


      FISCAL  2000 COMPARED TO FISCAL 1999

      Total revenues increased to $332,303 for fiscal 2000 from $247,134 for fiscal 1999, an increase of $85,169 or 34%. New stores opened in fiscal 2000 and in fiscal 1999 accounted for 91% of the increase. Revenues at comparable stores increased 3.6% for fiscal 2000. Increases in revenues were also attributable to a 2% overall price increase and a higher average guest check. Total revenues for fiscal 2000 from licensing agreements were $966.

      Cost of revenues increased to $61,547 for fiscal 2000 from $45,720 for fiscal 1999, an increase of $15,827 or 35%. The increase was principally attributable to the 34% increase in revenues. As a percentage of revenues, cost of revenues were the same for fiscal 2000 and fiscal 1999 at 18.5%.

      Operating payroll and benefits increased to $101,143 for fiscal 2000 from $76,242 for fiscal 1999, an increase of $24,901 or 33%. As a percentage of revenue, operating payroll and benefits decreased to 30.4% in fiscal 2000 from 30.9% in fiscal 1999 due to higher variable labor costs offset by lower fixed labor costs and taxes and benefits.

      Other store operating expenses increased to $90,581 for fiscal 2000 from $65,292 for fiscal 1999, an increase of $25,289 or 39%. As a percentage of revenues, other store operating expenses were 27.3% of revenues in fiscal 2000 as compared to 26.4% of revenues in fiscal 1999. Other store operating expenses were higher due to higher marketing costs associated with the Company's 2000 marketing campaign.

      General and administrative expenses increased to $20,019 for fiscal 2000 from $14,988 for fiscal 1999, an increase of $5,031 or 34%. The increase over the prior comparable period resulted from increased administrative payroll and related costs for new personnel, and additional costs associated with the Company's future growth plans. As a percentage of revenues, general and administrative expenses decreased to 6.0% in fiscal year 2000 from 6.1% in fiscal year 1999.

      Depreciation and amortization expense increased to $25,716 for fiscal 2000 from $19,884 for fiscal 1999, an increase of $5,832 or 29%. As a percentage of revenues, depreciation and amortization decreased to 7.7% from 8.0% for the comparable prior period. The increase was attributable to new stores opened in fiscal 2000 and in fiscal 1999.

      Preopening costs decreased to $5,331 for fiscal 2000 from $6,053 for fiscal 1999, a decrease of $722 or 12%. As a percentage of revenues, preopening costs were 1.6% for fiscal 2000 as compared to 2.4% for fiscal 1999. This decrease was due to the fewer number of new stores opened in 2000 compared to 1999.

      Interest expense - net increased to $8,712 for fiscal 2000 from $3,339 for fiscal 1999. The increase was due to a higher average debt balance and higher interest rates in 2000 versus 1999.

      The effective tax rate for fiscal year 2000 was 36.4% as compared to 36.7% for fiscal year 1999, and was the result of a lower effective state tax rate.

      FISCAL 1999 COMPARED TO FISCAL 1998

      Total revenues increased to $247,134 for fiscal 1999 from $182,284 for fiscal 1998, an increase of $64,850 or 36%. New stores opened in fiscal 1999 and in fiscal 1998 accounted for 109% of the increase. Revenues at comparable stores decreased 2.5% for fiscal 1999. Increases in revenues were also attributable to a higher average guest check. Total revenues for fiscal 1999 from licensing agreements were $573.

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

      The effective tax rate for fiscal year 1999 was 36.7% as compared to 37.0% for fiscal year 1998, and was the result of a lower effective state tax rate.

      LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations increased to $36,678 for fiscal 2000 from $24,940 for fiscal 1999. The increase was attributable to an increase in profitability and the timing of operational receipts and payments.

      The Company secured a new $110,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000 secured revolving line of credit. The facility includes a five-year revolver and five-year and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (9.7% at February 4, 2001) and is secured by all assets of the Company. The new facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At February 4, 2001, $1,300 was available under this facility.

      The Company entered into an agreement that expired in 1999, to fix its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. In 1999, the Company terminated the agreement resulting in a $40 gain.

      The Company's plan is to open four Complexes in fiscal 2001 and 2002, respectively. The Company estimates that its capital expenditures will be approximately $44,000 and $48,000 for 2001 and 2002, respectively. The Company intends to finance this development with cash flow from operations.

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

      MARKET RISK

      The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. If interest rates increased 10% from the floating rates as of February 4, 2001, interest expense for the year ended February 3, 2002 would increase by approximately $1,004. This amount is determined by considering the impact of hypothetical rates on the Company's variable-rate debt as of February 4, 2001, adjusted for known cash commitments during 2001.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. If interest rates increased 10% from the floating rates as of February 4, 2001, interest expense for the year ended February 3, 2002 would increase by approximately $1,004. This amount is determined by considering the impact of hypothetical rates on the Company's variable-rate debt as of February 4, 2001, adjusted for known cash commitments during 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14(a) (1).

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

      Mr. David O. Corriveau, 49, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and President since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company's business.

      Mr. James W. Corley, 50, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and Chief Operating Officer since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company's business.

      Mr. Barry N. Carter, 53, has served as Vice President of Purchasing since November 2000 and as Vice President of Store Support since June 1995. He served as Vice President and Director of Store Support of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

      Ms. Barbara G. Core, 42, has served as Vice President of Information Technology since September 2000 and Assistant Vice President of Information Technology since November 1999. She served as Senior Director of I.T. from February 1999 to November 1999 and from April 1998 to February 1999 as PeopleSoft Implementation Team Director. From November 1997 to February 1999 she served as Director of I.T. From January 1990 to November 1997 she served in operations positions of increasing responsibilities for the Company and its predecessors.

      Ms. Nancy J. Duricic, 46, has served as Vice President of Human Resources since December 1997. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.

      Mr. Cory J. Haynes, 40, has served as Vice President of International Operations since March, 2000 and Vice President of Beverage Operations since May 1998. He served as Vice President, Assistant Director of Operations from September 1996 to May 1998, and from January 1996 to September 1996, as Corporate Director of Management and Development. From 1982 to January 1996, he served in operating positions of increasing responsibilities for the Company and its predecessors.

      Mr. Jeffrey A. Jahnke, 46, has served as Controller, Vice President of Accounting for the Company since January 2000. From May 1998 to December 1999 he was a consultant primarily in the hospitality business. Mr. Jahnke was with ClubCorp International, Inc. from 1983 to 1998 in various financial positions of increasing responsibilities, his most recent position being Vice President of Accounting.

      Mr. Charles Michel, 47, has served as Secretary since January 2001 and as Vice President and Chief Financial Officer since February 1996. He served as Chief Financial Officer of the Company since June 1995 and as Chief Financial Officer of D&B Holding from November 1994 to June 1995.

      Mr. Reginald M. Moultrie, 45, has served as Vice President of Amusements since January 1999, as Vice President of Games and Merchandising from April 1998 to January 1999, and as Director of Amusements from February 1997 to April 1998. Mr. Moultrie served as Vice President of Sales for Skeeball, Inc. from 1993 to 1997.

      Mr. Stuart A. Myers, 40, has served as Vice President of Marketing since January 2000. From September 1996 to December 1999 he served as Vice President of Marketing for Whataburger, Inc. Mr. Myers served as Senior Vice President/Restaurant Group Account Director at Levenson & Hill Advertising from July 1993 to September 1996.

      Mr. R. Lee Pitts, 36, has served as Vice President of Training and New Store Openings since September 2000 and as Assistant Vice President and Director of Training from March 1998. From 1991 to March 1998 Mr. Pitts served in operating positions of increasing responsibility for the Company and its predecessors.

      Mr. J. Michael Plunkett, 50, has served as Vice President of Kitchen Operations since November 2000, as Vice President of Information Systems from November 1996 to November 2000, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

      Mr. Craig C. Rawls, 32, has served as Treasurer since September 1998. From 1995 to September 1998 he served in finance positions of increasing responsibilities for the Company and its predecessors.

      Mr. Sterling R. Smith, 48, has served as Vice President of Operations since June 1995 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.

      Mr. Bryan L. Spain, 53, has served as Vice President of Real Estate since March 1997. From 1993 until joining Dave & Buster's, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.

Item 11. COMPENSATION INFORMATION

       The information set under the caption "Election of Directors" in the Company's Proxy Statement dated May 4, 2001, for the annual meeting of stockholders on June 14, 2001 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information set under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated May 4, 2001, for the annual meeting of stockholders on June 14, 2001 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information set under caption "Election of Directors - Certain Transactions" in the Company's Proxy Statement dated May 4, 2001, for the annual meeting of stockholders on June 14, 2001 is incorporated herein by reference.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K.

      (a)   (1) Financial Statements


                                                                                        Page
                                                                                        ----
          Consolidated Balance Sheets -
            February 4, 2001 and January 30, 2000                                       F-1

          Consolidated Statements of Income -
            Fiscal years ended February 4, 2001, January 30, 2000,
            and January 31, 1999                                                         F-2

          Consolidated Statements of Stockholders' Equity - Fiscal years ended
            February 4, 2001, January 30, 2000, and January 31, 1999                     F-3

          Consolidated Statements of Cash Flows - Fiscal years ended February 4,
            2001, January 30, 2000, and January 31, 1999                                 F-4

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

      (b)   Reports of Form 8-K.

            The Company was not required to file a current report on Form 8-K during the fourteen weeks ended February 4, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Dave & Buster's, Inc.
                                         a Missouri corporation

                                         By:    /s/ Charles Michel
                                                ------------------------------
                                                Charles Michel,
                                                Vice President, Chief
                                                Financial Officer and
                                                Secretary

Dated: April 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant and in the capacities indicated on April 23, 2001.

         Name                                              Title
         ----                                              -----
/s/David O. Corriveau                           Co-Chairman of the Board,
-----------------------                         Co-Chief Executive Officer, President,
David O. Corriveau                              and Director
                                                (Principal Executive Officer)


/s/James W. Corley                              Co-Chairman of the Board,
-----------------------                         Co-Chief Executive Officer, Chief
James W. Corley                                 Operating Officer and Director


/s/Charles Michel                               Vice President,Chief Financial
-----------------------                         Officer and Secretary
Charles Michel                                  (Principal Financial and Accounting
                                                Officer)


------------------------                        Director
Allen J. Bernstein

/s/Peter A. Edison                              Director
-----------------------
Peter A. Edison

/s/Bruce H. Hallett                             Director
-----------------------
Bruce H. Hallett

/s/Walter S. Henrion                            Director
-----------------------
Walter S. Henrion


-----------------------                         Director
Mark A. Levy


-----------------------                         Director
Christopher C. Maguire

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                                     February 4,     January 30,
in thousands, except share and per share amounts                                         2001           2000
Assets
Current assets:
     Cash and cash equivalents                                                         $  3,179       $  3,091
     Inventories                                                                         21,758         16,243
     Prepaid expenses                                                                     3,663          2,104
     Other current assets                                                                 1,787          5,582
-----------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                           30,387         27,020
Property and equipment, net (note 2)                                                    260,467        232,216
Goodwill, net of accumulated amortization of $2,263 and $1,883                            7,445          7,826
Other assets                                                                              5,576          1,122
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $303,875       $268,184


Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt (note 4)                                   $  4,124       $     --
     Accounts payable                                                                     9,291         11,868
     Accrued liabilities (note 3)                                                         7,050          4,858
     Income taxes payable (note 5)                                                        3,567             --
     Deferred income taxes (note 5)                                                       1,229          1,337
-----------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                      25,261         18,063
Deferred income taxes (note 5)                                                            7,667          6,377
Other liabilities                                                                         4,700          2,845
Long-term debt, less current installments (note 4)                                      103,860         91,000
Commitments and contingencies (notes 4, 6 and 11)
Stockholders' equity (note 7):
     Preferred stock, 10,000,000 authorized; none issued                                     --             --
     Common stock, $0.01 par value, 50,000,000 authorized;
          12,953,375 shares issued and outstanding as of
          February 4, 2001 and January 30, 2000, respectively                               131            131
     Paid in capital (note 9)                                                           115,659        115,659
     Restricted stock awards                                                                243             --
     Retained earnings                                                                   48,200         35,955
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        164,233        151,745
     Less:  treasury stock, at cost (175,000 shares)                                      1,846          1,846
-----------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                    162,387        149,899
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                   $303,875       $268,184



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

in thousands, except per share amounts                                     Fiscal Year 2000          1999               1998
Food and beverage revenues                                                    $ 168,085           $ 121,390           $ 89,378
Amusement and other revenues                                                    164,218             125,744             92,906
---------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                             332,303             247,134            182,284


Cost of revenues                                                                 61,547              45,720             35,582
Operating payroll and benefits                                                  101,143              76,242             52,206
Other store operating expenses                                                   90,581              65,292             45,862
General and administrative expenses                                              20,019              14,988             10,579
Depreciation and amortization expense                                            25,716              19,884             12,163
Preopening costs                                                                  5,331               6,053              4,539
---------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                   304,337             228,179            160,931


Operating income                                                                 27,966              18,955             21,353
Interest income (expense), net                                                   (8,712)             (3,339)               194
---------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                                        19,254              15,616             21,547
Provision for income taxes (note 5)                                               7,009               5,724              7,969
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a
     change in an accounting principle                                           12,245               9,892             13,578

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                                  --               4,687                 --
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  12,245           $   5,205           $ 13,578

Net income per share - basic
     Before cumulative effect of a change in an accounting principle          $     .95           $     .76           $   1.04
     Cumulative effect of a change in an accounting principle                        --                 .36                 --
---------------------------------------------------------------------------------------------------------------------------------
                                                                              $     .95           $     .40           $   1.04
Net income per share - diluted
     Before cumulative effect of a change in an accounting principle          $     .94           $     .75           $   1.03
     Cumulative effect of a change in an accounting principle                        --                 .36                 --
---------------------------------------------------------------------------------------------------------------------------------
                                                                              $     .94           $     .39           $   1.03

Weighted average shares outstanding
     Basic                                                                       12,953              13,054             13,053
     Diluted                                                                     12,986              13,214             13,246


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                      Common Stock
                                      ------------            Paid in      Restricted   Retained      Treasury
in thousands                        Shares       Amount       Capital     Stock Awards   Earnings       Stock           Total
------------                        ------       ------       -------     ------------   --------       -----           -----
Balance, February 1, 1998           13,019        $130       $ 116,054        $ --       $17,172       $    --        $ 133,356

Proceeds from exercising
     stock options                      50           1             603          --            --            --              604
Tax benefit related to stock
     option exercises                   --          --             208          --            --            --              208
Spin-off and related
     transactions (note 9)              --          --          (2,244)         --            --            --           (2,244)
Net income                              --          --              --          --        13,578            --           13,578
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1999           13,069        $131       $ 114,621        $ --       $30,750            --        $ 145,502

Proceeds from exercising
     stock options                      59          --             786          --            --            --              786
Tax benefit related to stock
     option exercises                   --          --             252          --            --            --              252
Purchase of treasury stock            (175)         --              --          --            --        (1,846)          (1,846)
Net income                              --          --              --          --         5,205            --            5,205
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 2000           12,953        $131       $ 115,659        $ --       $35,955       $(1,846)       $ 149,899

Amortization of restricted
     stock awards                       --          --              --         243            --            --              243
Net income                              --          --              --          --        12,245            --           12,245
---------------------------------------------------------------------------------------------------------------------------------
Balance, February 4, 2001           12,953        $131       $ 115,659        $243       $48,200       $(1,846)       $ 162,387


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


in thousands                                                 Fiscal Year          2000               1999               1998
Cash flows from operating activities
     Net income                                                                $  12,245           $  5,205           $ 13,578
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative effect of change in an accounting principle                 --              4,687                 --
               Depreciation and amortization                                      25,716             19,884             16,702
               Provision for deferred income taxes                                 1,182                986              4,159
               Restricted stock awards                                               243                 --                 --
               Changes in assets and liabilities
                    Inventories                                                   (5,515)            (5,432)            (4,589)
                    Prepaid expenses                                              (1,559)              (361)              (509)
                    Preopening costs                                                  --                 --             (8,493)
                    Other assets                                                    (671)              (666)            (3,401)
                    Accounts payable                                              (2,577)            (1,827)             9,620
                    Accrued liabilities                                            2,192              1,073                530
                    Income taxes payable                                           3,567                 --                 --
                    Other liabilities                                              1,855              1,391                649
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         36,678             24,940             28,246
Cash flows from investing activities:
     Capital expenditures                                                        (53,574)           (73,798)           (75,621)
     Proceeds from sale of short-term investments                                     --                 --              8,507
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (53,574)           (73,798)           (67,114)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Purchase of treasury stock                                                       --             (1,846)                --
     Spin-off and related transactions                                                --                 --             (2,244)
     Borrowings under long-term debt                                             131,292             50,000             33,500
     Repayments of long-term debt                                               (114,308)            (1,500)            (3,000)
     Proceeds from issuance of common stock, net                                      --                786                812
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         16,984             47,440             29,068
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      88             (1,418)            (9,800)
Beginning cash and cash equivalents                                                3,091              4,509             14,309
----------------------------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                               $   3,179           $  3,091           $  4,509
Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                                $   1,941           $  4,188           $  5,674
     Cash paid for interest, net of amounts capitalized                        $   8,363           $  3,455           $    263


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

FISCAL YEAR - The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 2000, 1999, and 1998 are to the 53 weeks ended February 4, 2001 and to the 52 weeks ended January 30, 2000 and January 31, 1999.

INVENTORIES - Inventories, which consist of food, beverage and merchandise are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventory is capitalized at each store opening date and reviewed periodically for valuation.

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

PROPERTY AND EQUIPMENT - Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 2000, 1999, and 1998 was $1,555, $1,623, and $1,375, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

GOODWILL - Goodwill of $9,708 is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows.

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

REVENUE RECOGNITION - Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on percentage of gross revenues and are recognized when assured. Food, beverage and amusement revenues are recorded at point of sale.

TREASURY STOCK - During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 1,000 shares of the Company's common stock. Pursuant to the plan, the Company repurchased 175 shares of its common stock for approximately $1,846.

NOTE 2:     PROPERTY AND EQUIPMENT

                                                 2000                1999
Land ..............................          $  11,308           $  11,308
Buildings .........................             56,023              55,067
Leasehold and building improvements            110,559              81,077
Games .............................             69,970              54,472
Furniture, fixtures, and equipment              72,723              56,597
Construction in progress ..........             17,914              27,250
------------------------------------------------------------------------------
     Total cost ...................            338,497             285,771
Accumulated depreciation ..........            (78,030)            (53,555)
------------------------------------------------------------------------------
                                             $ 260,467           $ 232,216


NOTE 3:     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                   2000                  1999
Payroll ............................             $1,873                $  436
Sales and use tax ..................              1,618                 2,063
Real estate tax ....................              1,873                 1,744
Other ..............................              1,686                   615
-------------------------------------------------------------------------------
                                                 $7,050                $4,858

NOTE 4: LONG-TERM DEBT

In 2000, the Company secured a new $110,000 senior secured revolving credit and term loan facility. This facility replaced the existing $100,000 secured revolving line of credit. The facility includes a five-year revolver and five-year and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (9.7% at February 4, 2001) and is secured by all assets of the Company. The new facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At February 4, 2001, $1,300 was available under this facility. The fair value of the Company's long-term debt approximates its carrying value.

The Company entered into an agreement that expired in 1999, to fix its variable-rate debt to fixed-rate debt on notional amounts aggregating $45,000. In 1999, the Company terminated the agreement resulting in a $40 gain.

NOTE 5:     INCOME TAXES

                                                 2000            1999            1998
Current expense
     Federal ........................          $5,077          $4,242          $3,188
     State and local ................             750             496             622
Deferred tax expense ................           1,182             986           4,159
------------------------------------------------------------------------------------------
     Total provision for income taxes          $7,009          $5,724          $7,969


Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                                 2000              1999               1998
Accelerated depreciation ..........          $  9,474           $ 7,475           $  6,215
Preopening costs ..................                --                --              2,928
Prepaid expenses ..................               129               130                131
Capitalized interest costs ........             1,281             1,346              1,022
-----------------------------------------------------------------------------------------------
     Total deferred tax liabilities            10,884             8,951             10,296


Worker's compensation .............               304               330                183
Leasing transactions ..............             1,500               791                394
Other .............................               184               116                 63
-----------------------------------------------------------------------------------------------
     Total deferred tax assets ....             1,988             1,237                640
-----------------------------------------------------------------------------------------------
Net deferred tax liability ........          $ (8,896)          $(7,714)          $ (9,656)

Reconciliation of federal statutory rates to effective income tax rates:

                                                 2000              1999              1998
Federal corporate statutory rate ....            35.0%             35.0%             35.0%
State and local income taxes, net
     of federal income tax benefit ..             2.2%              2.1%              1.9%
Goodwill amortization and other
     nondeductible expenses .........             2.1%              2.2%              1.5%
Tax credits .........................            (2.0)%            (1.9)%            (1.4)%
Effect of change in deferred tax rate            (1.9)%            (2.4)%            (1.5)%
Other ...............................             1.0%              1.7%              1.5%
-----------------------------------------------------------------------------------------------
Effective tax rate ..................            36.4%             36.7%             37.0%

NOTE 6: LEASES

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended February 4, 2001. For 2000, 1999, and 1998, rent expense for operating leases was $14,295, $11,119, and $8,267, respectively. At February 4, 2001, future minimum lease payments required under operating leases are $15,431, 2001; $15,328, 2002; $14,395, 2003; $14,155, 2004; $14,479, 2005; and
$206,722, thereafter.

NOTE 7: COMMON STOCK

In 1995, the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 675 shares of common stock. In 1997 and 1998, the Company increased the shares of common stock covered by the Plan to 1,350 and 2,350, respectively. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are primarily exercisable 20% per year after one year from the date of the grant.

In 1996, the Company adopted a stock option plan for outside directors (the "Directors Plan"). A total of 150 shares of common stock are subject to the Directors Plan. The options granted under the Directors Plan vest ratably over a three-year period.

In 2000, the Company amended and restated the Dave & Buster's, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. These restricted stock awards will fully vest at the end of the vesting period or the attainment of one or more performance targets established by the Company. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends. The Company issued 267 shares of restricted stock at a market value of $6.75 which vest at the earlier of attaining certain performance targets or seven years. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. Year to date, the charge to expense for the unearned compensation was $243.

Pro forma information regarding net income and earnings per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.30%, 5.39%, and 5.36%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .740, .494, and .386; and a weighted-average life of the option of 2.7, 4.4, and 4.8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 requires, compensation expense to be recognized over the vesting period, the impact on pro forma net income and pro forma earnings per common share as reported below may not be representative of pro forma compensation expense in future years. The Company's pro forma information follows:

                                                             2000                1999               1998
      Net income, as reported .................          $   12,245          $    5,205         $   13,578
      Pro forma net income ....................          $   10,018          $    3,627         $   12,699
      Basic net income per share, as reported .          $      .95          $      .40         $     1.04
      Pro forma basic net income per share ....          $      .77          $      .28         $      .97
      Diluted net income per share, as reported          $      .94          $      .39         $     1.03
      Pro forma diluted net income per share ..          $      .77          $      .27         $      .96

A summary of the Company's stock option activity, and related information is as follows:

                                                                 2000                        1999                        1998
                                                            Weighted-Average           Weighted-Average            Weighted-Average
                                                   Options   Exercise Price   Options    Exercise Price   Options   Exercise Price
      Outstanding - beginning of year               1,166        $17.24        1,145        $16.82          949        $14.88
      Granted                                         674        $ 7.49          734        $18.10          395        $20.89
      Exercised                                        --            --          (59)       $12.88          (50)       $11.88
      Forfeited                                      (408)       $12.77         (154)       $20.09         (149)       $16.92
      Outstanding - end of year                     1,932        $14.78        1,666        $17.24        1,145        $16.82
      Exercisable - end of year                       642        $17.37          516        $14.87          332        $13.59
      Weighted-average fair value of options
           granted during the year                               $ 3.96                     $ 8.36                     $ 8.56

As of February 4, 2001, exercise prices for 1,052 options and 880 options ranged from $6.25 to $15.50 and $18.38 to $27.56, respectively. The weighted-average remaining contractual life of the options is 7.7 years.

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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 2000             1999             1998
Numerator-Net Income                                            $12,245          $ 5,205          $13,578
---------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic net income per share -
     Weighted average shares                                     12,953           13,054           13,053
Effect of dilutive securities - employee stock options               33              160              193
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
weighted average shares                                          12,986           13,214           13,246

Basic net income per share                                      $   .95          $   .40          $  1.04

Diluted net income per share                                    $   .94          $   .39          $  1.03


Options to purchase 1,346, 925 and 404 shares of common stock for 2000, 1999, and 1998, respectively, were not included in the computation of diluted net income per share because the options would have been antidilutive.

NOTE 9: RELATED PARTY ACTIVITY

In April 1998, a limited liability litigation corporation owned by the creditors of Edison Brothers filed a lawsuit against the Company and related parties, seeking recovery in connection with the spin-off and certain related transactions. In August 1998, the Company settled the litigation with the limited liability corporation. In full and final settlement of all claims, the Company paid $2,244 and charged such amount to paid in capital because all alleged claims were associated with the spin-off transactions.

During 2000, the Company was party to a consulting agreement with Sandell Investments ("Sandell"), a partnership whose controlling partner is a director of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave & Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 2000, 1999, and 1998, the maximum fee provided for under the agreement.

The Company was a party to a sale/leaseback transaction with Cypress Equities, Inc. for its San Diego, California location whereby the Company received $8,000 in exchange for committing to lease payments of approximately $6,300 over 20 years with options for renewal. A director of the Company is the managing member of Cypress Equities, Inc. Payments to Cypress Equities, Inc. in 2000 were $167.

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

NOTE 11: CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 2000                                        First          Second         Third          Fourth
Total revenues.................................    $77,849        $77,566        $79,244        $97,644
Income before provision for income taxes.......      4,565          3,397          2,368          8,924
Net income.....................................      2,890          2,150          1,499          5,706
Basic net income per share.....................    $   .22        $   .17        $   .12        $   .44
Basic weighted average shares outstanding......     12,953         12,953         12,953         12,953
Diluted net income per share...................    $   .22        $   .17        $   .12        $   .44
Diluted weighted average shares outstanding....     12,960         12,954         12,974         13,077


Fiscal 1999                                          First           Second          Third         Fourth
Total revenues.................................     $ 59,700         $57,617        $58,988        $70,829
Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle......................        6,052           3,124            361          6,079
Income before cumulative effect of a
     change in an accounting principle.........        3,813           1,990            229          3,860
Net income (loss)..............................         (874)          1,990            229          3,860
Basic net income per share.....................
     Income before accounting change...........     $    .29         $   .15        $   .02        $   .30
     Net income (loss).........................         (.07)            .15            .02            .30
Basic weighted average shares outstanding......       13,072          13,111         13,076         12,956
Diluted net income per share
     Income before accounting change...........     $    .29         $   .15        $   .02        $   .30
     Net income (loss).........................         (.07)            .15            .02            .30
Diluted weighted average shares outstanding....       13,276          13,461         13,163         12,957

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
DAVE & BUSTER'S, INC.


We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of February 4, 2001 and January 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 4, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at February 4, 2001 and January 30, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 4, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             Ernst & Young LLP

Dallas, Texas
March 28, 2001

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

10.8      1995 Stock Option Plan (As Amended and Restated April 26, 2000). (3)

10.9      Stock Option Plan for Outside Directors. (5)

10.11     Employment and Executive Retention Agreements for Co-Chief Executive
          Officers, dated June 16, 1995. (4)

10.12     Form of Indemnity Agreements with Executive Officers and Directors.
          (6)

21.1      Subsidiaries of the Company. (4)

23        Independent Auditors' Consent. (4)

99        Proxy Statement, dated May 4, 2001. (7)

-----------------------

(1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended July 30, 2000 and incorporated herein by reference.

(3) Filed as an Exhibit to the registrant's Proxy Statement dated April 28, 2000 and incorporated herein by reference.

(4)       Filed herewith.

(5) Filed as an Exhibit to the registrant's Form 10-K for the 52 week period ended February 1, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(7)       To be filed with the Commission on or before June 4, 2001.