Form 10-Q
period 2001-05-06
DAVE & BUSTERS INC
filed 2001-06-11
CIK 943823

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                    FORM 10-Q

 X     QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    FOR THE QUARTER ENDED MAY 6, 2001.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
---    OF 1934 FOR THE TRANSACTION PERIOD FROM          TO         .
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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of June 8, 2001 was 12,953,375 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       13 Weeks Ended
                                                       --------------
                                                     May 6,      April 30,
                                                      2001         2000
                                                   ----------   ----------
Food and beverage revenues                         $   43,612   $   38,980
Amusement and other revenues                           44,598       38,869
                                                   ----------   ----------
             Total revenues                            88,210       77,849

Cost of revenues                                       16,495       14,015
Operating payroll and benefits                         27,224       23,265
Other store operating expenses                         24,209       21,838
General and administrative expenses                     5,296        4,850
Depreciation and amortization expense                   6,751        5,734
Preopening costs                                        1,079        2,055
                                                   ----------   ----------
             Total costs and expenses                  81,054       71,757
                                                   ----------   ----------

Operating income                                        7,156        6,092
Interest expense, net                                   2,322        1,527
                                                   ----------   ----------

Income before provision for income taxes                4,834        4,565
Provision for income taxes                              1,750        1,675
                                                   ----------   ----------

Net income                                         $    3,084   $    2,890

Basic net income per share                         $     0.24   $     0.22
Basic weighted average shares outstanding              12,953       12,953

Diluted net income per share                       $     0.24   $     0.22
Diluted weighted average shares outstanding            13,068       12,960


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)






                                                                         May 6,
                                                                          2001       February 4,
                                                                       (unaudited)       2001
                                                                      ------------   ------------
                                       ASSETS
Current assets:
   Cash and cash equivalents                                          $      1,672   $      3,179
   Inventories                                                              22,960         21,758
   Prepaid expenses                                                          5,190          3,663
   Other current assets                                                      1,996          1,787
                                                                      ------------   ------------
             Total current assets                                           31,818         30,387
Property and equipment, net                                                262,666        260,467
Goodwill, net of accumulated amortization of $2,327 and $2,263               7,381          7,445
Other assets                                                                 5,745          5,576
                                                                      ------------   ------------
             Total assets                                             $    307,610   $    303,875


                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt                             $      4,125   $      4,124
   Accounts payable                                                         10,884          9,291
   Accrued liabilities                                                       6,130          7,050
   Income taxes payable                                                      3,811          3,567
   Deferred income taxes                                                     1,225          1,229
                                                                      ------------   ------------
             Total current liabilities                                      26,175         25,261
Deferred income taxes                                                        7,683          7,667
Other liabilities                                                            4,859          4,700
Long-term debt, less current installments                                  103,422        103,860
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                          --             --
   Common stock, $0.01 par value, 50,000,000 authorized;
      12,953,375 shares issued and outstanding
      as of May 6, 2001 and February 4, 2001, respectively                     131            131
   Paid in capital                                                         115,659        115,659
   Restricted stock awards                                                     243            243
   Retained earnings                                                        51,284         48,200
                                                                      ------------   ------------
                                                                           167,317        164,233
      Less:  treasury stock, at cost (175,000 shares)                        1,846          1,846
                                                                      ------------   ------------
          Total stockholders' equity                                       165,471        162,387
                                                                      ------------   ------------
              Total liabilities and stockholders' equity              $    307,610   $    303,875



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                       Common Stock
                                 -----------------------    Paid in      Retained     Restricted    Treasury
                                   Shares       Amount      Capital      Earnings    Stock Awards     Stock         Total
                                 ----------   ----------   ----------   ----------   ------------   ----------    ----------
Balance, February 4, 2001            12,953   $      131   $  115,659   $   48,200   $        243   $   (1,846)   $  162,387

Net income                               --           --           --        3,084             --           --         3,084
                                 ----------   ----------   ----------   ----------   ------------   ----------    ----------
Balance, May 6, 2001                 12,953   $      131   $  115,659   $   51,284   $        243   $   (1,846)   $  165,471





See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                               13 Weeks Ended
                                                          ------------------------
                                                            May 6,       April 30,
                                                             2001          2000
                                                          ----------    ----------
Cash flows from operating activities
   Net income                                             $    3,084    $    2,890
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           6,751         5,734
       Provision for deferred income taxes                        12          (578)
       Changes in assets and liabilities
         Inventories                                          (1,202)         (589)
         Prepaid expenses                                     (1,527)       (1,160)
         Other assets                                           (379)         (278)
         Accounts payable                                      1,593           193
         Accrued liabilities                                    (920)        1,966
         Income taxes payable                                    244         1,872
         Other liabilities                                       159           466
                                                          ----------    ----------
Net cash provided by operating activities                      7,815        10,516
                                                          ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                       (8,885)      (15,239)
                                                          ----------    ----------
Net cash used by investing activities                         (8,885)      (15,239)
                                                          ----------    ----------

Cash flows from financing activities:
   Borrowings under long-term debt                             8,000         4,420
   Repayments of long-term debt                               (8,437)       (1,000)
                                                          ----------    ----------
Net cash provided (used) by financing activities                (437)        3,420
                                                          ----------    ----------
Decrease in cash and cash equivalents                         (1,507)       (1,303)
Beginning cash and cash equivalents                            3,179         3,091
                                                          ----------    ----------

Ending cash and cash equivalents                          $    1,672    $    1,788


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   MAY 6, 2001


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

NOTE 2:

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Dave & Buster's, Inc. and wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for February 4, 2001 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The Company's one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are principally located in the United States.

CHANGE IN METHOD OF ACCOUNTING. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective February 5, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the current quarter, the Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at May 6, 2001) on notional amounts aggregating $55,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at May 6, 2001.

NOTE 3:       CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended May 6, 2001 Compared to 13 Weeks Ended April 30, 2000

Total revenues increased to $88,210 for the 13 weeks ended May 6, 2001 from $77,849 for the 13 weeks ended April 30, 2000, an increase of $10,361 or 13%. New stores opened in fiscal 1999 and 2000 and the first quarter of 2001 increased revenues during the period by $12,253. Revenues at comparable stores decreased 1.9% for the 13 weeks ended May 6, 2001. The decrease in comparable stores revenues was primarily attributable to a decline in company sponsored private parties offset by a higher average check. Total revenues for the 13 weeks ended May 6, 2001 from licensing agreements were $170.

Cost of revenues increased to $16,495 for the 13 weeks ended May 6, 2001 from $14,015 for the 13 weeks ended April 30, 2000, an increase of $2,480 or 18%. The increase was principally attributable to the 13% increase in revenues. As a percentage of revenues, cost of revenues increased to 18.7% in the 13 weeks ended May 6, 2001 from 18% in the 13 weeks ended April 30, 2000 due to lower food and beverage costs offset by higher amusement costs associated with redemption and freight costs.

Operating payroll and benefits increased to $27,224 for the 13 weeks ended May 6, 2001 from $23,265 for the 13 weeks ended April 30, 2000, an increase of $3,959 or 17%. As a percentage of revenue, operating payroll and benefits increased to 30.9% in the 13 weeks ended May 6, 2001 from 29.9% in the 13 weeks ended April 30, 2000 due to slightly higher variable labor costs and higher incentive and fringe benefit costs.

Other store operating expenses increased to $24,209 for the 13 weeks ended May 6, 2001 from $21,838 for the 13 weeks ended April 30, 2000, an increase of $2,371 or 11%. As a percentage of revenues, other store operating expenses were 27.4% of revenues in the 13 weeks ended May 6, 2001 as compared to 28.1% of revenues in the 13 weeks ended April 30, 2000. Other store operating expenses as a percentage of revenue declined due to lower facility, marketing and occupancy costs offset by higher utility costs.

General and administrative increased to $5,296 for the 13 weeks ended May 6, 2001 from $4,850 for the 13 weeks ended April 30, 2000, an increase of $446 or 9%. As a percentage of revenues, general and administrative expenses decreased to 6.0% in the 13 weeks ended May 6, 2001 from 6.2% in the 13 weeks ended April 30, 2000.

Depreciation and amortization increased to $6,751 for the 13 weeks ended May 6, 2001 from $5,734 for the 13 weeks ended April 30, 2000, an increase of $1,017 or 18%. As a percentage of revenues, depreciation and amortization increased to 7.7% from 7.4% for the comparable period.

Preopening costs decreased to $1,079 for the 13 weeks ended May 6, 2001 from $2,055 for the 13 weeks ended April 30, 2000. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $2,322 for the 13 weeks ended May 6, 2001 from $1,527 for the 13 weeks ended April 30, 2000. The increase was primarily due to higher debt and interest rates in fiscal year 2001.

The effective tax rate for the 13 weeks ended May 6, 2001 was 36.2% as compared to 36.7% for the 13 weeks ended April 30, 2000.

Liquidity and Capital Resources

Cash flows from operations decreased to $7,815 for the 13 weeks ended May 6, 2001 from $10,516 for the 13 weeks ended April 30, 2000. The decrease was attributable to increases in expenditures for inventory, prepaid items and previously accrued items.

The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (9.2% at May 6, 2001) and is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At May 6, 2001, $1,078 was available under this facility.

The Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at May 6, 2001) on notional amounts aggregating $55,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at May 6, 2001.

The Company's plan is to open four complexes in fiscal 2001 and 2002, respectively. The Company estimates that its capital expenditures will be approximately $44,000 and $48,000 for 2001 and 2002, respectively. The Company intends to finance this development with cash flow from operations, the senior secured revolving credit and term loan facility, and other additional resources which management is currently pursuing. During the first quarter of 2001, the Company opened a new store in Miami, Florida.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                 None


         (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the 13 weeks ended May 6, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DAVE & BUSTER'S, INC.


Dated:   June 11, 2001                        by  /s/ David O. Corriveau
         ------------                           ------------------------
                                                  David O. Corriveau
                                                  Co-Chairman of the Board,
                                                  Co-Chief Executive Officer
                                                  and President


Dated:   June 11, 2001                        by  /s/ Charles Michel
         -------------                          --------------------
                                                  Charles Michel
                                                  Vice President,
                                                  Chief Financial Officer