Form 10-Q
period 2001-08-05
DAVE & BUSTERS INC
filed 2001-09-14
CIK 943823

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

  X      QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----     FOR THE QUARTER ENDED AUGUST 5, 2001.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
----     OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.




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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 14, 2001 was 12,955,542 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                 13 Weeks Ended               26 Weeks Ended
                                                          ---------------------------   ---------------------------
                                                            August 5,      July 30,       August 5,      July 30,
                                                              2001           2000            2001          2000
                                                          ------------   ------------   ------------   ------------
Food and beverage revenues                                $     41,542   $     38,490   $     85,154   $     77,470
Amusement and other revenues                                    42,080         39,076         86,678         77,945
                                                          ------------   ------------   ------------   ------------
             Total revenues                                     83,622         77,566        171,832        155,415

Cost of revenues                                                15,761         14,539         32,256         28,554
Operating payroll and benefits                                  25,410         23,291         52,634         46,556
Other store operating expenses                                  24,782         21,773         48,991         43,611
General and administrative expenses                              4,958          4,804         10,254          9,654
Depreciation and amortization expense                            7,157          6,248         13,908         11,982
Preopening costs                                                   821          1,502          1,900          3,557
                                                          ------------   ------------   ------------   ------------
             Total costs and expenses                           78,889         72,157        159,943        143,914
                                                          ------------   ------------   ------------   ------------

Operating income                                                 4,733          5,409         11,889         11,501
Interest expense, net                                            2,058          2,012          4,380          3,539
                                                          ------------   ------------   ------------   ------------

Income before provision for income taxes                         2,675          3,397          7,509          7,962
Provision for income taxes                                         968          1,247          2,718          2,922
                                                          ------------   ------------   ------------   ------------

Net income                                                $      1,707   $      2,150   $      4,791   $      5,040

Basic net income per share                                $       0.13   $       0.17   $       0.37   $       0.39
Basic weighted average shares outstanding                       12,954         12,953         12,954         12,953

Diluted net income per share                              $       0.13   $       0.17   $       0.37   $       0.39
Diluted weighted average shares outstanding                     13,028         12,954         13,049         12,957


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS


                                                                                August 5,
                                                                                   2001       February 4,
                                                                               (unaudited)       2001
                                                                              ------------   ------------
Current assets:
   Cash and cash equivalents                                                  $      2,718   $      3,179
   Inventories                                                                      22,481         21,758
   Prepaid expenses                                                                  4,394          3,663
   Other current assets                                                              2,416          1,787
                                                                              ------------   ------------
             Total current assets                                                   32,009         30,387
Property and equipment, net                                                        269,047        260,467
Goodwill, net of accumulated amortization of $2,422 and $2,263                       7,286          7,445
Other assets                                                                         5,570          5,576
                                                                              ------------   ------------
             Total assets                                                     $    313,912   $    303,875


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt                                     $      4,125   $      4,124
   Accounts payable                                                                 12,315          9,291
   Accrued liabilities                                                               8,533          7,050
   Income taxes payable                                                              3,237          3,567
   Deferred income taxes                                                             1,221          1,229
                                                                              ------------   ------------
             Total current liabilities                                              29,431         25,261
Deferred income taxes                                                                8,710          7,667
Other liabilities                                                                    5,483          4,700
Long-term debt, less current installments                                          103,063        103,860
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                                  --             --
   Common stock, $0.01 par value, 50,000,000 authorized;
      12,953,375 shares issued and outstanding as of
      August 5, 2001 and February 4, 2001, respectively                                131            131
   Paid in capital                                                                 115,659        115,659
   Restricted stock awards                                                             290            243
   Retained earnings                                                                52,991         48,200
                                                                              ------------   ------------
                                                                                   169,071        164,233
      Less:  treasury stock, at cost (175,000 shares)                                1,846          1,846
                                                                              ------------   ------------
          Total stockholders' equity                                               167,225        162,387
                                                                              ------------   ------------
              Total liabilities and stockholders' equity                      $    313,912   $    303,875



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                       Common Stock
                                       ------------            Paid in       Retained     Restricted   Treasury
                                    Shares       Amount        Capital       Earnings    Stock Awards    Stock           Total
                                 -----------   -----------   -----------   -----------   ------------  -----------    -----------
Balance, February 4, 2001             12,953   $       131   $   115,659   $    48,200   $       243   $    (1,846)   $   162,387

Amortization of
   restricted stock awards                --            --            --            --            47            --             47

Net income                                --            --            --         4,791            --            --          4,791
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, August 5, 2001               12,953   $       131   $   115,659   $    52,991   $       290   $    (1,846)   $   167,225




See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  26 Weeks Ended
                                                                         ------------------------------
                                                                           August 5,        July 30,
                                                                             2001             2000
                                                                         -------------    -------------
Cash flows from operating activities
   Net income                                                            $       4,791    $       5,040
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                            13,908           11,982
       Provision for deferred income taxes                                       1,035             (476)
       Restricted stock awards                                                      47               --
       Changes in assets and liabilities
         Inventories                                                              (723)          (1,244)
         Prepaid expenses                                                         (731)          (1,970)
         Other assets                                                             (626)          (3,833)
         Accounts payable                                                        3,024            1,554
         Accrued liabilities                                                     1,483            2,010
         Income taxes payable                                                     (330)           1,448
         Other liabilities                                                         783            1,204
                                                                         -------------    -------------
Net cash provided by operating activities                                       22,661           15,715
                                                                         -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                        (22,326)         (27,360)
                                                                         -------------    -------------
Net cash used by investing activities                                          (22,326)         (27,360)
                                                                         -------------    -------------

Cash flows from financing activities:
   Borrowings under long-term debt                                              13,250          113,420
   Repayments of long-term debt                                                (14,046)        (102,920)
                                                                         -------------    -------------
Net cash provided (used) by financing activities                                  (796)          10,500
                                                                         -------------    -------------
Decrease in cash and cash equivalents                                             (461)          (1,145)
Beginning cash and cash equivalents                                              3,179            3,091
                                                                         -------------    -------------

Ending cash and cash equivalents                                         $       2,718    $       1,946




See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 5, 2001


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

CHANGE IN METHOD OF ACCOUNTING. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective February 5, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the current quarter, the Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at August 5, 2001) on notional amounts aggregating $55,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at August 5, 2001.

NEW PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $243 ($.02 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 4, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended August 5, 2001 Compared to 13 Weeks Ended July 30, 2000

Total revenues increased to $83,622 for the 13 weeks ended August 5, 2001 from $77,566 for the 13 weeks ended July 30, 2000, an increase of $6,056 or 8%. New stores opened in fiscal 1999 and 2000 and the first quarter of 2001 increased revenues during the period by $11,598. Revenues at comparable stores decreased 1.9% for the 13 weeks ended August 5, 2001. The decrease in comparable stores revenues was primarily attributable to a decline in company sponsored private parties. Total revenues for the 13 weeks ended August 5, 2001 from licensing agreements were $125.

Cost of revenues increased to $15,761 for the 13 weeks ended August 5, 2001 from $14,539 for the 13 weeks ended July 30, 2000, an increase of $1,222 or 8%. The increase was principally attributable to the 8% increase in revenues. As a percentage of revenues, cost of revenues increased to 18.8% in the 13 weeks ended August 5, 2001 from 18.7% in the 13 weeks ended July 30, 2000 due to lower food and beverage costs offset by higher amusement costs associated with redemption and freight costs.

Operating payroll and benefits increased to $25,410 for the 13 weeks ended August 5, 2001 from $23,291 for the 13 weeks ended July 30, 2000, an increase of $2,119 or 9%. As a percentage of revenue, operating payroll and benefits increased to 30.4% in the 13 weeks ended August 5, 2001 from 30.0% in the 13 weeks ended July 30, 2000 due to higher fixed labor and fringe benefit costs due to increased headcounts offset by lower variable labor costs.

Other store operating expenses increased to $24,782 for the 13 weeks ended August 5, 2001 from $21,773 for the 13 weeks ended July 30, 2000, an increase of $3,009 or 14%. As a percentage of revenues, other store operating expenses were 29.6% of revenues in the 13 weeks ended August 5, 2001 as compared to 28.1% of revenues in the 13 weeks ended July 30, 2000. Other store operating expenses as a percentage of revenue increased due to higher utility, marketing and occupancy costs.

General and administrative increased to $4,958 for the 13 weeks ended August 5, 2001 from $4,804 for the 13 weeks ended July 30, 2000, an increase of $154 or 3%. As a percentage of revenues, general and administrative expenses decreased to 5.9% in the 13 weeks ended August 5, 2001 from 6.2% in the 13 weeks ended July 30, 2000.

Depreciation and amortization increased to $7,157 for the 13 weeks ended August 5, 2001 from $6,248 for the 13 weeks ended July 30, 2000, an increase of $909 or 15%. As a percentage of revenues, depreciation and amortization increased to 8.6% from 8.1% for the comparable period due to new store openings.

Preopening costs decreased to $821 for the 13 weeks ended August 5, 2001 from $1,502 for the 13 weeks ended July 30, 2000. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $2,058 for the 13 weeks ended August 5, 2001 from $2,012 for the 13 weeks ended July 30, 2000. The increase was primarily due to higher average debt offset by lower interest rates in fiscal year 2001.

The effective tax rate for the 13 weeks ended August 5, 2001 was 36.2% as compared to 36.7% for the 13 weeks ended July 30, 2000.

Results of Operations - 26 Weeks Ended August 5, 2001 Compared to 26 Weeks Ended July 30, 2000

Total revenues increased to $171,832 for the 26 weeks ended August 5, 2001 from $155,415 for the 26 weeks ended July 30, 2000, an increase of $16,417 or 11%. New stores opened in fiscal 1999 and 2000 and the first of 2001 increased revenues during the period by $18,134. Revenues at comparable stores decreased 1.9% for the 26 weeks ended August 5, 2001. The decrease in comparable stores revenues was primarily attributable to a decline in company sponsored private parties. Total revenues for the 26 weeks ended August 5, 2001 from licensing agreements were $295.

Cost of revenues increased to $32,256 for the 26 weeks ended August 5, 2001 from $28,554 for the 26 weeks ended July 30, 2000, an increase of $3,702 or 13%. The increase was principally attributable to the 11% increase in revenues. As a percentage of revenues, cost of revenues decreased to 18.8% in the 26 weeks ended August 5, 2001 from 18.4% in the 26 weeks ended July 30, 2000 due to lower food and beverage costs offset by higher amusement costs.

Operating payroll and benefits increased to $52,634 for the 26 weeks ended August 5, 2001 from $46,556 for the 26 weeks ended July 30, 2000, an increase of $6,078 or 13%. As a percentage of revenue, operating payroll and benefits increased to 30.6% in the 26 weeks ended August 5, 2001 from 30.0% in the 26 weeks ended July 30, 2000 due to higher fixed labor and fringe benefit costs due to higher headcounts offset by slightly lower variable labor costs.

Other store operating expenses increased to $48,991 for the 26 weeks ended August 5, 2001 from $43,611 for the 26 weeks ended July 30, 2000, an increase of $5,380 or 12%. As a percentage of revenues, other store operating expenses were 28.5% of revenues in the 26 weeks ended August 5, 2001 as compared to 28.1% of revenues in the 26 weeks ended July 30, 2000. Other store operating expenses were higher due to increased utility and marketing costs at the stores.

General and administrative increased to $10,254 for the 26 weeks ended August 5, 2001 from $9,654 for the 26 weeks ended July 30, 2000, an increase of $600 or 6%. As a percentage of revenues, general and administrative expenses decreased to 6.0% in the 26 weeks ended August 5, 2001 from 6.2% in the 26 weeks ended July 30, 2000.

Depreciation and amortization increased to $13,908 for the 26 weeks ended August 5, 2001 from $11,982 for the 26 weeks ended July 30, 2000, an increase of $1,926 or 16%. As a percentage of revenues, depreciation and amortization increased to 8.1% from 7.7% for the comparable period.

Preopening costs decreased to $1,900 for the 26 weeks ended August 5, 2001 from $3,557 for the 26 weeks ended July 30, 2000. The timing of complex openings affects the amount of such costs in any given period.

Interest expense increased to $4,380 for the 26 weeks ended August 5, 2001 from $3,539 for the 26 weeks ended July 30, 2000. The increase was primarily due to higher average debt offset by lower interest rates in fiscal year 2000.

The effective tax rate for the 26 weeks ended August 5, 2001 was 36.2% as compared to 36.7% for the 26 weeks ended July 30, 2000.

Liquidity and Capital Resources

Cash flows from operations increased to $22,661 for the 26 weeks ended August 5, 2001 from $15,715 for the 26 weeks ended July 30, 2000. The increase was attributable to a decrease in net income offset by an increase in depreciation and amortization and an increase in operational receipts.

The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (7.8% at August 5, 2001) and is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At August 5, 2001, $3,250 was available under this facility.

The Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at August 5, 2001) on notional amounts aggregating $55,000. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at August 5, 2001.

The Company's plan is to open four complexes in fiscal 2001 and 2002, respectively. The Company estimates that its capital expenditures will be approximately $44,000 and $48,000 for 2001 and 2002, respectively. The Company intends to finance this development with cash flow from operations, the senior secured revolving credit and term loan facility, and other additional resources which management is currently pursuing. Through August 14, 2001, the Company opened a new store in Miami, Florida and in Frisco, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) - (b) At the Company's Annual Meeting of Shareholders on June 14, 2001, the following were elected for a term of three years:

                  Class III

                  Allen J. Bernstein
                  Bruce H. Hallett

The following directors continued their terms of office as directors of the Company after the Annual Meeting:

                  Class I                         Class II

                  David O. Corriveau              James W. Corley
                  Mark A. Levy                    Peter A. Edison
                  Christopher C. Maguire          Walter S. Henrion


         (c) The following matters were voted upon at the Annual Meeting:

                  1. Directors:

                                                            For             Against         Withheld/Abstain
                                                            ---             -------         ----------------
                       Bruce H. Hallett                 10,409,689                                912,907
                       Allen J. Bernstein               10,409,689                                912,907

                  2. Amendment of Stock Plan to increase number of shares issuable upon awards from 2,350,000 to 2,950,000 shares:

                                                 For             Against         Withheld/Abstain
                                                 ---             -------         ----------------
                                              9,770,175         1,527,509               24,912

                  3. Stock Option Plan for Outside Directors to increase the number of shares issuable upon grants of stock options from 150,000 to 190,000:

                                                 For             Against         Withheld/Abstain
                                                 ---             -------         ----------------
                                             10,050,536         1,244,556               27,504

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1.1 Amendment No. 1 to Revolving Credit and Term Loan Agreement dated as of May 31, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

         10.13 Executive Retention Agreement for Charles Michel dated June 11, 2001

         10.14 Executive Retention Agreement for Sterling R. Smith dated June 11, 2001

         10.15    Executive Retention Agreement for Bryan L. Spain dated June 8,
                  2001


     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the 13 weeks ended August 5, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DAVE & BUSTER'S, INC.


Dated:   September 14, 2001                    by  /s/ David O. Corriveau
         ------------------                      -----------------------------
                                                 David O. Corriveau
                                                 Co-Chairman of the Board,
                                                 Co-Chief Executive Officer
                                                 and President


Dated:   September 14, 2001                    by  /s/ Charles Michel
         ------------------                      -----------------------------
                                                 Charles Michel
                                                 Vice President,
                                                 Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 10.1.1           Amendment No. 1 to Revolving Credit and Term Loan Agreement
                  dated as of May 31, 2001 by and among the Company and its
                  subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

 10.13            Executive Retention Agreement for Charles Michel dated June
                  11, 2001

 10.14            Executive Retention Agreement for Sterling R. Smith dated June
                  11, 2001

 10.15            Executive Retention Agreement for Bryan L. Spain dated June 8,
                  2001