Form 10-Q
period 2001-11-04
DAVE & BUSTERS INC
filed 2001-12-14
CIK 943823

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

 X     QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    FOR THE QUARTER ENDED NOVEMBER 4, 2001.

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 14, 2001 was 12,957,042 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         13 Weeks Ended               39 Weeks Ended
                                                   -------------------------    ------------------------
                                                   November 4,    October 29,   November 4,   October 29,
                                                      2001           2000         2001           2000
                                                   ----------     ----------    ----------    ----------
Food and beverage revenues                         $   41,171     $   39,782    $  126,325    $  117,252
Amusement and other revenues                           40,200         39,462       126,878       117,407
                                                   ----------     ----------    ----------    ----------
             Total revenues                            81,371         79,244       253,203       234,659
Cost of revenues                                       15,248         14,783        47,504        43,337
Operating payroll and benefits                         26,573         24,780        79,207        71,336
Other store operating expenses                         26,426         22,500        75,417        66,111
General and administrative expenses                     5,120          4,811        15,374        14,465
Depreciation and amortization expense                   7,407          6,706        21,315        18,688
Preopening costs                                        1,850            709         3,750         4,266
                                                   ----------     ----------    ----------    ----------
             Total costs and expenses                  82,624         74,289       242,567       218,203
                                                   ==========     ==========    ==========    ==========

Operating (loss) income                                (1,253)         4,955        10,636        16,456
Interest expense, net                                  (1,683)         2,587         6,063         6,126
                                                   ----------     ----------    ----------    ----------

Income (loss) before provision for income taxes        (2,936)         2,368         4,573        10,330
Provision for income taxes                             (1,063)           869         1,655         3,791
                                                   ----------     ----------    ----------    ----------

Net income (loss)                                  $   (1,873)    $    1,499    $    2,918    $    6,539

Basic net income (loss) per share                  $    (0.14)    $     0.12    $     0.23    $     0.50
Basic weighted average shares outstanding              12,956         12,953        12,955        12,953

Diluted net income (loss) per share                $    (0.14)    $     0.12    $     0.22    $     0.50
Diluted weighted average shares outstanding            12,956         12,974        13,016        12,963


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                  ASSETS                   November 4,    February 4,
                                                                              2001            2001
                                                                           -----------    -----------
                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                              $      3,379    $      3,179
   Inventories                                                                  24,056          21,758
   Prepaid expenses                                                              4,689           3,663
   Other current assets                                                          2,287           1,787
                                                                          ------------    ------------
             Total current assets                                               34,411          30,387
Property and equipment, net                                                    267,380         260,467
Goodwill, net of accumulated amortization of $2,517 and $2,263                   7,191           7,445
Other assets                                                                     4,473           5,576
                                                                          ------------    ------------
             Total assets                                                 $    313,455    $    303,875


                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt                                 $      5,500    $      4,124
   Accounts payable                                                             16,553           9,291
   Accrued liabilities                                                          10,717           7,050
   Income taxes payable                                                          3,524           3,567
   Deferred income taxes                                                         1,221           1,229
                                                                          ------------    ------------
             Total current liabilities                                          37,515          25,261
Deferred income taxes                                                            8,143           7,667
Other liabilities                                                                6,318           4,700
Long-term debt, less current installments                                       96,065         103,860
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 10,000,000 authorized; none issued                              --              --
   Common stock, $0.01 par value, 50,000,000 authorized; 12,955,542 and 12,953,375 shares issued and outstanding
      as of November 4, 2001 and February 4, 2001, respectively                    131             131
   Paid in capital                                                             115,675         115,659
   Restricted stock awards                                                         336             243
   Retained earnings                                                            51,118          48,200
                                                                          ============    ============
                                                                               167,260         164,233
      Less:  treasury stock, at cost (175,000 shares)                            1,846           1,846
                                                                          ------------    ------------
          Total stockholders' equity                                           165,414         162,387
                                                                          ------------    ------------
              Total liabilities and stockholders' equity                  $    313,455    $    303,875


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                      Common Stock           Paid in     Restricted   Retained     Treasury
                                   Shares       Amount       Capital    Stock Awards  Earnings      Stock          Total
                                  ---------    ---------    ---------    ---------    ---------    ---------     ---------
Balance, February 4, 2001            12,953    $     131    $ 115,659    $     243    $  48,200    $  (1,846)    $ 162,387

Proceeds from exercising
  stock options                           3           --           15           --           --           --            15

Tax benefit related to stock
  option exercises                       --           --            1           --           --           --             1

Amortization of
   restricted stock awards               --           --           --           93           --           --            93

Net income                               --           --           --           --        2,918           --         2,918
                                  ---------    ---------    ---------    ---------    ---------    ---------     ---------

Balance, November 4, 2001            12,956    $     131    $ 115,675    $     336    $  51,118    $  (1,846)    $ 165,414


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       39 Weeks Ended
                                                                -----------------------------
                                                                 November 4,      October 29,
                                                                    2001             2000
                                                                ------------     ------------
Cash flows from operating activities
   Net income                                                   $      2,918     $      6,539
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  21,315           18,688
       Provision for deferred income taxes                               468               --
       Restricted stock awards                                            93              120
       Changes in assets and liabilities
         Inventories                                                  (2,298)          (2,298)
         Prepaid expenses                                             (1,026)          (2,336)
         Other assets                                                    594             (357)
         Accounts payable                                              7,262           (1,698)
         Accrued liabilities                                           3,667            3,950
         Income taxes payable                                            (43)           1,630
         Other liabilities                                             1,618            1,637
                                                                ------------     ------------
Net cash provided by operating activities                             34,568           25,875
                                                                ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                              (35,211)         (42,277)
   Proceeds from sale of property and equipment                        7,245               --
                                                                ------------     ------------
Net cash used by investing activities                                (27,966)         (42,277)
                                                                ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                            16               --
   Borrowings under long-term debt                                    18,810          124,542
   Repayments of long-term debt                                      (25,228)        (108,120)
                                                                ------------     ------------
Net cash provided (used) by financing activities                      (6,402)          16,422
                                                                ------------     ------------
Decrease in cash and cash equivalents                                    200               20
Beginning cash and cash equivalents                                    3,179            3,091
                                                                ------------     ------------

Ending cash and cash equivalents                                $      3,379     $      3,111


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 4, 2001


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

CHANGE IN METHOD OF ACCOUNTING. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective February 5, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the current quarter, the Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at November 4, 2001) on notional amounts aggregating $52,503. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at November 4, 2001.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $243 ($.02 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 4, 2002. While the Company has not yet determined what the effect of these tests will be on the earnings and financial position, no assurance can be given that the Company will not be required to write-off its goodwill of $7,191 upon the adoption of the new standard. Such write off, if required, is to be recorded as a change in accounting principal.

NOTE 3: LONG-TERM DEBT

At November 4, 2001, long-term debt consisted of the following:

              Long-term debt                                                                $108,810
              Cash held for application to debt                                               (7,245)
                                                                                              -------
                                                                                             101,565
              Less current installments                                                       (5,500)
                                                                                              -------
                                                                                            $ 96,065


On November 19, 2001, the Company amended its senior secured revolving credit and term loan facility. The amendment allows proceeds from sales/leaseback transactions to be applied to both the revolving credit and the term loans. Cash held for application to debt was allocated to the revolving credit and term loans on November 19, 2001. At November 19, 2001, $4,347 was available under this facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended November 4, 2001 Compared to 13 Weeks Ended October 29, 2000

Total revenues increased to $81,371 for the 13 weeks ended November 4, 2001 from $79,244 for the 13 weeks ended October 29, 2000, an increase of $2,127 or 3%. New stores opened in fiscal 1999 and 2000 and the first quarter of 2001 increased revenues during the period by $7,094. Revenues at comparable stores decreased 6.7% for the 13 weeks ended November 4, 2001. The decrease in comparable stores revenues was primarily attributable to the attack on New York and Washington on September 11 and to a decline in company sponsored private parties. Total revenues for the 13 weeks ended November 4, 2001 from licensing agreements were $103.

Cost of revenues increased to $15,248 for the 13 weeks ended November 4, 2001 from $14,783 for the 13 weeks ended October 29, 2000, an increase of $465 or 3%. As a percentage of revenues, cost of revenues increased to 18.7% in the 13 weeks ended November 4, 2001 from 18.6% in the 13 weeks ended October 29, 2000 due to higher beverage costs and higher amusement costs associated with redemption and freight costs offset by lower food costs.

Operating payroll and benefits increased to $26,573 for the 13 weeks ended November 4, 2001 from $24,780 for the 13 weeks ended October 29, 2000, an increase of $1,793 or 7%. As a percentage of revenue, operating payroll and benefits increased to 32.6% in the 13 weeks ended November 4, 2001 from 31.3% in the 13 weeks ended October 29, 2000 due to higher fixed labor and fringe benefit costs due to increased headcounts.

Other store operating expenses increased to $26,426 for the 13 weeks ended November 4, 2001 from $22,500 for the 13 weeks ended October 29, 2000, an increase of $3,926 or 17%. As a percentage of revenues, other store operating expenses were 32.5% of revenues in the 13 weeks ended November 4, 2001 as compared to 28.4% of revenues in the 13 weeks ended October 29, 2000. Other store operating expenses as a percentage of revenue increased due to higher utility, marketing and occupancy costs.

General and administrative increased to $5,120 for the 13 weeks ended November 4, 2001 from $4,811 for the 13 weeks ended October 29, 2000, an increase of $309 or 6%. As a percentage of revenues, general and administrative expenses increased to 6.3% in the 13 weeks ended November 4, 2001 from 6.1% in the 13 weeks ended October 29, 2000.

Depreciation and amortization increased to $7,407 for the 13 weeks ended November 4, 2001 from $6,706 for the 13 weeks ended October 29, 2000, an increase of $701 or 10%. As a percentage of revenues, depreciation and amortization increased to 9.1% from 8.5% for the comparable period due to new store openings.

Preopening costs increased to $1,850 for the 13 weeks ended November 4, 2001 from $709 for the 13 weeks ended October 29, 2000. The timing of opening affects the amount of such costs in any given period.

Interest expense decreased to $1,683 for the 13 weeks ended November 4, 2001 from $2,587 for the 13 weeks ended October 29, 2000. The decrease was primarily due to lower interest rates in fiscal year 2001 offset by higher average debt.

The effective tax rate for the 13 weeks ended November 4, 2001 was 36.2% as compared to 36.7% for the 13 weeks ended October 29, 2000.

Results of Operations - 39 Weeks Ended November 4, 2001 Compared to 39 Weeks Ended October 29, 2000

Total revenues increased to $253,203 for the 39 weeks ended November 4, 2001 from $234,659 for the 39 weeks ended October 29, 2000, an increase of $18,544 or 8%. New stores opened in fiscal 1999 and 2000 and the first of 2001 increased revenues during the period by $24,239. Revenues at comparable stores decreased 3.4% for the 39 weeks ended November 4, 2001. The decrease in comparable stores revenues was primarily attributable to a decline in company sponsored private parties and also to the September 11 tragedy. Total revenues for the 39 weeks ended November 4, 2001 from licensing agreements were $398.

Cost of revenues increased to $47,504 for the 39 weeks ended November 4, 2001 from $43,337 for the 39 weeks ended October 29, 2000, an increase of $4,167 or 10%. As a percentage of revenues, cost of revenues increased to 18.7% in the 39 weeks ended November 4, 2001 from 18.4% in the 39 weeks ended October 29, 2000 due to higher amusement costs offset by lower food and beverage costs.

Operating payroll and benefits increased to $79,207 for the 39 weeks ended November 4, 2001 from $71,336 for the 39 weeks ended October 29, 2000, an increase of $7,871 or 11%. As a percentage of revenue, operating payroll and benefits increased to 31.3% in the 39 weeks ended November 4, 2001 from 30.4% in the 39 weeks ended October 29, 2000 due to higher headcounts which result in higher fixed labor and fringe benefit costs offset by slightly lower variable labor costs.

Other store operating expenses increased to $75,417 for the 39 weeks ended November 4, 2001 from $66,111 for the 39 weeks ended October 29, 2000, an increase of $9,306 or 14%. As a percentage of revenues, other store operating expenses were 29.8% of revenues in the 39 weeks ended November 4, 2001 as compared to 28.2% of revenues in the 39 weeks ended October 29, 2000. Other store operating expenses were higher due to increased utility and marketing costs at the stores.

General and administrative increased to $15,374 for the 39 weeks ended November 4, 2001 from $14,465 for the 39 weeks ended October 29, 2000, an increase of $909 or 6%. As a percentage of revenues, general and administrative expenses decreased to 6.1% in the 39 weeks ended November 4, 2001 from 6.2% in the 39 weeks ended October 29, 2000.

Depreciation and amortization increased to $21,315 for the 39 weeks ended November 4, 2001 from $18,688 for the 39 weeks ended October 29, 2000, an increase of $2,627 or 14%. As a percentage of revenues, depreciation and amortization increased to 8.4% from 8.0% for the comparable period due to new store openings.

Preopening costs decreased to $3,750 for the 39 weeks ended November 4, 2001 from $4,266 for the 39 weeks ended October 29, 2000. The timing of complex openings affects the amount of such costs in any given period.

Interest expense decreased to $6,063 for the 39 weeks ended November 4, 2001 from $6,126 for the 39 weeks ended October 29, 2000. The decrease was primarily due to lower interest rates in fiscal year 2001 offset by higher average debt.

The effective tax rate for the 39 weeks ended November 4, 2001 was 36.2% as compared to 36.7% for the 39 weeks ended October 29, 2001 offset by higher average debt.

Liquidity and Capital Resources

Cash flows from operations increased to $34,568 for the 39 weeks ended November 4, 2001 from $25,875 for the 39 weeks ended October 29, 2000. The increase was attributable to an increase in depreciation and amortization, an increase in operational receipts and the extension of vendor terms.

The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. Borrowing under the facility bears interest at a floating rate based on LIBOR or, at the Company's option, the bank's prime rate plus, in each case, a margin based upon financial performance (6.2% at November 4, 2001) and is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. On November 19,2001, the Company amended the facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans. At November 19, 2001, $4,347 was available under this facility.

The Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at November 4, 2001) on notional amounts aggregating $52,503. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from a decrease in LIBOR are effectively offset by decreased payments under the debt obligation. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. Such amounts were not material at November 4, 2001.

Through November 7, 2001, the Company opened a new store in Miami, Florida, Frisco, Texas, Honolulu, Hawaii and in Cleveland, Ohio. The Company estimates that its capital expenditures will be approximately $44,000 for 2001. For 2002 the Company plans to open one complex and estimates its capital expenditures will be approximately $28,500. The Company intends to finance these capital expenditures with cash flow from operations, the senior secured revolving credit and term loan facility, and other additional resources which management is currently pursuing.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $243 ($.02 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 4, 2002. While the Company has not yet determined what the effect of these tests will be on the earnings and financial position, no assurance can be given that the Company will not be required to write-off its goodwill of $7,191 upon the adoption of the new standard. Such write off, if required, is to be recorded as a change in accounting principal.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.1.2 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated as of November 19, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

                  10.16 Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital Business Asset Funding Corporation, as purchaser, for the Company's corporate headquarters in Dallas, Texas.

                  10.17 Lease Agreement dated October 18, 2001 by and between General Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant, for the Company's corporate headquarters in Dallas, Texas.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the 13 weeks ended November 4, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DAVE & BUSTER'S, INC.


Dated: December 14, 2001                    by  /s/ David O. Corriveau
       ------------------                       --------------------------------
                                                    David O. Corriveau
                                                    Co-Chairman of the Board,
                                                    Co-Chief Executive Officer
                                                    and President


Dated: December 14, 2001                    by  /s/ William C. Hammett, Jr.
       ------------------                       --------------------------------
                                                    William C. Hammett, Jr.
                                                    Vice President,
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                         DESCRIPTION
         -------                        -----------
         10.1.2   Amendment No. 2 to Revolving Credit and Term Loan Agreement
                  dated as of November 19, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

         10.16 Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital Business
                  Asset Funding Corporation, as purchaser, for the Company's corporate headquarters in Dallas, Texas.

         10.17    Lease Agreement dated October 18, 2001 by and between General
                  Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant, for the Company's corporate headquarters in Dallas, Texas.