Form 10-K
period 2002-02-03
DAVE & BUSTERS INC
filed 2002-04-24
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2002        Commission File No.   0-25858

                              DAVE & BUSTER'S, INC.

             (Exact name of registrant as specified in its charter)

Missouri                                                      43-1532756
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

2481 Manana Drive, Dallas, Texas                                75220
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

The aggregate market value of the voting stock held by non-affiliates of registrant at April 17, 2002 was $121,999,320.

The number of shares of common stock outstanding at April 17, 2002 was 13,266,641 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its annual meeting of Stockholders on June 11, 2002, are incorporated by reference into Part III hereof, to the extent indicated herein.

                                     PART I
Item 1.  BUSINESS

         General

         Dave & Buster's, Inc. (the "Company") operates large format, high-volume Restaurant/Entertainment Complexes ("Complexes" or "Stores") under the Dave & Buster's name. Each Dave & Buster's Complex offers a full menu of high quality food and beverage items combined with an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, and traditional carnival-style games of skill. The Company's large format is designed to promote easy access to, and maximize customer crossover between, the multiple dining and entertainment areas within each Complex. The Company emphasizes high levels of customer service to create casual, yet sophisticated, "ideal playing conditions" for adults. As of February 3, 2002, the Company had 31 stores across the United States. Additionally, the Company licenses the Dave & Buster's concept internationally through area licensing agreements and as of February 3, 2002, there were two Dave & Buster's in operation outside the United States.

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

         A Large, Multiple Attraction Destination. The Complexes range in approximate total area from 31,000 square feet to 70,000 square feet. The large scale of each operation, together with the numerous food, beverage and entertainment options offered, is designed to attract a diverse customer base and consolidate multiple-destination customer spending into one location. Each Dave & Buster's attracts local customers from a wide geographical area (estimated to be a twenty-mile radius) along with tourists, conventioneers and business travelers.

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

         With respect to entertainment, the Company's commitment to customer service is demonstrated by service staff in each of the entertainment areas who offer assistance in playing and enjoying the games. The Company believes its customer service is enhanced by a strong commitment to employee motivation and appreciation programs. The Company also believes that high service standards are critical to promoting customer loyalty and to generating frequent visiting patterns and referrals by customers.

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

         Attractive Venue for Special Events. Each Dave & Buster's offers Special Events Planning for companies and private individuals. The varied menu and many amusement opportunities make Dave & Buster's attractive locations for groups of between 10 and 2,000. In addition, most Dave & Buster's include a Show Room with a stage, audiovisual capability and private refreshment area. Dave & Buster's has developed innovative packages that combine food, beverage and entertainment components and markets these to groups and individuals.

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

         The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, burgers, steaks, seafood, chicken and an outstanding selection of desserts. The menu is updated to reflect current trends and guest favorites. It places special emphasis on quality products such as the Nebraska Corn Fed Beef program. All steaks and burgers are produced under these guidelines, which insures a consistently superior product. Other items among our guests' favorites are the Classic BBQ Ribs, the Philly Cheesesteak sandwich, Chicken Scallopini and our Grilled Mahi-Mahi. We also feature lunch specials with an emphasis on quality food done quickly. Sunday brunch in selected locations, and an extensive offering of buffets for special events and private parties.

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

         Traditional Entertainment. Each Dave & Buster's offers a number of traditional entertainment options. These traditional offerings include "world class" pocket billiards, "championship-style" shuffleboard tables, and the Show Room or other special event rooms which are designed for hosting private social parties and business gatherings as well as Company sponsored events. Traditional entertainment games are rented by the hour.

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

         Classic midway entertainment includes sports-oriented games of skill, carnival-style games, which are intended to replicate the atmosphere found in many local county fairs, and D&B Downs which is one of several multiple-player race games offered in each Dave & Buster's. At the Winner's Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, clothing, and small electronic and novelty items.

         Locations

         As of February 3, 2002, the Company operates the following 31 Complexes located in 14 states:

                                                                Approximate           Owned or
          Location                                  State     Square Footage           Leased
          --------                                  -----     --------------          --------
          Dallas (I)                                 TX           40,000               Owned
          Dallas (II)                                TX           31,000               Leased
          Houston                                    TX           53,000               Leased
          Atlanta (I)                                GA           53,000               Leased
          Philadelphia                               PA           70,000               Leased
          Chicago (I)                                IL           50,000               Owned
          Chicago (II)                               IL           55,000               Leased
          Hollywood                                  FL           58,000               Leased
          North Bethesda                             MD           58,000               Leased
          Ontario                                    CA           59,000               Leased
          Cincinnati                                 OH           64,000               Leased
          Denver                                     CO           48,000               Leased
          Utica (suburban Detroit)                   MI           56,000               Leased
          Irvine                                     CA           55,000               Leased
          Rockland County/West Nyack                 NY           48,000               Leased
          Orange                                     CA           58,000               Leased
          Columbus                                   OH           37,500               Owned
          San Antonio                                TX           52,000               Leased
          Atlanta (II)                               GA           58,000               Leased
          St. Louis                                  MO           57,000               Leased
          Austin                                     TX           40,000               Leased
          Jacksonville                               FL           40,500               Owned
          Providence                                 RI           40,500               Leased
          Milpitas (San Jose)                        CA           60,000               Leased
          Westminster (Denver)                       CO           40,000               Leased
          Pittsburgh                                 PA           60,000               Leased
          San Diego                                  CA           48,000               Leased
          Miami                                      FL           59,500               Leased
          Frisco                                     TX           50,000               Leased
          Honolulu                                   HI           44,000               Leased
          Cleveland                                  OH           57,500               Leased

         Business Development

         The Company continually seeks to identify and evaluate new locations for expansion. The Company signed a 20-year lease for a Complex due to open in fiscal 2002 on Long Island, New York and signed a 20-year lease for a Complex scheduled to open in fiscal 2004 in Ft. Worth, Texas.

         The Company believes that the location of its Complexes is critical to the Company's long-term success. Significant time and resources are devoted to analyzing each prospective site. In general, the Company targets high-profile sites within metropolitan areas of less than one million people for intermediate-size models and at least one million people for mega-size models. The Company carefully analyzes demographic information (such as average income levels) for each prospective site, the Company considers factors such as visibility; accessibility to regional highway systems; zoning; regulatory restrictions; and proximity to shopping areas, office complexes, tourist attractions and residential areas. The Company also carefully studies the restaurant and entertainment competition in prospective areas. In addition, the Company must select a site of sufficient size to accommodate its prototype facility with ample, convenient customer parking.

         The typical cost of opening a mega-size Dave & Buster's ranges from approximately $7.5 million to $13.0 million (excluding preopening expenses and developer allowances), depending upon the location and condition of the premises. For intermediate-size models, the typical cost ranges from approximately $6.5 million and $12.5 million (excluding pre-opening expenses and developer allowances), depending upon the location and condition of the premises. The Company will base the decision of owning or leasing a site on the projected unit economics and availability of the site for purchase. The Complexes opened in 2001 are all leased facilities. Opening a leased facility reduces the Company's capital investment in a Complex because the Company does not incur land and site improvement costs and may also receive a construction allowance from the landlord for improvements. The exterior and interior layout of a Dave & Buster's is flexible and can be readily adapted to different types of buildings. The Company opens Complexes in both new and existing structures, in both urban and suburban areas.

         International

         To facilitate international expansion, the Company has elected to pursue territorial development and franchise agreements with independent franchisees located in various countries outside of the United States. Under such agreements, the Company will license the Dave & Buster's name and concept for a specified territory in exchange for an initial development fee and a commitment to develop a minimum number of Complexes. A typical Dave & Buster's development agreement requires the developer/franchisee to construct and open 5-7 new Complexes in a specified geographic area over a several year period. Once a site is identified and approved, the area developer enters into a separate license agreement for the individual property and agrees to pay an initial license fee and continuing royalties to the Company based on the gross revenues of that location. Each license agreement also contains strict operating covenants to promote the consistency of the menu and entertainment offerings with those of Company-operated Complexes. In exchange, the Company provides certain proprietary materials and supervisory services to help ensure the quality of the Dave & Buster's concept. All costs of building, opening and operating the licensed Complexes are borne by the franchisees.

         In October 2001, the Company entered into a development agreement with TEP Incorporated (TEP) to license the "Dave & Buster's" name and concept in Korea. Under the agreement, TEP has agreed to open five Complexes by the year 2009. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In September 2000, the Company entered into a development agreement with Grupo Ildomani S. de R.L. de C.V., limited liability company ("Grupo Ildomani") to license the "Dave & Buster's" name and concept in Mexico. Under this agreement, Grupo Ildomani has agreed to open five Complexes by the year 2006. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In July 2000, the Company entered into a development agreement with Al-Mal Entertainment Enterprises, K.C.S. ("Al-Mal") to license the "Dave & Buster's" name and concept in the Middle East. Under this agreement, Al-Mal has agreed to open six Complexes by the year 2009. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In March 1999, the Company entered into a development agreement with Funtime Hospitality Corp. ("Funtime") to license the "Dave & Buster's" name and concept in Canada. Under this agreement, Funtime opened a Complex in Toronto, Ontario in June 2000, and has agreed to open four additional Complexes by the year 2005. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In February 1998, the Company entered into a development agreement with the TaiMall Development Company ("TaiMall") to license the "Dave & Buster's" name and concept in the Pacific Rim. Under this agreement, TaiMall opened a Complex in Taipei, Taiwan in December 1999, and has agreed to open six additional Complexes in the Pacific Rim by the year 2006. The license agreement contains strict operating covenants to ensure consistency of the menu and entertainment offerings with those in the Company operated Complexes.

         In August 1995, the Company entered into a development agreement with a subsidiary of Bass Plc ("Bass") to license the "Dave & Buster's" name and concept in the United Kingdom. In October 2000, Bass terminated this agreement for internal operating reasons and closed the two United Kingdom Dave & Buster's locations. In September 1998, the Company entered into a license agreement with the SVAG Development Corporation ("SVAG") to license the "Dave & Buster's" name and concept in Germany, Switzerland and Austria. In March 2001, SVAG terminated this agreement due to lack of financing.

         The Company will continue to consider opportunities to license the "Dave & Buster's" name and concept to qualified parties in additional foreign countries. The Company does not have any current plans to invest its own capital in any foreign operations.

         There can be no assurance that these development agreements will be completed by the licensees.

         Operations and Management

         The Company's ability to manage a complex operation, that includes both high volume restaurants, bars and diverse entertainment attractions, is critical to its overall success. The Company strives to maintain quality and consistency in each of its Complexes through careful training and supervision of personnel and the establishing and adhering to high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and facilities maintenance. The Company believes that it is able to attract and retain high quality, experienced restaurant and entertainment management and personnel through its competitive compensation and bonus programs and its policy of promoting principally from within the Company. Staffing levels vary according to the size of the location, but a mega-size Dave & Buster's is managed by one general manager, two assistant general managers, seven line managers and one business manager.

         In general, each mega-size Dave & Buster's also employs one purchasing agent, one amusement manager, one assistant amusement manager, one kitchen manager, one or two assistant kitchen managers, and one special events sales manager. On average, the Company's current general managers possess approximately four years of experience with the Company. The general manager of each Dave & Buster's reports to a Regional Operations Director who reports to the Vice President, Director of Operations.

         All managers, many of whom are promoted from within, must complete an eleven-week training program during which they are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, entertainment management, and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards, as well as proper operation and playing conditions of the Company's entertainment attractions. New sales staff and entertainment personnel participate in approximately two weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the Company has extensive and varied programs designed to recognize and reward employees for superior performance.

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

         The Company also participates in a guest satisfaction survey that is conducted by a nationally renowned organization. Recent results from the fourth quarter 2001 guest survey reflect that Dave & Buster's guests overwhelmingly believe Dave & Buster's provides quality service and treats them as welcome guests. Overall satisfaction with their Dave & Buster's experience is very high, as is the likelihood to return and to recommend.

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

         The corporate marketing department is also responsible for controlling media and production costs. During fiscal 2001, the Company's expenditures for advertising and promotions were approximately 3.7% of its revenues.

         In order to expand its customer base, the Company focuses marketing efforts in three key areas: (1) advertising and system-wide promotions;
         (2) field marketing and local promotions and (3) corporate and group customers (special events).

         Advertising and System-wide Promotions. In fiscal 2002, the Company will strategically evolve its advertising message in order to increase customer counts through increasing party size and utilizing physical capacity during off-peak time periods. A new advertising campaign was launched in March 2002 featuring the tag line "It's always a good time". This campaign includes television, radio, print and outdoor in select markets and is designed to position Dave & Buster's as an everyday destination for any combination of food, beverages or amusements.

         In addition, quarterly in-store system wide promotions and point-of-sale promotions are implemented to increase visit frequency and check average.

         Corporate and Group Marketing (Special Events). The Company drives its corporate and group sales programs through the business development department, which provides direction, training and support to the Special Events Managers and their team within each store. Primary focus for the Special Events Sales team is to identify and contact corporations, associations, organizations and community groups within their marketplace for the purposes of booking group events. The Special Events Sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivating repeat business. The marketing department supports these efforts through promotional materials and advertising. The Company develops and maintains a database of corporate and group bookings. Each Dave & Buster's location hosts events for many multi-national, national and regional businesses. Many of the Company's corporate and group customers schedule repeat events.

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

         Employees

         At February 3, 2002, the Company employed approximately 7,500 persons, approximately 180 of whom served in administrative or executive capacities, approximately 550 of whom served as restaurant and entertainment management personnel, and the remainder of whom were hourly restaurant and entertainment personnel.

         None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be very good.

         Intellectual Property

         The Company registered the trademark "Dave & Buster's" with the United States Patent and Trademark Office and in various foreign countries. The Company registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. The Company considers its tradename and signature "bullseye" logo to be an important feature of its goodwill and seeks to actively monitor and protect its interest in this property in the various jurisdictions where the Company operates.

         Government Regulations

         The Company is subject to various federal, state and local laws affecting its business. Each Dave & Buster's is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state or municipality in which the Complex is located. Each Dave & Buster's is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each Dave & Buster's, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect the Company's operations and its ability to obtain such a license in other locations.

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

         The Company is subject to federal and state environmental regulations, but these have not had a materially negative effect on the Company's operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family leave mandates. Although the Company expects increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, the Company is uncertain of the repercussion, if any, on other expenses as vendors are impacted by higher minimum wage standards.

         Executive Officers Of The Registrant

         David O. Corriveau, 50, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and President since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corriveau served as

         President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company's business.

         James W. Corley, 51, a co-founder of the Dave & Buster's concept in 1982, has served as Co-Chief Executive Officer and Chief Operating Officer since June 1995, and as a director of the Company since May 1995 and as Co-Chairman of the Board since February 1996. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company's business.

         Barry N. Carter, 54, has served as Vice President of Purchasing since November 2000 and as Vice President of Store Support since June 1995. He served as Vice President and Director of Store Support of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Barbara G. Core, 43, has served as Vice President of Information Technology since September 2000 and Assistant Vice President of Information Technology since November 1999. She served as Senior Director of I.T. from February 1999 to November 1999 and from April 1998 to February 1999 as PeopleSoft Implementation Team Director. From November 1997 to February 1999 she served as Director of I.T. From January 1990 to November 1997 she served in operations positions of increasing responsibilities for the Company and its predecessors.

         John S. Davis, 45, has served as Vice President, General Counsel and Secretary of the Company since April 2001. Mr. Davis served as Vice President and General Counsel of Cameron Ashley Building Products, Inc., an NYSE-listed building products distributor, from 1994 to 2000 and as Associate Counsel - Mergers and Acquisitions for Electronic Data Systems Corp. (EDS), a technology services firm, from 1990 to 1994. Prior to 1990, Mr. Davis was engaged in the private practice of law.

         Nancy J. Duricic, 47, has served as Vice President of Human Resources since December 1997. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.

         William C. Hammett, Jr., age 55, has served as Vice President, Chief Financial Officer of the Company since December 2001. He served has Vice Chairman of the Board of Directors of Pegasus Solutions, Inc. since March 2001 and as a Director of Pegasus since October 1995. From May 1998 to March 2001, he served as Chairman of the Board of Directors of Pegasus. From October 1995 to May 1998, he served as Vice Chairman of the Board of Directors of Pegasus. From August 1996 through September 1997, he served as Senior Vice President and Chief Financial Officer of LaQuinta Inns, Inc. From June 1992 through August 1996, he served as Senior Vice President, Accounting and Administration of LaQuinta Inns, Inc.

         Cory J. Haynes, 41, has served as Vice President of International Operations since March, 2000 and as Vice President of Midway Operations since July 2001. He served as Vice President of Beverage Operations from May 1998 to March 2000, as Vice President, Assistant Director of Operations from September 1996 to May 1998, and from January 1996 to September 1996, as Corporate Director of Management and Development. From 1982 to January 1996, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Deborah Inzer, 51, has served as Vice President of Accounting, Controller of the Company since January 2002. She served as Assistant Vice President, Assistant Controller from November 2000 to January 2002 and as Assistant Controller from July 1999 to November 2000. Ms. Inzer served as Senior Vice President of Finance at AmBrit Energy Corporation from 1989 to 1999.

         Jeffrey A. Jahnke, 47, has served as Vice President of Finance, Treasurer of the Company since January 2002. He served as Controller, Vice President of Accounting for the Company from January 2000 to January 2002. From May 1998 to December 1999 he was a consultant primarily in the hospitality business. Mr. Jahnke was employed by ClubCorp International, Inc. from 1983 to 1998 in various financial positions of increasing responsibilities, his most recent position being Vice President of Accounting.

         Vicki L. Johnson, 48, has served as Vice President of Business Development since August 2001. Ms Johnson was employed by ClubCorp, Inc. from January 1987 to July 2001, in various management, marketing and sales positions of increasing responsibilities, her most recent position being President, COO of Associate Clubs International, a division of ClubCorp and Senior Vice President, ClubCorp, Inc.

         Margo Manning, 37, has served as Vice President of Management Development since September 2001 and as Assistant Vice President of Team Development from November 1999 to September 2001. From 1991 to October 1998, Ms. Manning served in positions of increasing responsibilities for the Company and its predecessors.

         Reginald M. Moultrie, 46, has served as Vice President of Amusements since January 1999, as Vice President of Games and Merchandising from April 1998 to January 1999, and as Director of Amusements from February 1997 to April 1998. Mr. Moultrie served as Vice President of Sales for Skeeball, Inc. from 1993 to 1997.

         Stuart A. Myers, 41, has served as Vice President of Marketing since January 2000. From September 1996 to December 1999 he served as Vice President of Marketing for Whataburger, Inc. Mr. Myers served as Senior Vice President/Restaurant Group Account Director at Levenson & Hill Advertising from July 1993 to September 1996.

         R. Lee Pitts, 37, has served as Vice President of Training and New Store Openings since September 2000 and as Assistant Vice President and Director of Training from March 1998 to September 2000. From 1991 to March 1998 Mr. Pitts served in operating positions of increasing responsibility for the Company and its predecessors.

         J. Michael Plunkett, 51, has served as Vice President of Kitchen Operations since November 2000. He served as Vice President of Information Systems from November 1996 to November 2000, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

         Sterling R. Smith, 49, has served as Vice President of Operations since June 1995 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.

         Bryan L. Spain, 54, has served as Vice President of Real Estate since March 1997. From 1993 until joining Dave & Buster's, Mr. Spain managed the Real Estate Acquisition and Development

         Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.

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

              Our growth depends upon our ability to open new Complexes - The Company currently plans to open one Complex in fiscal 2002, and up to three in fiscal 2003. Our ability to achieve this expansion goal depends upon our access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel, and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these Complexes. In particular, the capital resources required to develop each new Complex are significant. There is no assurance that we can complete our planned expansion or that new Complexes will perform in a manner consistent with our most recently opened Restaurant/Entertainment Complexes or make a positive contribution to our operating performance.

              We operate a relatively small number of Complexes - As of February 3, 2002, the Company operates 31 Restaurant/Entertainment Complexes. The combination of the relatively small number of locations and the significant investment associated with each new Restaurant/Entertainment Complex may cause our operating results to fluctuate significantly. Due to this relatively small number of locations, poor results of operations at any one Restaurant/Entertainment Complex could materially affect our profitability. Historically, new Restaurant/Entertainment Complexes experience a drop in revenues after their first year of operation, and we do not expect that in subsequent years, any increases in comparable Complex revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new Complexes, the investment risk related to any one Restaurant/Entertainment Complex is much larger than that associated with most other companies' restaurant or entertainment venues.

              Our results of operations are dependent upon consumer discretionary spending - Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in communities in which the Restaurant/Entertainment Complexes are located. A significant weakening in any of the local economies in which we operate may cause our customers to curtail discretionary spending which in turn could materially affect our profitability.

              We compete against many larger entities - The restaurant and entertainment industries are highly competitive. We compete against many food and beverage service operations and entertainment businesses that are larger and have significantly greater financial resources and a greater number of units than we. In addition, the legislation of casino gambling in geographic areas near any of our Complexes creates the likelihood of an additional entertainment alternative, which could have a material adverse effect on our business.

              Our operations are subject to many government regulations - Various federal, state and local laws and permitting and license requirements affect our business. Significant numbers of our hourly personnel are paid at rates related to the federal minimum wage and, accordingly, legislated increases in the minimum wage will increase labor costs at our Complexes. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us and the restaurant industry in general.

              Our results of operations fluctuate in accordance with Complex openings and seasonality As a result of the substantial revenues associated with each new Restaurant Entertainment Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in our results of operations due to lower third quarter revenues in the fall season, and higher fourth quarter revenues associated with the year-end holidays.

              Our results of operations are dependent upon the efforts of our senior management - Our future success will depend largely on the efforts and abilities of our existing senior management, particularly David O. "Dave" Corriveau and James W. "Buster" Corley, the Co-Chief Executive Officers and founders of our business.

              Our common stock price may experience volatility - The market price of our Common Stock has fluctuated substantially due to a variety of factors, including the quarterly operating results of the Company, the results of other restaurant or entertainment companies, changes in general economic conditions or the financial markets and other factors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Item 2.  PROPERTIES

         As of February 3, 2002, the Company operates a total of 31 Complexes located in 14 states. The Company is currently utilizing all available land at its owned locations. The Company's real estate leases are with unaffiliated third parties except where noted.

                                                     Owned or        Lease Expiration     Lease Expiration
           Location                      State    Leased Property          Date           Date with Options
           --------                      -----    ---------------    ----------------     -----------------
           Dallas (Corporate HQ)          TX          Leased           October 2021         October 2041
           Dallas (I)                     TX           Owned                 --                   --
           Dallas (II)                    TX          Leased           December 2002        December 2007
           Houston                        TX          Leased          November, 2021        November 2041
           Atlanta (I)                    GA          Leased           December 2021        November 2041
           Philadelphia                   PA          Leased           January 2015*        January 2024
           Chicago (I)                    IL           Owned                 --                   --
           Chicago (II)                   IL          Leased           January 2016         January 2026
           Hollywood                      FL          Leased**          April 2016           April 2031
           North Bethesda                 MD          Leased           January 2018         January 2033
           Ontario                        CA          Leased           January 2018         January 2028
           Cincinnati                     OH          Leased           January 2018         January 2038
           Denver                         CO          Leased           December 2017        December 2032
           Utica                          MI          Leased             June 2018            June 2033
           Irvine                         CA          Leased             July 2018            July 2028
           Rockland County (West          NY          Leased           January 2019         January 2034
           Nyack)
           Orange                         CA          Leased           January 2019         January 2029
           Columbus                       OH           Owned                 --                   --
           San Antonio                    TX          Leased          September 2018       September 2028
           Atlanta (II)                   GA          Leased            March 2019           March 2034
           St. Louis                      MO          Leased             June 2019            June 2034
           Austin                         TX          Leased           December 2019        December 2034
           Jacksonville                   FL           Owned                 --                   --
           Providence                     RI          Leased           December 2019        December 2034
           Milpitas (San Jose)            CA          Leased           January 2021         January 2031
           Westminster (Denver)           CO          Leased           January 2021         January 2031
           Pittsburgh                     PA          Leased             June 2020            June 2055
           San Diego                      CA          Leased           December 2020         April 2055
           Miami                          FL          Leased            March 2021           March 2031
           Frisco                         TX          Leased            August 2021          August 2036
           Honolulu                       HI          Leased           October 2021         October 2036
           Cleveland                      OH          Leased**         November 2021        November 2036

         * The Company also leases additional parking facilities which expires January 2014.

         **  The Company owns the building and leases the real property.

         The Company also leases a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas for use as its corporate headquarters and distribution center.

Item 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in litigation arising in the ordinary course of its business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, consumer claims and employment-related claims. To date, none of such litigation, some of which is covered by insurance, has had or is expected to have a material effect on the Company and its operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted for a vote of security holders during the fourth quarter ended February 3, 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock traded on the Nasdaq National Market under the symbol DANB from June 26, 1995 until June 3, 1999. Since June 4, 1999, the Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol DAB. The following table summarizes the high and low sales prices per share of Common Stock for the applicable periods indicated, as reported on the Nasdaq National Market and by the NYSE.

                                                                         High              Low
                                                                         ----              ---
                     Fiscal Year 1999
                     First Quarter                                      $23.25           $18.06
                     Second Quarter                                      29.38            20.50
                     Third Quarter                                       26.88             8.75
                     Fourth Quarter                                      10.69             5.06

                     Fiscal Year 2000
                     First Quarter                                      $10.50           $ 6.25
                     Second Quarter                                       7.50             6.00
                     Third Quarter                                        8.88             6.06
                     Fourth Quarter                                      12.25             7.56

                     Fiscal Year 2001
                     First Quarter                                      $10.80           $ 7.75
                     Second Quarter                                       9.15             7.61
                     Third Quarter                                        8.25             5.45
                     Fourth Quarter                                       8.65             6.10

         At April 17, 2002, there were 1,943 holders of record of the Common Stock.

         The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as profits are reinvested into the Company to fund future expansion of its restaurant business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

Item 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

Income Statement Data                  FISCAL YEAR          2001          2000          1999          1998          1997
                                       -----------
                                                             (in thousands, except per share amounts and store data)
Food and beverage revenues                                 $181,358      $168,085      $121,390      $ 89,378      $  64,703
Amusements and other revenues                               176,651       164,218       125,744        92,906         63,801
                                                           --------      --------      --------      --------      ---------
            Total revenues                                  358,009       332,303       247,134       182,284        128,504

Cost of revenues                                             66,939        61,547        45,720        35,582         24,795
Operating payroll and benefits                              110,478       101,143        76,242        52,206         36,227
Other store operating expenses                              106,971        90,581        65,292        45,862         32,787
General and administrative expenses                          20,653        20,019        14,988        10,579          8,489
Depreciation and amortization expense                        28,693        25,716        19,884        12,163          8,470
Preopening costs                                              4,578         5,331         6,053         4,539          3,246
                                                           --------      --------      --------      --------      ---------
            Total costs and expenses                        338,312       304,337       228,179       160,931        114,014

Operating income                                             19,697        27,966        18,955        21,353         14,490
Interest income (expense), net                               (7,820)       (8,712)       (3,339)          194           (179)
                                                           --------      --------      --------      --------      ---------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                    11,877        19,254        15,616        21,547         14,311
Provision for income taxes                                    4,299         7,009         5,724         7,969          5,414
                                                           --------      --------      --------      --------      ---------
Income before cumulative effect of a
     change in an accounting principle                        7,578        12,245         9,892        13,578          8,897
Cumulative effect of a change in an
     accounting principle, net of income
     tax benefit of $2,928                                       --            --         4,687            --             --
                                                           --------      --------      --------      --------      ---------

            Net income                                     $  7,578      $ 12,245      $  5,205      $ 13,578      $   8,897

Net income per share - basic
     Before cumulative effect of a change in
          an accounting principle                          $    .58      $    .95      $    .76      $   1.04      $     .77
     Cumulative effect of a change in an
          accounting principle                                   --            --           .36            --             --
                                                           --------      --------      --------      --------      ---------
                                                           $    .58      $    .95      $    .40      $   1.04      $     .77

Net income per share - diluted
     Before cumulative effect of a change in
          an accounting principle                          $    .58      $    .94      $    .75      $   1.03      $     .76
     Cumulative effect of a change in an
          accounting principle                                   --            --           .36            --             --
                                                           --------      --------      --------      --------      ---------
                                                           $    .58      $    .94      $    .39      $   1.03      $     .76

Weighted average shares outstanding
     Basic                                                   12,956        12,953        13,054        13,053         11,532
     Diluted                                                 13,016        12,986        13,214        13,246         11,711

Balance Sheet Data
Working capital                                            $ (4,478)      $ 5,126       $ 8,957       $ 8,220      $  26,408
Total assets                                                309,134       303,875       268,184       216,592        158,989
Long-term obligations                                        84,896       103,860        91,000        42,500         12,000
Stockholders' equity                                        170,146       162,387       149,899       145,502        133,356

Number of Complexes Open at End of Period
Company operated                                                 31            27            23            17             12

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgements, including those that relate to depreciable lives, goodwill and debt covenants. The estimates and judgements made by management are based on historical data and on various other factors believed to be reasonable under the circumstances.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         Depreciable lives - expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions. The depreciable lives are as follows:

         Property and Equipment
                     Games                                             5 years
                     Buildings                                         40 years
                     Furniture, fixtures and equipment                 5 to 10 years
                     Leasehold and building improvements               Shorter of 20 years or lease life
         Intangible Assets
                     Trademarks                                        Over statutory lives
                     Lease Rights                                      Over remaining lease term

         Goodwill - is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations, however an impairment charge was not considered necessary under FAS 121 as of February 3, 2002.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in income before tax of $349 ($.03 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During the first quarter 2002, the Company will perform the required impairment test of goodwill as of February 3, 2002. Based on current analysis, the Company will record an expense to "Cumulative effect of a change in accounting principle" of $4,541 net of income tax benefit of $2,555 ($.35 per diluted share), upon the adoption of the new standard.

         Debt Covenants - of the Company's facility agreement require compliance with certain financial covenants including a minimum consolidated tangible net worth level, maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. The Company was in compliance with the covenants for the fiscal year ended February 3, 2002. The Company believes the results of operations for the fiscal year ending February 2, 2003 and thereafter would enable us to remain in compliance with the existing covenants absent any material negative event affecting the U.S. economy as a whole. However, the Company's expectations of future operating results and continued compliance with the debt covenants cannot be assured and our lenders' actions are not controllable by us. If the projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on our reported financial position and results of operations.


         FISCAL  2001 COMPARED TO FISCAL  2000

         Total revenues increased to $358,009 for fiscal 2001 from $332,303 for fiscal 2000, an increase of $25,706 or 7.7%. New stores opened in fiscal 2001 increased revenues by $28,431. Revenues from comparable stores decreased by 2.8% in fiscal 2001. The decrease in comparable stores revenues is primarily attributed to the attack on New York and Washington, D.C. on September 11th resulting in a decline in corporate events of 15.4%. Total revenues from licensing agreements were $537.

         Costs of revenues increased to $66,939 for fiscal 2001 from $61,547 for fiscal 2000, an increase of $5,392 or 8.8%. The increase was principally attributed to opening four new stores during the year. As a percentage of revenues, cost of revenues were up .2% to 18.7% for fiscal 2001 versus 18.5% in fiscal 2000 due to freight costs and higher amusement costs associated with redemption, offset by lower food costs.

         Operating payroll and benefits increased to $110,478 for fiscal 2001 from $101,143 for fiscal 2000, an increase of $9,335 or 9.2%. As a percentage of revenue, operating payroll and benefits were 30.9% in fiscal 2001 up .5% from 30.4% in fiscal 2000 due to higher store fixed labor and benefits.

         Other store operating expenses increased to $106,971 for fiscal 2001 from $90,581 for fiscal 2000, an increase of $16,390 or 18.1%. As a percentage of revenues, other store operating expenses were 29.9% in fiscal 2001 as compared to 27.3% in fiscal 2000. The increase in other store operating expenses is due to increases in utilities, marketing and occupancy costs.

         General and administrative expenses increased to $20,653 in fiscal 2001 from $20,019 for fiscal 2000, an increase of $634 or 3.2%. As a percentage of revenues, general and administrative expenses for fiscal 2001 were 5.8% and 6.0% for fiscal 2000.

         Depreciation and amortization expense increased $2,977 to $28,693 in fiscal 2001 from $25,716 in fiscal 2000. As a percentage of revenues, depreciation and amortization increased to 8.0% from 7.7% for the comparable period due to new store openings.

         Preopening costs decreased to $4,578 for fiscal 2001 from $5,331 for fiscal 2000, a decrease of $753 or 14.1%. As a percentage of revenues, preopening costs were 1.3% for fiscal 2001 as compared to 1.6% for fiscal 2000. This decrease is due to timing of store openings and only one store scheduled to open in fiscal 2002.

         Interest expense-net decreased to $7,820 for fiscal 2001 from $8,712 for fiscal 2000. The decrease was due to lower interest rates in fiscal year 2001.

         The effective tax rate for fiscal 2001 was 36.2% as compared to 36.4% for fiscal 2000 and was the result of a lower effective state tax rate.



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

         Operating payroll and benefits increased to $101,143 for fiscal 2000 from $76,242 for fiscal 1999, an increase of $24,901 or 33%. As a percentage of revenue, operating payroll and benefits decreased to 30.4% in fiscal 2000 from 30.9% in fiscal 1999 due to lower fixed labor costs, taxes and benefits offset by higher variable labor costs.

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

         Preopening costs decreased to $5,331 for fiscal 2000 from $6,053 for fiscal 1999, a decrease of $722 or 12%. As a percentage of revenues, preopening costs were 1.6% for fiscal 2000 as compared to 2.4% for fiscal 1999. This decrease was due to the lesser number of new stores opened in 2000 compared to 1999.

         Interest expense - net increased to $8,712 for fiscal 2000 from $3,339 for fiscal 1999. The increase was due to a higher average debt balance and higher interest rates in 2000 versus 1999.

         The effective tax rate for fiscal year 2000 was 36.4% as compared to 36.7% for fiscal year 1999 and was the result of a lower effective state tax rate.


         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $44,917 in 2001 compared to $36,678 in 2000 and $24,940 in 1999. Operating cash flows in 2001 increased primarily due to the timing of accounts payable disbursements. The increase in 2000 was attributable to improvement in profitability and timing of operational receipts and payments.

         Cash used in investing activities was $25,727 in 2001 and $53,574 in 2000 compared to $73,798 in 1999. All investing expenditures are related to opening of new stores and normal recurring maintenance at previously existing stores.

         Financing activities provided cash of $47,440 in 1999 and $16,984 in 2000 compared to a use of cash of $17,407 in 2001. Net use of cash by financing activities in 2001 was directly attributed to repayment of long-term debt of $41,648 offset by borrowings from long-term debt of $24,060. Net cash provided by financing activities in 2000 and 1999 was due to borrowings under long-term debt exceeding any repayments during each year.

         The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through maturity. Borrowing under the facility bears interest at a floating rate based on LIBOR (1.77% at February 3, 2002) or, at the Company's option, the bank's prime rate (4.75% at February 3, 2002) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. On November 19, 2001, the Company amended the facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans for a limited period. At February 3, 2002, $5,208 was available under this facility.

         The Company has entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $51,255 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $858 to interest expense was incurred in fiscal 2001 under the agreement.

         The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

         The Company plans to open one new store during the fiscal year ended February 2, 2003. The preopening and construction costs of the new store will be provided from internal cash flow. Subsequent to the fiscal year ending February 2, 2003, the Company intends to open up to three stores per year, if adequate external financing can be secured to supplement internally generated cash flow.

         SALE/LEASEBACK TRANSACTIONS

         During the year ended February 3, 2002, the Company completed the sale/leaseback of two stores (Atlanta and Houston) and the corporate headquarters in Dallas. Cash proceeds of $18,474 were received along with $5,150 in twenty year interest bearing notes receivable at 7-7.5%. The locations were sold to non-affiliated entities. No revenue or profit was recorded at the time of the transaction.

         Upon execution of the sale/leaseback transactions, property costs of $27,360 and accumulated depreciation of $3,832 were removed from the Company's books resulting in a loss of $272 which was recognized in 2001 and a gain of $713 on one facility being amortized over the term of the operating lease.

         Future operating lease obligations under the lease agreements are as follows: $2,917 in 2002, $2,957 in 2003, $2,997 in 2004, $3,037 in
         2005, $3,078 in 2006 and $50,976 thereafter. Future minimum note payments and interest income associated with the sale/leasebacks at Houston and Atlanta are as follows: $488 in 2002, $488 in 2003, $488 in 2004, $488 in 2005 and $7,782 thereafter.


         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

          The following tables set forth the Company's contractual obligations and commercial commitments (in thousands):

                                                     Payments Due by Period
                                          ---------------------------------------------
Contractual Obligations                   1 Year        2-3         4-5        After 5
                             Total        or less      Years       Years        Years
                           ---------      -------     -------     -------     ---------
Long-term debt             $  90,396      $ 5,500     $19,700     $54,653     $  10,543
Operating leases             344,633       19,474      37,614      36,566       250,979
Operating leases under
     sale/leaseback           65,964        2,917       5,953       6,115        50,979
transactions
                           ---------      -------     -------     -------     ---------
Total                      $ 500,993      $27,891     $63,267     $97,334     $ 312,501


                                           Amount of Commitment Expiration Per Period
                                          -------------------------------------------
Other Commercial Commitments               1 Year          2-3         4-5    After 5
                                   Total  or less         Years       Years    Years
                                   -----  --------        -----       -----   -------
Letters of Credit                  $ 940  $    940        $  --       $  --   $    --



         QUARTERLY FLUCTUATIONS, SEASONALITY, AND INFLATION

         As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the fall season, and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are not expected to be material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

         MARKET RISK

         The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. The Company's agreement to fix a portion of its variable-rate debt mitigates this exposure.


         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report are not based on historical facts but are "forward-looking statements" that are based on numerous assumptions made as of the date of this report. Forward looking statements are generally identified by the words "believes", "expects", "intends", "anticipates", "scheduled", and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability of capital; locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. The Company's agreement to fix a portion of its variable-rate debt mitigates this exposure.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set under the caption "Director and Nominee Information" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June, 11, 2002 is incorporated herein by reference. Certain information with respect to the executive officers of the Company is included in Part I hereof under the caption "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

          The information set under the captions "Summary of Executive Compensation" and "Director Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set under the caption "Beneficial Ownership of Common Stock" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002 is incorporated herein by reference.

                                     PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements                                                                  Page

                 Consolidated Balance Sheets -
                        February 3, 2002 and February 4, 2001                                          F-1

                 Consolidated Statement of Income -
                        Fiscal years ended February 3, 2002, February 4, 2001
                        and January 30 ,2002.                                                          F-2

                 Consolidated Statements of Stockholders' Equity - Fiscal years ended February 3, 2002, February 4, 2001
                        and January 30, 2000                                                           F-3

                 Consolidated Statements of Cash Flows -
                        Fiscal years ended February 2, 2002, February 4, 2001
                        and January 30, 2000                                                           F-4

                 Notes to Consolidated Financial Statements                                    F-5 through F-11

                 Report of Independent Auditors                                                       F-12

          (a)(2) Financial Statement

                 All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (a)(3) Exhibits incorporated by reference or filed with this Report

                 The exhibits listed below are filled with or incorporated by reference into this Annual Report on Form 10K. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Unless otherwise indicated, the exhibit number below corresponds to the exhibit number incorporated by reference. ITEMS LISTED IN BOLDFACE ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED PURSUANT TO ITEM 14(c) OF THIS REPORT.

                 3.1      Restated Articles of Incorporation of the Company. (1)

                 3.2      Bylaws of the Company. (1)

                 10.1 Revolving Credit and Term Loan Agreement, dated June 30, 2000, among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein. (2)

                 10.1.1 Amendment No. 1 to Revolving Credit and Term Loan Agreement dated May 31, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein. (7)

                 10.1.2 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated November 19, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions names therein.
                          (8)

                 10.2 - 10.6 Intentionally omitted.

                 10.7 Rights Agreement between the Company and Rights Agent, dated June 16, 1995. (1)

                 10.8 1995 STOCK OPTION PLAN (AS AMENDED AND RESTATED APRIL 26, 2000). (3)

                 10.9     STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. (4)

                 10.11 EMPLOYMENT AND EXECUTIVE RETENTION AGREEMENTS FOR CO-CHIEF EXECUTIVE OFFICERS, DATED JUNE 16, 1995. (5)

                 10.12 FORM OF INDEMNITY AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS. (6)

                 10.13    Intentionally Omitted.

                 10.14 EXECUTIVE RETENTION AGREEMENT FOR STERLING R. SMITH DATED JUNE 11, 2001 (8)

                 10.15    Intentionally Omitted.

                 10.16 Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital, Business Asset Funding Corporation, as purchaser, for the Company's corporate headquarters in Dallas, Texas. (8)

                 10.17 Lease Agreement dated October 1, 2001 between General Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant for the Company's corporate headquarters in Dallas, Texas. (8)

                 10.18 Agreement of Sale and Purchase dated November 12, 2001 between D&B Realty Holding, Inc., as seller and KAZA I, Ltd. As purchaser for Houston, Texas property. (9)

                 10.19 Lease Agreement dated December 14, 2001 between KAZA I L.P. as landlord, and Dave & Buster's I, L.P. as tenant for Houston, Texas property. (9)

                 10.20 Agreement of Sale and Purchase dated as of December 17, 2001 between D&B Realty Holding, Inc., as seller, and Landfair, LLC as purchaser for Marietta, Georgia property. (9)

                 10.21 Lease Agreement dated December 17, 2001 between Landfair LLC, as landlord, and Dave & Buster's I, L.P., as tenant, for Marietta, Georgia property. (9)

                 10.22 EXECUTIVE RETENTION AGREEMENT DATED JUNE 7, 2001 BETWEEN THE COMPANY AND JOHN S. DAVIS. (9)

                 10.23 EXECUTIVE RETENTION AGREEMENT DATED DECEMBER 3, 2001 BETWEEN THE COMPANY AND W. C. HAMMETT, JR. (9)

                 21.1     Subsidiaries of the Company. (9)

                 23       Independent Auditors' Consent. (9)


          (b)    Reports of Form 8-K

                 The Company was not required to file a current report on Form 8-K during the thirteen weeks ended February 3, 2002.

          (c)    Exhibits.

                 The Index of Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the financial statement pages of this Form 10-K.

          (d)    Financial Statements of Subsidiaries or Affiliates.

                 Not applicable.

---------------------

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

(5) Filed as an Exhibit to the registrants Form 10-K for the fiscal year ended February 4, 2001.

(6) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(7) Filed as an Exhibit to the registrant's Form 10-Q for the 13 week period ended August 5, 2001.

(8) Filed as an Exhibit to the registrant's From 10-Q for the 13 week period ended November 4, 2001.

(9)  Filed herewith.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Dave & Buster's, Inc.
                                                    a Missouri corporation





                                                    By:  /s/ W.C. Hammett, Jr.
                                                       -------------------------
                                                       W. C. Hammett, Jr.,
                                                       Vice President, Chief
                                                       Financial Officer


Date:     April 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2002.

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

/s/ James W. Corley                                                  Co-Chairman of the Board,
-------------------
James W. Corley                                                      Co-Chief Executive Officer, Chief
                                                                     Operating Officer and Director


/s/ W.C. Hammett, Jr.                                                Vice President, Chief Financial
---------------------                                                Officer
W. C. Hammett, Jr.                                                   (Principal Financial and Accounting
                                                                     Officer)

/s/ Allen J. Bernstein                                               Director
----------------------
Allen J. Bernstein


/s/ Peter A. Edison                                                  Director
-------------------
Peter A. Edison


/s/ Bruce H. Hallett                                                 Director
--------------------
Bruce H. Hallett


/s/ Walter S. Henrion                                                Director
---------------------
Walter S. Henrion


/s/ Mark A. Levy                                                     Director
----------------
Mark A. Levy


/s/ Christopher C. Maguire                                           Director
--------------------------
Christopher C. Maguire

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                         FEBRUARY 3, 2002  FEBRUARY 4, 2001
                                                                  (in thousands, except share and per share amounts)
Assets
Current assets:
     Cash and cash equivalents                                               $    4,521       $    3,179
     Inventories                                                                 25,964           21,758
     Prepaid expenses                                                             1,442            3,663
     Other current assets                                                         2,445            1,787
                                                                             ----------       ----------
          Total current assets                                                   34,372           30,387
Property and equipment, net (Note 2)                                            258,302          260,467
Goodwill, net of accumulated amortization of $2,612 and $2,263                    7,096            7,445
Other assets                                                                      9,364            5,576
                                                                             ----------       ----------
Total assets                                                                 $  309,134       $  303,875


Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt (Note 4)                         $    5,500       $    4,124
     Accounts payable                                                            15,991            9,291
     Accrued liabilities (Note 3)                                                11,085            7,050
     Income taxes payable (Note 5)                                                5,054            3,567
     Deferred income taxes (Note 5)                                               1,220            1,229
                                                                             ----------       ----------
          Total current liabilities                                              38,850           25,261
Deferred income taxes (Note 5)                                                    8,143            7,667
Other liabilities                                                                 7,099            4,700
Long-term debt, less current installments (Note 4)                               84,896          103,860
Commitments and contingencies (Notes 4, 6 and 11)
Stockholders' equity (Note 7):
     Preferred stock, 10,000,000 authorized; none issued                             --               --
     Common stock, $0.01 par value, 50,000,000 authorized;
          12,959,209 and 12,953,375 shares issued and outstanding
          as of February 3, 2002 and February 4, 2001, respectively                 131              131
     Paid in capital                                                            115,701          115,659
     Restricted stock awards                                                        382              243
     Retained earnings                                                           55,778           48,200
                                                                             ----------       ----------
                                                                                171,992          164,233
     Less:  treasury stock, at cost (175,000 shares)                              1,846            1,846
                                                                             ----------       ----------
          Total stockholders' equity                                            170,146          162,387
                                                                             ----------       ----------
Total liabilities and stockholders' equity                                   $  309,134       $  303,875


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

                                                            FISCAL YEAR       2001             2000             1999
                                                                               (in thousands, except per share amounts)
Food and beverage revenues                                                 $  181,358       $  168,085       $  121,390
Amusement and other revenues                                                  176,651          164,218          125,744
                                                                           ----------       ----------       ----------
     Total revenues                                                           358,009          332,303          247,134

Cost of revenues                                                               66,939           61,547           45,720
Operating payroll and benefits                                                110,478          101,143           76,242
Other store operating expenses                                                106,971           90,581           65,292
General and administrative expenses                                            20,653           20,019           14,988
Depreciation and amortization expense                                          28,693           25,716           19,884
Preopening costs                                                                4,578            5,331            6,053
                                                                           ----------       ----------       ----------
     Total costs and expenses                                                 338,312          304,337          228,179

Operating income                                                               19,697           27,966           18,955
Interest expense, net                                                           7,820            8,712            3,339
                                                                           ----------       ----------       ----------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                                      11,877           19,254           15,616
Provision for income taxes (Note 5)                                             4,299            7,009            5,724
                                                                           ----------       ----------       ----------

Income before cumulative effect of a
     change in an accounting principle                                          7,578           12,245            9,892

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                                --               --            4,687
                                                                           ----------       ----------       ----------

Net income                                                                 $    7,578       $   12,245       $    5,205

Net income per share - basic
     Before cumulative effect of a change in an accounting principle       $      .58       $      .95       $      .76
     Cumulative effect of a change in an accounting principle                      --                               .36
                                                                           ----------       ----------       ----------
                                                                           $      .58       $      .95       $      .40
Net income per share - diluted
     Before cumulative effect of a change in an accounting principle       $      .58       $      .94       $      .75
     Cumulative effect of a change in an accounting principle                      --               --              .36
                                                                           ----------       ----------       ----------
                                                                           $      .58       $      .94       $      .39

Weighted average shares outstanding
     Basic                                                                     12,956           12,953           13,054
     Diluted                                                                   13,016           12,986           13,214



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                      Common Stock
                                      ------------        Paid in      Restricted    Retained      Treasury
                                   Shares      Amount     Capital     Stock Awards   Earnings        Stock          Total
                                                                     (in thousands)
Balance, January 31, 1999          13,069      $  131     $114,621     $      --     $  30,750     $      --      $ 145,502

Proceeds from exercising
     stock options                     59          --          786            --            --            --            786
Tax benefit related to stock
     option exercises                  --          --          252            --            --            --            252
Purchase of treasury stock           (175)         --           --            --            --        (1,846)        (1,846)
Net income                             --          --           --            --         5,205            --          5,205
                                 --------      ------     --------     ---------     ---------     ---------      ---------
Balance, January 30, 2000          12,953      $  131     $115,659     $      --     $  35,955     $  (1,846)     $ 149,899

Amortization of restricted
     stock awards                      --          --           --           243            --            --            243
Net income                             --          --           --            --        12,245            --         12,245
                                 --------      ------     --------     ---------     ---------     ---------      ---------
Balance, February 4, 2001          12,953      $  131     $115,659     $     243     $  48,200     $  (1,846)     $ 162,387

Amortization of restricted
     stock awards                      --          --           --           139            --            --            139
Proceeds from exercising
     stock options                      6          --           40            --            --            --             40
Tax benefit related to stock
     option exercises                  --          --            2            --            --            --              2
Net income                             --          --           --            --         7,578            --          7,578
                                 --------      ------     --------     ---------     ---------     ---------      ---------
Balance, February 3, 2002          12,959      $  131     $115,701     $     382     $  55,778     $  (1,846)     $ 170,146


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


                                                         FISCAL YEAR        2001           2000           1999
                                                                                     (in thousands)
Cash flows from operating activities:
     Net income                                                           $   7,578      $  12,245      $   5,205
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative effect of change in an accounting principle            --             --          4,687
               Depreciation and amortization                                 28,693         25,716         19,884
               Provision for deferred income taxes                              467          1,182            986
               Restricted stock awards                                           --            243             --
               Gain on sale of assets                                          (441)            --             --
               Changes in assets and liabilities
                    Inventories                                              (4,206)        (5,515)        (5,432)
                    Prepaid expenses                                          2,221         (1,559)          (361)
                    Other assets                                             (4,457)          (671)          (666)
                    Accounts payable                                          6,700         (2,577)        (1,827)
                    Accrued liabilities                                       4,035          2,192          1,073
                    Income taxes payable                                      1,487          3,567             --
                    Other liabilities                                         2,399          1,855          1,391
                                                                          ---------      ---------      ---------
Net cash provided by operating activities                                    44,476         36,678         24,940
Cash flows from investing activities:
     Proceeds from sale/leasebacks                                           18,474             --             --
     Capital expenditures                                                   (44,201)       (53,574)       (73,798)
                                                                          ---------      ---------      ---------
Net cash used in investing activities                                       (25,727)       (53,574)       (73,798)
                                                                          ---------      ---------      ---------
Cash flows from financing activities:
     Purchase of treasury stock                                                  --             --         (1,846)
     Borrowings under long-term debt                                         24,060        131,292         50,000
     Repayments of long-term debt                                           (41,648)      (114,308)        (1,500)
     Proceeds from issuance of common stock, net                                181             --            786
                                                                          ---------      ---------      ---------
Net cash (used in)/provided by financing activities                         (17,407)        16,984         47,440
                                                                          ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                              1,342             88         (1,418)
Beginning cash and cash equivalents                                           3,179          3,091          4,509
                                                                          ---------      ---------      ---------

Ending cash and cash equivalents                                          $   4,521      $   3,179      $   3,091

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                           $   2,590      $   1,941      $   4,188
     Cash paid for interest, net of amounts capitalized                   $   7,261      $   8,363      $   3,455


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

FISCAL YEAR - The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 2001, 2000 and 1999 are to the 52 weeks ended February 3, 2002 and to the 53 weeks ended February 4, 2001 and to the 52 weeks ended January 30, 2000, respectively.

INVENTORIES - Inventories, which consist of food, beverage and merchandise are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventory is capitalized at each store opening date and reviewed periodically for valuation.

PREOPENING COSTS - The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", in the first quarter of fiscal 1999. This accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each store. The cumulative effect of this accounting change, net of income tax benefit of $2,928, was $4,687 in fiscal 1999.

PROPERTY AND EQUIPMENT - Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 2001, 2000 and 1999 was $892, $1,555 and $1,623, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

GOODWILL - Goodwill of $9,708 is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in income before tax of $349 ($.03 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During the first quarter of 2002, the Company will perform the required impairment test of goodwill as of February 3, 2002. Based on current analysis, the Company will record an expense to "Cumulative effect of a change in accounting principle" of $4,541 net of income tax benefit of $2,555 ($.35 per diluted share), upon the adoption of the new standard.

DEPRECIATION AND AMORTIZATION - Property and equipment, excluding most games, are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150%-double-declining-balance method over the estimated useful lives of the assets. Intangible assets are amortized on the straight-line method over estimated useful lives as follows: trademarks over statutory lives and lease rights over remaining lease terms.

INTEREST RATE SWAP AGREEMENTS - The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective February 5, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the year, the Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at February 3, 2002) on notional amounts aggregating $51,255. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by reduction in interest expense under the debt obligation.

The Company is exposed to credit losses for periodic settlements of amounts due under the agreements. A charge of $858 to interest expense was incurred in fiscal 2001 under the agreement.

INCOME TAXES - The Company uses the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

STOCK OPTION PLAN - The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

REVENUE RECOGNITION - Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on a percentage of gross revenues and are recognized when assured.

ADVERTISING COSTS - In accordance with SOP 93-7 "Reporting on Advertising Costs", all costs of advertising are recorded as expense in the period in which the costs are incurred or the first time the advertising takes place. For fiscal 2001 and 2000, such expenses are 3.7% and 3.3% of revenue, respectively.

TREASURY STOCK - During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 1,000 shares of the Company's common stock. Pursuant to the plan, the Company repurchased 175 shares of its common stock for approximately $1,846 during fiscal 1999.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                2001           2000
Land ...................................     $   6,706      $  11,308
Buildings ..............................        34,232         56,023
Leasehold and building improvements ....       143,114        110,559
Games ..................................        79,673         69,970
Furniture, fixtures, and equipment .....        92,033         72,723
Construction in progress ...............         3,711         17,914
                                             ---------      ---------
     Total cost ........................       359,469        338,497
Accumulated depreciation ...............      (101,167)       (78,030)
                                             ---------      ---------

                                             $ 258,302      $ 260,467

NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                          2001         2000
Payroll ...........................     $  2,393     $  1,873
Sales and use tax .................        1,387        1,618
Real estate tax ...................        2,620        1,873
Other .............................        4,685        1,686
                                        --------     --------

      Total accrued liabilities ...     $ 11,085     $  7,050

NOTE 4:  LONG-TERM DEBT

In 2000, the Company secured a $110,000 senior secured revolving credit and term loan facility. On November 19, 2001, the Company amended its senior secured revolving credit and term loan facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and term loans. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through the maturity date. Borrowing under the facility bears interest at a floating rate based on LIBOR (1.77% at February 3, 2002) or, at the Company's option, the bank's prime rate (4.75% at February 3, 2002) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At February 3, 2002, $5,208 was available under this facility. The fair value of the Company's long-term debt approximates its carrying value.

The Company has entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $51,255 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $858 to interest expense was incurred in 2001 under the agreement.


NOTE 5:  INCOME TAXES

The provision for income taxes is as follows:

                                                    2001         2000         1999
Current expense
     Federal ................................     $  3,149     $  5,077     $  4,242
     State and local ........................          504          750          496
Deferred tax expense ........................          646        1,182          986
                                                  --------     --------     --------
     Total provision for income taxes .......     $  4,299     $  7,009     $  5,724

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                               2001          2000          1999
Accelerated depreciation ...............     $ 11,399      $  9,474      $  7,475
Preopening costs .......................       (1,378)           --            --
Prepaid expenses .......................          152           129           130
Capitalized interest costs .............        1,740         1,281         1,346
                                             --------      --------      --------
     Total deferred tax liabilities ....       11,913        10,884         8,951


Worker's compensation ..................          281           304           330
Leasing transactions ...................        2,288         1,500           791
Other ..................................          (19)          184           116
                                             --------      --------      --------
     Total deferred tax assets .........        2,550         1,988         1,237
                                             --------      --------      --------
Net deferred tax liability .............     $ (9,363)     $ (8,896)     $ (7,714)

Reconciliation of federal statutory rates to effective income tax rates:

                                                  2001         2000         1999
Federal corporate statutory rate ............     35.0 %       35.0 %       35.0 %
State and local income taxes, net
     of federal income tax benefit ..........      3.1 %        2.2 %        2.1 %
Goodwill amortization and other
     nondeductible expenses .................      1.0 %        2.1 %        2.2 %
Tax credits .................................     (4.3) %      (2.0) %      (1.9)%
Effect of change in deferred tax rate .......       --         (1.9) %      (2.4)%
Other .......................................      1.4 %        1.0 %        1.7 %
                                                 -----        -----        -----
Effective tax rate ..........................     36.2 %       36.4 %       36.7 %


NOTE 6:  LEASES

The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. Most leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues; however, payments of percentage rent were minimal during the three-year period ended February 3, 2002. For 2001, 2000 and 1999, rent expense for operating leases was $19,469, $14,295 and $11,119, respectively. At February 3, 2002, future minimum lease payments required under operating leases are $22,391 in 2002; $21,892 in 2003; $21,675 in 2004; $21,368 in 2005; $21,313 in
2006 and $301,957 thereafter.

During the year ended February 3, 2002, the Company completed the sale/leaseback of two stores (Atlanta and Houston) and the corporate headquarters in Dallas. Cash proceeds of $18,474 were received along with $5,150 in twenty year interest bearing notes receivable at 7-7.5%. The locations were sold to non-affiliated entities. No revenue or profit was recorded at the time of the transaction.

Upon execution of the sale/leaseback transactions, property costs of $27,360 and accumulated depreciation of $3,832 were removed from the Company's books resulting in a loss of $272 which was recognized in 2001 and a gain of $713 on one facility being amortized over the term of the operating lease.

Future operating lease obligations under the lease agreements are as follows:
$2,917 in 2002, $2,957 in 2003, $2,997 in 2004, $3,037 in 2005, $3,078 in 2006
and $50,976 thereafter. Future minimum note payments and interest income associated with the sale/leasebacks at Houston and Atlanta are as follows: $488 in 2002, $488 in 2003, $488 in 2004, $488 in 2005 and $7,782 thereafter.

NOTE 7:  COMMON STOCK

In 1995, the Company adopted the Dave & Buster's, Inc. 1995 Stock Option Plan (the "Plan") covering 675 shares of common stock. In 1997, 1998 and 2001, the Company increased the shares of common stock covered by the Plan to 1,350, 2,350 and 2,950 respectively. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110% in the case of an incentive stock option granted to any person who owns more than 10% of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85% of the fair market value of the common stock at the time of grant and are primarily exercisable over a three to five year period from the date of the grant.

In 1996, the Company adopted a stock option plan for outside directors (the "Directors' Plan"). A total of 150 shares of common stock are subject to the Directors Plan. The options granted under the Directors' Plan vest ratably over a three year period. In 2001, the Company increased the shares of common stock subject to the Directors' Plan from 150 shares to 190 shares.

In 2000, the Company amended and restated the Dave & Buster's, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. These restricted stock awards will fully vest at the end of the vesting period or the attainment of one or more performance targets established by the Company. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends. The Company issued in 2001 and 2000, 63.5 and 267 shares of restricted stock at a market value of $6.45 - $7.90 and $6.75, respectively, which vest at the earlier of attaining certain performance targets or seven years. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the unearned compensation was $139 and $243 in 2001 and 2000, respectively.

Pro forma information regarding net income and earnings per common share is required by SFAS 123, and is used as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.59%, 6.30%, and 5.39%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .650, .740, and .494; and a weighted-average life of the option of 3.2, 2.7, and 4.4 years.

The Black-Scholes option valuation model is used in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Because SFAS 123 requires compensation expense to be recognized over the vesting period, the impact on pro forma net income and pro forma earnings per common share as reported below may not be representative of pro forma compensation expense in future years.

The Company's pro forma information is as follows:

                                                     2001          2000         1999
Net income, as reported........................    $  7,578      $ 12,245     $ 5,205
Pro forma net income...........................    $  5,931      $ 10,018     $ 3,627
Basic net income per share, as reported........    $    .58      $    .95     $   .40
Pro forma basic net income per share...........    $    .46      $    .77     $   .28
Diluted net income per share, as reported......    $    .58      $    .94     $   .39
Pro forma diluted net income per share.........    $    .46      $    .77     $   .27

A summary of the Company's stock option activity and related information is as follows:

                                                              2001                         2000                          1999
                                                            Weighted-                     Weighted-                    Weighted-
                                                             Average                      Average                       Average
                                             Options     Exercise Price    Options     Exercise Price    Options     Exercise Price
Outstanding - beginning of year                1,932         $14.78          1,666         $17.24          1,145        $16.82
Granted                                        1,233         $ 6.82            674         $ 7.49            734        $18.10
Exercised                                         (6)        $ 6.80             --             --            (59)       $12.88
Forfeited                                       (234)        $13.16           (408)        $12.77           (154)       $20.09
Outstanding - end of year                      2,925         $11.56          1,932         $14.78          1,666        $17.24
Exercisable - end of year                      1,178         $15.26            642         $17.37            516        $14.87
Weighted-average fair value of options
     granted during the year                                 $ 3.28                        $ 3.96                       $ 8.36


As of February 3, 2002, exercise prices for 2,925 options ranged from $6.10 to $25.32. The weighted-average remaining contractual life of the options is 7.6 years.

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

NOTE 8:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            2001        2000        1999
Numerator-Net Income                                       $ 7,578     $12,245     $ 5,205
                                                           -------     -------     -------

Denominator:
     Denominator for basic net income per share -
     Weighted average shares                                12,956      12,953      13,054
Effect of dilutive securities - employee stock options          60          33         160
                                                           -------     -------     -------
Denominator for diluted earnings per share - adjusted
weighted average shares                                     13,016      12,986      13,214

Basic net income per share                                 $   .58     $   .95     $   .40

Diluted net income per share                               $   .58     $   .94     $   .39


Options to purchase 1,529, 1,346 and 925 shares of common stock for 2001, 2000 and 1999, respectively, were not included in the computation of diluted net income per share because the options would have been antidilutive.

NOTE 9:  RELATED PARTY ACTIVITY

During 2000, the Company was party to a consulting agreement with Sandell Investments ("Sandell"), a partnership whose controlling partner is a director of the Company. Sandell advises the Company with respect to expansion and site selection, market analysis, improvement and enhancement of the Dave & Buster's concept and other similar and related activities. Annual fees of $125 were paid to Sandell in 2000 and 1999, the maximum fee provided for under the agreement.

The Company was a party to a sale/leaseback transaction with Cypress Equities, Inc. for its San Diego, California location, whereby the Company received $8,000 in exchange for committing to lease payments of approximately $6,300 over 20 years with options for renewal. A director of the Company is the managing member of Cypress Equities, Inc. Payments to Cypress Equities, Inc. in 2001 and 2000 were $1,242 and $349, respectively.

NOTE 10: EMPLOYEE BENEFIT PLAN

The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 20% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.

NOTE 11: CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 2001                                          First        Second       Third         Fourth
Total revenues ................................     $ 88,210     $ 83,622     $ 81,371      $104,806
Income before provision for income taxes ......        4,834        2,675       (2,936)        7,304
Net income ....................................        3,084        1,707       (1,873)        4,660
Basic net income per share ....................     $    .24     $    .13     $   (.14)     $    .36
Basic weighted average shares outstanding .....       12,953       12,954       12,956        12,957
Diluted net income per share ..................     $    .24     $    .13     $   (.14)     $    .36
Diluted weighted average shares outstanding ...       13,068       13,028       12,956        12,992


Fiscal 2000                                          First      Second       Third      Fourth
Total revenues ................................     $77,849     $77,566     $79,244     $97,644
Income before provision for income taxes ......       4,565       3,397       2,368       8,924
Net income ....................................       2,890       2,150       1,499       5,706
Basic net income per share ....................     $   .22     $   .17     $   .12     $   .44
Basic weighted average shares outstanding .....      12,953      12,953      12,953      12,953
Diluted net income per share ..................     $   .22     $   .17     $   .12     $   .44
Diluted weighted average shares outstanding ...      12,960      12,954      12,974      13,077

REPORT OF INDEPENDENT AUDITORS


STOCKHOLDERS AND BOARD OF DIRECTORS
DAVE & BUSTER'S, INC.


We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of February 3, 2002 and February 4, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 3, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at February 3, 2002 and February 4, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2002, in conformity with accounting principles generally accepted in the United States.

                                                      Ernst & Young LLP



Dallas, Texas
March  27, 2002

                                INDEX OF EXHIBITS


        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
         3.1      Restated Articles of Incorporation of the Company. (1)

         3.2      Bylaws of the Company. (1)

         10.1 Revolving Credit and Term Loan Agreement, dated June 30, 2000, among the Company and its subsidiaries, Fleet National Bank
                  (as agent) and the financial institutions named therein. (2)

         10.1.1 Amendment No. 1 to Revolving Credit and Term Loan Agreement dated May 31, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein. (7)

         10.1.2 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated November 19, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions names therein. (8)

         10.2 - 10.6 Intentionally omitted.

         10.7     Rights Agreement between the Company and Rights Agent, dated
                  June 16, 1995. (1)

         10.8     1995 STOCK OPTION PLAN (AS AMENDED AND RESTATED APRIL 26,
                  2000). (3)

         10.9     STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. (4)

         10.11    EMPLOYMENT AND EXECUTIVE RETENTION AGREEMENTS FOR CO-CHIEF
                  EXECUTIVE OFFICERS, DATED JUNE 16, 1995. (5)

         10.12    FORM OF INDEMNITY AGREEMENTS WITH EXECUTIVE OFFICERS AND
                  DIRECTORS. (6)

         10.13    Intentionally Omitted.

         10.14    EXECUTIVE RETENTION AGREEMENT FOR STERLING R. SMITH DATED JUNE
                  11, 2001 (8)

         10.15    Intentionally Omitted.

         10.16 Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital, Business
                  Asset Funding Corporation, as purchaser, for the Company's corporate headquarters in Dallas, Texas. (8)

         10.17    Lease Agreement dated October 1, 2001 between General Electric
                  Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant for the Company's corporate headquarters in Dallas, Texas. (8)

         10.18    Agreement of Sale and Purchase dated November 12, 2001 between
                  D&B Realty Holding, Inc., as seller and KAZA I, Ltd. As purchaser for Houston, Texas property. (9)

         10.19 Lease Agreement dated December 14, 2001 between KAZA I L.P. as landlord, and Dave & Buster's I, L.P. as tenant for Houston,
                  Texas property. (9)


         10.20 Agreement of Sale and Purchase dated as of December 17, 2001 between D&B Realty Holding, Inc., as seller, and Landfair, LLC as purchaser for Marietta, Georgia property. (9)

         10.21 Lease Agreement dated December 17, 2001 between Landfair LLC, as landlord, and Dave & Buster's I, L.P., as tenant, for Marietta, Georgia property. (9)

         10.22    EXECUTIVE RETENTION AGREEMENT DATED JUNE 7, 2001 BETWEEN THE
                  COMPANY AND JOHN S. DAVIS. (9)

         10.23    EXECUTIVE RETENTION AGREEMENT DATED DECEMBER 3, 2001 BETWEEN
                  THE COMPANY AND W. C. HAMMETT, JR. (9)

         21.1     Subsidiaries of the Company. (9)

         23       Independent Auditors' Consent. (9)

----------


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

(5) Filed as an Exhibit to the registrants Form 10-K for the fiscal year ended February 4, 2001.

(6) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995 and incorporated herein by reference.

(7) Filed as an Exhibit to the registrant's Form 10-Q for the 13 week period ended August 5, 2001.

(8) Filed as an Exhibit to the registrant's From 10-Q for the 13 week period ended November 4, 2001.

(9)  Filed herewith.