Form 10-Q
period 2002-05-05
DAVE & BUSTERS INC
filed 2002-06-14
CIK 943823

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

 X   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR
---  THE QUARTER ENDED MAY 5, 2002.


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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of May 30, 2002 was 13,269,611shares.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          13 Weeks Ended
                                                                                     May 5, 2002   May 6, 2001
                                                                                     -----------   -----------
        Food and beverage revenues                                                    $  48,743     $  43,612
        Amusements and other revenues                                                    48,499        44,598
                                                                                      ---------     ---------
                    Total revenues                                                       97,242        88,210
        Cost of revenues                                                                 18,116        16,495
        Operating payroll and benefits                                                   30,765        27,224
        Other store operating expenses                                                   27,943        24,209
        General and administrative expenses                                               6,111         5,296
        Depreciation and amortization expense                                             7,555         6,751
        Preopening costs                                                                    152         1,079
                                                                                      ---------     ---------
                    Total costs and expenses                                             90,642        81,054
        Operating income                                                                  6,600         7,156
        Interest expense, net                                                             2,008         2,322
                                                                                      ---------     ---------
        Income before provision for income taxes                                          4,592         4,834
        Provision for income taxes                                                        1,676         1,750
                                                                                      ---------     ---------

        Income before cumulative effect of a
             change in an accounting principle                                        $   2,916     $   3,084

        Cumulative effect of a change in an
             accounting principle                                                         7,096             0
                                                                                      ---------     ---------

        Net (loss)/income                                                             $  (4,180)    $   3,084
                                                                                      =========     =========

        Net (loss)/income per share - basic
             Before cumulative effect of a change
                in an accounting principle                                            $    0.22     $    0.24
             Cumulative effect of a change in an
                accounting principle                                                      (0.55)            0
                                                                                      ---------     ---------
                                                                                      $   (0.33)    $    0.24
        Net (loss)/income per share - diluted
             Before cumulative effect of a change
                in an accounting principle                                            $    0.22     $    0.24
             Cumulative effect of a change in an
                accounting principle                                                      (0.53)            0
                                                                                      ---------     ---------
                                                                                      $   (0.31)    $    0.24

        Basic weighted average shares outstanding                                        12,971        12,953
        Diluted weighted average shares outstanding                                      13,307        13,068


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                                            May 5, 2002    February 3,
                                                                                            (unaudited)       2002
                                                                                            -----------    -----------

          Current assets:
              Cash                                                                          $    1,624     $    4,521
              Inventories                                                                       26,058         25,964
              Prepaid expense                                                                    3,576          1,442
              Other current assets                                                               2,681          2,445
                                                                                            ----------     ----------
                           Total current assets                                                 33,939         34,372
          Property and equipment, net                                                          256,127        258,302
          Goodwill, net of accumulated amortization of $2,612                                        0          7,096
          Other assets                                                                           8,932          9,364
                                                                                            ----------     ----------
                           Total assets                                                     $  298,998     $  309,134
                                                                                            ==========     ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
               Current installments of long-term debt                                       $    6,200     $    5,500
               Accounts Payable                                                                 14,081         15,991
               Accrued liabilities                                                              10,591         11,085
               Income Tax Payable                                                                2,980          5,054
               Deferred income taxes                                                             1,205          1,220
                                                                                            ----------     ----------
                           Total current liabilities                                            35,057         38,850
          Deferred income taxes                                                                  8,143          8,143
          Other liabilities                                                                      7,669          7,099
          Long-term debt, less current installments                                             81,969         84,896
          Commitments and contingencies
          Stockholders' equity:
               Preferred stock, 10,000,000 authorized; none issued Common stock,
              $0.01 par value, 50,000,000 authorized
                   12,977,611 and 12,959,209 shares issued and outstanding
                    as of May 5, 2002 and February 3, 2002, respectively                           131            131
              Paid in capital                                                                  115,849        115,701
              Restricted stock awards                                                              428            382
              Retained earnings                                                                 51,598         55,778
                                                                                            ----------     ----------
                                                                                               168,006        171,992
                   Less: treasury stock, at cost (175,000 shares)                               (1,846)        (1,846)
                                                                                            ----------     ----------
                       Total stockholders' equity                                              166,160        170,146
                            Total liabilities and stockholders' equity                      $  298,998     $  309,134
                                                                                            ==========     ==========


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                        Common Stock
                                 -----------------------      Paid in      Restricted     Retained      Treasury
                                   Shares        Amount       Capital     Stock Awards    Earnings        Stock          Total
                                 ----------    ----------    ----------   ------------   ----------     ----------     ----------
Balance, February 3, 2002            12,959    $      131    $  115,701    $      382    $   55,778     $   (1,846)    $  170,146

Proceeds from exercising
      stock options                      19            --           133            --            --             --            133

Tax benefit related to stock
      option exercises                   --            --            15            --            --             --             15

Amortization of
      restricted stock awards            --            --            --            46            --             --             46

Net (loss)/income                        --            --            --            --        (4,180)            --         (4,180)
                                    -------    ----------    ----------    ----------    ----------     ----------     ----------
Balance, May 5, 2002                 12,978    $      131    $  115,849    $      428    $   51,598     $   (1,846)    $  166,160

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            13 Weeks Ended
                                                                        ---------------------
                                                                         May 5,       May 6,
                                                                          2002         2001
                                                                        --------     --------

Cash flows from operating activities
   Net income before cumulative change in an accounting principle       $  2,916     $  3,084
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       7,555        6,751
       Provision for deferred income taxes                                   (15)          12
       Restricted stock awards                                                --           --
       Changes in assets and liabilities
         Inventories                                                         (94)      (1,202)
         Prepaid expenses                                                 (2,134)      (1,527)
         Other current assets                                               (236)          --
         Other assets                                                        432         (379)
         Accounts payable                                                 (1,910)       1,593
         Accrued liabilities                                                (494)        (920)
         Income taxes payable                                             (2,074)         244
         Other liabilities                                                   570          159
                                                                        --------     --------
Net cash provided by operating activities                                  4,516        7,815
                                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures                                                   (5,632)      (8,885)
   Proceeds from sale of property and equipment                              252           --
                                                                        --------     --------
Net cash used by investing activities                                     (5,380)      (8,885)
                                                                        --------     --------

Cash flows from financing activities:
   Borrowing under long-term debt                                          6,852        8,000
   Repayments under long-term debt                                        (9,079)      (8,437)
   Purchases of treasury stock                                                --           --
   Proceeds from issuance of common stock                                    194           --
                                                                        --------     --------
Net cash used by financing activities                                     (2,033)        (437)
                                                                        --------     --------
Decrease in cash and cash equivalents                                     (2,897)      (1,507)
Beginning cash and cash equivalents                                        4,521        3,179
                                                                        --------     --------

Ending cash and cash equivalents                                        $  1,624     $  1,672


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 5, 2002

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

NOTE 2: BASIS OF PRESENTATION

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Dave & Buster's, Inc. and wholly owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for February 3, 2002 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. The Company's one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are principally located in the United States.

CHANGE IN ACCOUNTING PRINCIPLE. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new standards on accounting for goodwill and other intangible assets during the first quarter of 2002. The Company performed the required impairment test of goodwill and other intangible assets during the first quarter of 2002, which resulted in a one-time charge of $7.1 million representing the cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $.53 per diluted share in the first quarter. If the application of the non-amortization provisions of the Statement had been adopted as of the first quarter of 2001, net income would have increased by $.1 million ($0.01 per diluted share) or pro forma earnings of $0.25 per diluted share. The remaining intangible (trademark) has a net carrying value of $118,000 and amortization of this intangible is insignificant.

RECENT ACCOUNTING PRONOUNCEMENTS. The FASB recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we adopted on February 4, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121").

The adoption of FAS 144 did not have a significant effect on our financial condition or results of operations.

NOTE 3: INVENTORIES

Inventories, which consist of food, beverage and merchandise are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventory is capitalized at each store opening date and reviewed periodically for valuation.

NOTE 4: LONG-TERM DEBT

At May 5, 2002, long-term debt consisted of the following:

              Long-term debt                                                  $ 88,169
              Less current installments                                         (6,200)
                                                                              ---------
                                                                              $ 81,969
                                                                              ========

On November 19, 2001, the Company amended its senior secured revolving credit and term loan facility. The amendment allows proceeds from sales/leaseback transactions to be applied to both the revolving credit and the term loans. At May 5, 2002, $3,360 was available under this facility.

NOTE 5: CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial conditions of the Company.

NOTE 6: SUBSEQUENT EVENTS

On May 30, 2002 Dave & Buster's, Inc. announced that it had entered into a definitive agreement under which a group led by its founders and certain members of Dave & Buster's senior executive management, together with Investcorp, a global investment group, and international investors organized by Investcorp will acquire the company through a newly-formed holding company, D&B Holdings I, Inc. The transaction is structured as a cash tender offer by D&B Acquisition Sub, Inc., a wholly-owned subsidiary of D&B Holdings, for all outstanding shares of common stock of Dave & Buster's at a price of $12.00 per share, to be followed by a merger which would result in Dave & Buster's becoming a wholly-owned subsidiary of D&B Holdings. Shares of Dave & Buster's common stock not purchased in the tender offer will be cancelled and converted into the right to receive $12.00 per share in cash. The total transaction value is approximately $255 million, including the refinancing of Dave & Buster's debt. The cash tender offer is subject to the tender of at least 80 percent of Dave & Buster's shares, exclusive of approximately one million shares held by founders and certain members of senior management which will be exchanged for equity securities of the new holding company. A special committee of three independent, non-employee directors, with the advice of Houlihan Lokey Howard & Zukin, recommended approval of the transaction, which was also unanimously approved by the Board of Directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations - 13 Weeks Ended May 5, 2002 Compared to 13 Weeks Ended May 6, 2001

Total revenues increased to $97,242 for the 13 weeks ended May 5, 2002 from $88,210 for the 13 weeks ended May 6, 2001, an increase of $9,032 or 10.2%. New stores opened in fiscal 2001 increased revenues during the period by $12,039, while revenues at comparable stores decreased 2.4% for the 13 week period ended May 5, 2002. The decrease in comparable store revenues was primarily attributed to decline in company sponsored private parties. Total revenues for the 13 week period ended May 5, 2002 from licensing agreements were $200.

Cost of revenues increased to $18,116 for the 13 weeks ended May 5, 2002 from $16,495 for the 13 weeks ended May 6, 2001, an increase of $1,621 or 9.8%. As a percentage of revenues, cost of revenues decreased to 18.6% from 18.7% in the 13 weeks ended May 6, 2001 due to lower grocery and dairy costs.

Operating payroll and benefits increased to $30,765 for the 13 weeks ended May 5, 2002 from $27,224 for the 13 weeks ended May 6, 2001, an increase of $3,541 or 13.0%. As a percentage of revenues, operating payroll and benefits increased to 31.6% in the 13 weeks ended May 5, 2002 from 30.9% for the 13 weeks ending May 6, 2001 due to new store openings and higher management labor.

Other store operating expenses increased to $27,943 for the 13 weeks ended May 5, 2002 from $24,209 for the 13 weeks ended May 6, 2001, an increase of $3,734 or 15.4% primarily attributed to increased occupancy cost as a result of the sale/leaseback of the corporate headquarters. As a percentage of revenues, other store operating expenses were 28.7% of revenues in the 13 weeks ended May 5, 2002 compared to 27.4% of revenues for the 13 weeks ended May 6, 2001 due to new store openings and repair & maintenance charges.

General and administrative expenses increased to $6,111 for the 13 weeks ended May 5, 2002 from $5,296 for the 13 weeks ended May 6, 2001, an increase of $815 or 15.4%. As a percentage of revenues, general and administrative expenses increased to 6.3% in the 13 weeks ended May 5, 2002 from 6.0% in the 13 weeks ended May 6, 2001. The increase is due to occupancy costs for the sale/ leaseback of the corporate office and higher insurance costs.

Depreciation and amortization increased to $7,555 for the 13 weeks ended May 5, 2002 from $6,751 for the 13 weeks ended May 6, 2001, an increase of $804 or 11.9%. As a percentage of revenues, depreciation and amortization increased to 7.8% from 7.7% for the comparable period due to new store openings in fiscal 2001.

Preopening costs decreased to $152 for the 13 weeks ended May 5, 2002 from $1,079 for the 13 week period ended May 6, 2001. The decrease is attributed to no store openings in the first quarter of fiscal 2002.

Interest expense decreased to $2,008 for the 13 weeks ended May 5, 2002 from $2,322 for comparable period in fiscal 2001. The decrease is due to both a lower level of debt and interest rates.

The effective tax rate for the 13 weeks ended May 5, 2002 was 36.5% as compared to 36.2% for the 13 weeks ended May 6, 2001 primarily as a result of higher state income taxes.

The cumulative effect of a change in an accounting principle charge of $7,096, represents a one-time charge to income for the write-off of goodwill in accordance with FAS 142.

Liquidity and Capital Resources

Cash flows from operations was $4,516 for the 13 weeks ended May 5, 2002 compared to $7,815 for the 13 weeks ended May 6, 2001. The decrease in cash flow was attributable to an increase in prepaid expenses and decrease in accounts payable and income taxes payable.

Cash used in investing activities was $5,380 for the 13 weeks ended May 5, 2002 compared to $8,885 for the 13 weeks ended May 6, 2001. The decrease was the result of no new store openings scheduled in the first half of 2002.

Financing activities resulted in a use of cash of $2,033 compared to $437 for the 13 weeks ended May 6, 2001. This increased use of cash was directly attributed to net repayment of long-term debt during the quarter.

The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and a five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through maturity. Borrowings under the facility bear interest at a floating rate based on LIBOR (1.901% at May 5, 2002) or, at the Company's option, the bank's prime rate (4.75% at May 5, 2002) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. On November 19, 2001, the Company amended the facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans. At May 5, 2002, $3,360 was available under this facility.

The Company has entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $51,255 at May 5, 2002 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $466 was incurred in the first quarter of 2002 under the agreement.

The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

The Company's plan is to open one new complex in fiscal 2002. The preopening and construction costs of the new store will be provided from internal cash flow. The Company's credit facility, as amended, restricts the Company from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without the unanimous consent of the bank group.

We believe that available cash and cash flow from operations, together with borrowings under the new credit facility, will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors. We may not generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future capital in a sufficient amount or on acceptable terms, to enable us to service our indebtedness or to fund our other liquidity needs.

Quarterly Fluctuations, Seasonality and Inflation

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. The Company expects seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the fall season and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are not expected to be material. The Company believes low inflation rates in its market areas have contributed to stable food and labor costs in recent years.

However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

Subsequent Events

On May 30, 2002 Dave & Buster's, Inc. announced that it had entered into a definitive agreement under which a group led by its founders and certain members of Dave & Buster's senior executive management, together with Investcorp, a global investment group, and international investors organized by Investcorp will acquire the company through a newly-formed holding company, D&B Holdings I, Inc. The transaction is structured as a cash tender offer by D&B Acquisition Sub, Inc., a wholly-owned subsidiary of D&B Holdings, for all outstanding shares of common stock of Dave & Buster's at a price of $12.00 per share, to be followed by a merger which would result in Dave & Buster's becoming a wholly-owned subsidiary of D&B Holdings. Shares of Dave & Buster's common stock not purchased in the tender offer will be cancelled and converted into the right to receive $12.00 per share in cash. The total transaction value is approximately $255 million, including the refinancing of Dave & Buster's debt. The cash tender offer is subject to the tender of at least 80 percent of Dave & Buster's shares, exclusive of approximately one million shares held by founders and certain members of senior management which will be exchanged for equity securities of the new holding company. A special committee of three independent, non-employee directors, with the advice of Houlihan Lokey Howard & Zukin, recommended approval of the transaction, which was also unanimously approved by the Board of Directors of the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2000, the former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and our directors. The plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against the former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and our directors aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party claims against us and are vigorously defending this litigation. The trial court dismissed the case against us and our directors on a statute of limitations defense. Such ruling has been appealed by the former shareholders. If we are unsuccessful in our defense of this litigation it could have a material adverse affect on us and our operations.

We have been served with a complaint filed purportedly on behalf of our stockholders alleging breach of fiduciary duties by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the proposed transaction and unspecified damages. We have received three similar complaints filed in the State of Missouri, one in the circuit court of Greene County and two in the circuit court of Cole County, each filed on June 3, 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. Based upon a preliminary review of the four complaints, we believe the allegations are without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the 13 weeks ended May 5, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DAVE & BUSTER'S, INC.


Dated:   June 14, 2002                     by  /s/ David O. Corriveau
         -------------                         --------------------------------
                                               David O. Corriveau
                                               Co-Chairman of the Board,
                                               Co-Chief Executive Officer
                                               and President


Dated:   June 14, 2002                     by  /s/ W. C. Hammett, Jr.
         -------------                         --------------------------------
                                               W. C. Hammett, Jr.
                                               Vice President,
                                               Chief Financial Officer