Form 10-K/A
period 2002-02-03
DAVE & BUSTERS INC
filed 2002-06-18
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

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

         The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in income before tax of $349 ($.03 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During the first quarter 2002, the Company will perform the required impairment test of goodwill as of February 3, 2002. Based on current analysis, the Company will record a one-time expense to "Cumulative effect of a change in accounting principle" of $7,096 ($.55 per diluted share), upon the adoption of the new standard. If FAS 142 had been adopted as of the beginning of the 1999 fiscal year, the amortization of expense would have had the following impact on prior period operations:

                                                              Fiscal Year Ended
                                                  January 30,    February 4,     February 3,
                                                     2000           2001            2002
                                                  -----------    -----------     -----------

Reported Net Income                               $    5,205     $   12,245      $    7,578
Amortization expense recorded for the period             349            349             349
                                                  ----------     ----------      ----------

Adjusted Net Income                               $    5,554     $   12,954      $    7,927

Reported net income per share (diluted)           $     0.39     $     0.94      $     0.58
Goodwill amortization per share (diluted)               0.03           0.03             .03
                                                  ----------     ----------      ----------
Adjusted net income per share (diluted)           $     0.42     $     0.97      $     0.61

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

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $49,626 in 2001 compared to $36,678 in 2000 and $24,940 in 1999. Operating cash flows in 2001 increased primarily due to the timing of accounts payable disbursements. The increase in 2000 was attributable to improvement in profitability and timing of operational receipts and payments.

         Cash used in investing activities was $30,877 in 2001 and $53,574 in 2000 compared to $73,798 in 1999. All investing expenditures are related to opening of new stores and normal recurring maintenance at previously existing stores.

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

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

          The following tables set forth the Company's contractual obligations and commercial commitments (in thousands):

                                                                     Payments Due by Period
                                   ------------------------------------------------------------------------
   Contractual Obligations                               1 Year          2-3           4-5         After 5
   -----------------------                 Total        or less         Years         Years         Years
                                           -----        -------         -----         -----         -----

Long-term debt                          $  90,396       $  5,500      $ 19,700      $ 54,653      $  10,543
Operating leases                          344,633         19,474        37,614        36,566        250,979
Operating leases under
     sale/leaseback transactions           65,964          2,917         5,953         6,115         50,979
                                        ---------       --------      --------      --------      ---------
Total                                   $ 500,993       $ 27,891      $ 63,267      $ 97,334      $ 312,501


                                                          Amount of Commitment Expiration Per Period
                                                  --------------------------------------------------------
 Other Commercial                                      1 Year          2-3           4-5         After 5
   Commitments                          Total          or less         Years         Years         Years
   -----------                          -----          -------         -----         -----         -----

Letters of Credit                       $ 940           $ 940          $ --          $ --          $ --

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

                                     PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----
          (a) (1) Financial Statements

                  Consolidated Balance Sheets --
                           February 3, 2002 and February 4, 2001                                F-1

                  Consolidated Statement of Income --
                           Fiscal years ended February 3, 2002, February 4, 2001
                           and January 30 ,2002.                                                F-2

                  Consolidated Statements of Stockholders' Equity -- Fiscal years ended February 3, 2002, February 4, 2001
                           and January 30, 2000                                                 F-3

                  Consolidated Statements of Cash Flows --
                           Fiscal years ended February 2, 2002, February 4, 2001
                           and January 30, 2000                                                 F-4

                  Notes to Consolidated Financial Statements                               F-5 through F-12

                  Report of Independent Auditors

          (a) (3) Exhibits incorporated by reference or filed with this Report

                  23       Independent Auditors' Consent. (9)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Dave & Buster's, Inc.
                                           a Missouri corporation





                                           By: /s/ W.C. Hammett, Jr.
                                               ---------------------
                                               W. C. Hammett, Jr.,
                                               Vice President, Chief
                                               Financial Officer



Date:   June 14, 2002

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                                  FEBRUARY 3, 2002       FEBRUARY 4, 2001
                                                                             (in thousands, except share and per share amounts)

Assets
Current assets:
     Cash and cash equivalents                                                        $   4,521              $   3,179
     Inventories                                                                         25,964                 21,758
     Prepaid expenses                                                                     1,442                  3,663
     Other current assets                                                                 2,445                  1,787
                                                                                      ---------              ---------
          Total current assets                                                           34,372                 30,387
Property and equipment, net (Note 2)                                                    258,302                260,467
Goodwill, net of accumulated amortization of $2,612 and $2,263                            7,096                  7,445
Other assets                                                                              9,364                  5,576
                                                                                      ---------              ---------
Total assets                                                                          $ 309,134              $ 303,875


Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt (Note 4)                                  $   5,500              $   4,124
     Accounts payable                                                                    15,991                  9,291
     Accrued liabilities (Note 3)                                                        11,085                  7,050
     Income taxes payable (Note 5)                                                        5,054                  3,567
     Deferred income taxes (Note 5)                                                       1,220                  1,229
                                                                                      ---------              ---------
          Total current liabilities                                                      38,850                 25,261
Deferred income taxes (Note 5)                                                            8,143                  7,667
Other liabilities                                                                         7,099                  4,700
Long-term debt, less current installments (Note 4)                                       84,896                103,860
Commitments and contingencies (Notes 4, 6 and 11)
Stockholders' equity (Note 7):
     Preferred stock, 10,000,000 authorized; none issued                                     --                     --
     Common stock, $0.01 par value, 50,000,000 authorized;
          12,959,209 and 12,953,375 shares issued and outstanding
          as of February 3, 2002 and February 4, 2001, respectively                         131                    131
     Paid in capital                                                                    115,701                115,659
     Restricted stock awards                                                                382                    243
     Retained earnings                                                                   55,778                 48,200
                                                                                      ---------              ---------
                                                                                        171,992                164,233
     Less:  treasury stock, at cost (175,000 shares)                                      1,846                  1,846
                                                                                      ---------              ---------
          Total stockholders' equity                                                    170,146                162,387
                                                                                      ---------              ---------
Total liabilities and stockholders' equity                                            $ 309,134              $ 303,875




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

                                                                 FISCAL YEAR       2001          2000          1999
                                                                               (in thousands, except per share amounts)

Food and beverage revenues                                                      $ 181,358     $ 168,085     $ 121,390
Amusement and other revenues                                                      176,651       164,218       125,744
                                                                                ---------     ---------     ---------
     Total revenues                                                               358,009       332,303       247,134

Cost of revenues                                                                   66,939        61,547        45,720
Operating payroll and benefits                                                    110,478       101,143        76,242
Other store operating expenses                                                    106,971        90,581        65,292
General and administrative expenses                                                20,653        20,019        14,988
Depreciation and amortization expense                                              28,693        25,716        19,884
Preopening costs                                                                    4,578         5,331         6,053
                                                                                ---------     ---------     ---------
     Total costs and expenses                                                     338,312       304,337       228,179

Operating income                                                                   19,697        27,966        18,955
Interest expense, net                                                               7,820         8,712         3,339
                                                                                ---------     ---------     ---------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                                          11,877        19,254        15,616
Provision for income taxes (Note 5)                                                 4,299         7,009         5,724
                                                                                ---------     ---------     ---------

Income before cumulative effect of a
     change in an accounting principle                                              7,578        12,245         9,892

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                                    --            --         4,687
                                                                                ---------     ---------     ---------

Net income                                                                      $   7,578     $  12,245     $   5,205

Net income per share - basic
     Before cumulative effect of a change in an accounting principle            $     .58     $     .95     $     .76
     Cumulative effect of a change in an accounting principle                                        --           .36
                                                                                ---------     ---------     ---------
                                                                                $     .58     $     .95     $     .40
Net income per share - diluted
     Before cumulative effect of a change in an accounting principle            $     .58     $     .94     $     .75
     Cumulative effect of a change in an accounting principle                          --            --           .36
                                                                                ---------     ---------     ---------
                                                                                $     .58     $     .94     $     .39

Weighted average shares outstanding
     Basic                                                                         12,956        12,953        13,054
     Diluted                                                                       13,016        12,986        13,214



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                       Common Stock            Paid in     Restricted     Retained      Treasury
                                       ------------            Capital    Stock Awards    Earnings        Stock          Total
                                    Shares        Amount                 (in thousands)

Balance, January 31, 1999           13,069      $     131     $ 114,621     $      --     $  30,750     $      --      $ 145,502

Proceeds from exercising
     stock options                      59             --           786            --            --            --            786
Tax benefit related to stock
     option exercises                   --             --           252            --            --            --            252
Purchase of treasury stock            (175)            --            --            --            --        (1,846)        (1,846)
Net income                              --             --            --            --         5,205            --          5,205
                                 ---------      ---------     ---------     ---------     ---------     ---------      ---------
Balance, January 30, 2000           12,953      $     131     $ 115,659     $      --     $  35,955     $  (1,846)     $ 149,899

Amortization of restricted
     stock awards                       --             --            --           243            --            --            243
Net income                              --             --            --            --        12,245            --         12,245
                                 ---------      ---------     ---------     ---------     ---------     ---------      ---------
Balance, February 4, 2001           12,953      $     131     $ 115,659     $     243     $  48,200     $  (1,846)     $ 162,387

Amortization of restricted
     stock awards                       --             --            --           139            --            --            139
Proceeds from exercising
     stock options                       6             --            40            --            --            --             40
Tax benefit related to stock
     option exercises                   --             --             2            --            --            --              2
Net income                              --             --            --            --         7,578            --          7,578
                                 ---------      ---------     ---------     ---------     ---------     ---------      ---------
Balance, February 3, 2002           12,959      $     131     $ 115,701     $     382     $  55,778     $  (1,846)     $ 170,146



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


                                                                FISCAL YEAR        2001           2000           1999
                                                                                             (in thousands)

Cash flows from operating activities:
     Net income                                                                 $   7,578      $  12,245      $   5,205
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative effect of change in an accounting principle                  --             --          4,687
               Depreciation and amortization                                       28,693         25,716         19,884
               Provision for deferred income taxes                                    467          1,182            986
               Restricted stock awards                                                 --            243             --
               Gain on sale of assets                                                (441)            --             --
               Changes in assets and liabilities
                    Inventories                                                    (4,206)        (5,515)        (5,432)
                    Prepaid expenses                                                2,221         (1,559)          (361)
                    Other assets                                                      693           (671)          (666)
                    Accounts payable                                                6,700         (2,577)        (1,827)
                    Accrued liabilities                                             4,035          2,192          1,073
                    Income taxes payable                                            1,487          3,567             --
                    Other liabilities                                               2,399          1,855          1,391
                                                                                ---------      ---------      ---------
Net cash provided by operating activities                                          49,626         36,678         24,940
Cash flows from investing activities:
     Proceeds from sale/leasebacks                                                 18,474             --             --
     Capital expenditures                                                         (49,351)       (53,574)       (73,798)
                                                                                ---------      ---------      ---------
Net cash used in investing activities                                             (30,877)       (53,574)       (73,798)
                                                                                ---------      ---------      ---------
Cash flows from financing activities:
     Purchase of treasury stock                                                        --             --         (1,846)
     Borrowings under long-term debt                                               24,060        131,292         50,000
     Repayments of long-term debt                                                 (41,648)      (114,308)        (1,500)
     Proceeds from issuance of common stock, net                                      181             --            786
                                                                                ---------      ---------      ---------
Net cash (used in)/provided by financing activities                               (17,407)        16,984         47,440
                                                                                ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                                    1,342             88         (1,418)
Beginning cash and cash equivalents                                                 3,179          3,091          4,509
                                                                                ---------      ---------      ---------

Ending cash and cash equivalents                                                $   4,521      $   3,179      $   3,091

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                                 $   2,590      $   1,941      $   4,188
     Cash paid for interest, net of amounts capitalized                         $   7,261      $   8,363      $   3,455


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

INVENTORIES -- Inventories, which consist of food, beverage and merchandise are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventory is capitalized at each store opening date and reviewed periodically for valuation.

PREOPENING COSTS -- The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", in the first quarter of fiscal 1999. This accounting standard requires the Company to expense all start-up and preopening costs as they are incurred. The Company previously deferred such costs and amortized them over the twelve-month period following the opening of each store. The cumulative effect of this accounting change, net of income tax benefit of $2,928, was $4,687 in fiscal 1999.

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

GOODWILL -- Goodwill of $9,708 is being amortized over 30 years. Whenever there is an indication of impairment, the Company evaluates the recoverability of goodwill using future undiscounted cash flows. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in income before tax of $349 ($.03 per diluted share) in 2002 as a result of nonamortization of existing goodwill. During the first quarter of 2002, the Company will perform the required impairment test of goodwill as of February 3, 2002. Based on current analysis, the Company will record a one-time expense to "Cumulative effect of a change in accounting principle" of $7,096 ($.55 per diluted share), upon the adoption of the new standard. If FAS 142 had been adopted as of the beginning of the 1999 fiscal year, the amortization of expense would have had the following impact on prior period operations:

                                                                  Fiscal Year Ended
                                                      January 30,    February 4,    February 3,
                                                         2000           2001            2002
                                                      -----------    -----------    -----------

Reported Net Income                                    $    5,205     $   12,245     $    7,578
Amortization expense recorded for the period                  349            349            349
                                                       ----------     ----------     ----------

Adjusted Net Income                                    $    5,554     $   12,954     $    7,927

Reported net income per share (diluted)                $     0.39     $     0.94     $     0.58
Goodwill amortization per share (diluted)                    0.03           0.03            .03
                                                       ----------     ----------     ----------
Adjusted net income per share (diluted)                $     0.42     $     0.97     $     0.61

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

INTEREST RATE SWAP AGREEMENTS -- The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective February 5, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. During the year, the Company has entered into an agreement that expires in 2007, to fix its variable-rate debt to fixed-rate debt (5.44% at February 3, 2002) on notional amounts aggregating $51,255. The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by reduction in interest expense under the debt obligation.

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

STOCK OPTION PLAN -- The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

REVENUE RECOGNITION -- Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on a percentage of gross revenues and are recognized when assured.

ADVERTISING COSTS -- In accordance with SOP 93-7 "Reporting on Advertising Costs", all costs of advertising are recorded as expense in the period in which the costs are incurred or the first time the advertising takes place. For fiscal 2001 and 2000, such expenses are 3.7% and 3.3% of revenue, respectively.

TREASURY STOCK -- During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 1,000 shares of the Company's common stock. Pursuant to the plan, the Company repurchased 175 shares of its common stock for approximately $1,846 during fiscal 1999.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                  2001             2000

Land ..................................................        $   6,706         $  11,308
Buildings .............................................           34,232            56,023
Leasehold and building improvements ...................          143,114           110,559
Games .................................................           79,673            69,970
Furniture, fixtures, and equipment ....................           92,033            72,723
Construction in progress ..............................            3,711            17,914
                                                               ---------         ---------
     Total cost .......................................          359,469           338,497
Accumulated depreciation ..............................         (101,167)          (78,030)
                                                               ---------         ---------

                                                               $ 258,302         $ 260,467

NOTE 3:  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                  2001            2000

Payroll ...............................................        $  2,393        $  1,873
Sales and use tax .....................................           1,387           1,618
Real estate tax .......................................           2,620           1,873
Other .................................................           4,685           1,686
                                                               --------        --------

      Total accrued liabilities .......................        $ 11,085        $  7,050

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

NOTE 5:  INCOME TAXES

The provision for income taxes is as follows:

                                                       2001           2000           1999
Current expense
     Federal ................................        $ 3,149        $ 5,077        $ 4,242
     State and local ........................            504            750            496
Deferred tax expense ........................            646          1,182            986
                                                     -------        -------        -------
     Total provision for income taxes .......        $ 4,299        $ 7,009        $ 5,724

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                                      2001             2000             1999

Accelerated depreciation ...................       $ 11,399         $  9,474         $  7,475
Preopening costs ...........................         (1,378)              --               --
Prepaid expenses ...........................            152              129              130
Capitalized interest costs .................          1,740            1,281            1,346
                                                   --------         --------         --------
     Total deferred tax liabilities ........         11,913           10,884            8,951



Worker's compensation ......................            281              304              330
Leasing transactions .......................          2,288            1,500              791
Other ......................................            (19)             184              116
                                                   --------         --------         --------
     Total deferred tax assets .............          2,550            1,988            1,237
                                                   --------         --------         --------
Net deferred tax liability .................       $ (9,363)        $ (8,896)        $ (7,714)

Reconciliation of federal statutory rates to effective income tax rates:

                                                                                  2001           2000           1999

Federal corporate statutory rate ........................................         35.0%          35.0%          35.0%
State and local income taxes, net of federal income tax benefit .........          3.1%           2.2%           2.1%
Goodwill amortization and other nondeductible expenses ..................          1.0%           2.1%           2.2%
Tax credits .............................................................         (4.3)%         (2.0)%         (1.9)%
Effect of change in deferred tax rate ...................................           --           (1.9)%         (2.4)%
Other ...................................................................          1.4%           1.0%           1.7%
                                                                                 -----          -----          -----
Effective tax rate ......................................................         36.2%          36.4%          36.7%

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

The Company's pro forma information is as follows:

                                                                   2001             2000              1999

Net income, as reported ...............................        $    7,578        $   12,245        $    5,205
Pro forma net income ..................................        $    5,931        $   10,018        $    3,627
Basic net income per share, as reported ...............        $      .58        $      .95        $      .40
Pro forma basic net income per share ..................        $      .46        $      .77        $      .28
Diluted net income per share, as reported .............        $      .58        $      .94        $      .39
Pro forma diluted net income per share ................        $      .46        $      .77        $      .27

A summary of the Company's stock option activity and related information is as follows:

                                                          2001                    2000                     1999

                                                       Weighted-Average            Weighted-Average              Weighted-Average
                                              Options   Exercise Price    Options   Exercise Price     Options    Exercise Price

Outstanding -- beginning of year               1,932       $ 14.78         1,666        $ 17.24         1,145        $ 16.82
Granted                                        1,233       $  6.82           674        $  7.49           734        $ 18.10
Exercised                                         (6)      $  6.80            --             --           (59)       $ 12.88
Forfeited                                       (234)      $ 13.16          (408)       $ 12.77          (154)       $ 20.09
Outstanding -- end of year                     2,925       $ 11.56         1,932        $ 14.78         1,666        $ 17.24
Exercisable -- end of year                     1,178       $ 15.26           642        $ 17.37           516        $ 14.87
Weighted-average fair value of options
     granted during the year                               $  3.28                      $  3.96                      $  8.36


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

NOTE 8:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           2001            2000            1999

Numerator-Net Income                                                     $  7,578        $ 12,245        $  5,205
                                                                         --------        --------        --------

Denominator:
     Denominator for basic net income per share --
     Weighted average shares                                               12,956          12,953          13,054
Effect of dilutive securities -- employee stock options                        60              33             160
                                                                         --------        --------        --------
Denominator for diluted earnings per share -- adjusted
weighted average shares                                                    13,016          12,986          13,214

Basic net income per share                                               $    .58        $    .95        $    .40

Diluted net income per share                                             $    .58        $    .94        $    .39

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

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 2001                                                               First          Second           Third            Fourth

Total revenues ...................................................       $ 88,210        $ 83,622        $ 81,371         $ 104,806
Income before provision for income taxes .........................          4,834           2,675          (2,936)            7,304
Net income .......................................................          3,084           1,707          (1,873)            4,660
Basic net income per share .......................................       $    .24        $    .13        $   (.14)        $     .36
Basic weighted average shares outstanding ........................         12,953          12,954          12,956            12,957
Diluted net income per share .....................................       $    .24        $    .13        $   (.14)        $     .36
Diluted weighted average shares outstanding ......................         13,068          13,028          12,956            12,992


Fiscal 2000                                                               First          Second           Third            Fourth

Total revenues ...................................................       $ 77,849        $ 77,566        $ 79,244         $  97,644
Income before provision for income taxes .........................          4,565           3,397           2,368             8,924
Net income .......................................................          2,890           2,150           1,499             5,706
Basic net income per share .......................................       $    .22        $    .17        $    .12         $     .44
Basic weighted average shares outstanding ........................         12,953          12,953          12,953            12,953
Diluted net income per share .....................................       $    .22        $    .17        $    .12         $     .44
Diluted weighted average shares outstanding ......................         12,960          12,954          12,974            13,077

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  23                     Independent Auditors' Consent