Form 10-K/A
period 2002-02-03
DAVE & BUSTERS INC
filed 2002-09-10
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                               Title of Each Class
                          Common Stock, $0.01 par value

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

                                                                       Fiscal Year Ended
                                                           January 30,      February 4,     February 3,
                                                              2000             2001             2002
                                                          ------------     ------------     ------------

         Reported Net Income                              $      5,205     $     12,245     $      7,578
         Amortization expense recorded for the period              349              349              349
                                                          ------------     ------------     ------------

         Adjusted Net Income                              $      5,554     $     12,954     $      7,927

         Reported net income per share (diluted)          $       0.39     $       0.94     $       0.58
         Goodwill amortization per share (diluted)                0.03             0.03              .03
                                                          ------------     ------------     ------------
         Adjusted net income per share (diluted)          $       0.42     $       0.97     $       0.61


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


         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth the Company's contractual obligations and commercial commitments (in thousands):

                                                            Payments Due by Period
                                               -------------------------------------------------
                                                 1 Year         2-3          4-5        After 5
         Contractual Obligations    Total        or less       Years        Years        Years
         -----------------------  ----------   ----------   ----------   ----------   ----------
         Long-term debt           $   90,396   $    5,500   $   19,700   $   54,653   $   10,543
         Operating leases            344,633       19,474       37,614       36,566      250,979
         Operating leases under
              sale/leaseback
              transactions            65,964        2,917        5,953        6,115       50,979
                                  ----------   ----------   ----------   ----------   ----------
         Total                    $  500,993   $   27,891   $   63,267   $   97,334   $  312,501


                                                       Amount of Commitment Expiration Per Period
                                                    -------------------------------------------------
                                                       1 Year        2-3         4-5        After 5
         Other Commercial Commitments     Total       or less       Years       Years        Years
         ----------------------------  ----------   ----------   ----------   ----------   ----------

         Letters of Credit             $      940   $      940   $       --   $       --   $       --


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

..
                                     PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)(1)  Financial Statements                                                                   Page
                                                                                                         ----

                  Consolidated Balance Sheets -
                           February 3, 2002 and February 4, 2001                                          F-1

                  Consolidated Statements of Income -
                           Fiscal years ended February 3, 2002, February 4, 2001
                           and January 30, 2002.                                                          F-2

                  Consolidated Statements of Stockholders' Equity - Fiscal years ended February 3, 2002, February 4, 2001
                           and January 30, 2000                                                           F-3

                  Consolidated Statements of Cash Flows -
                           Fiscal years ended February 2, 2002, February 4, 2001
                           and January 30, 2000                                                           F-4

                  Notes to Consolidated Financial Statements                                       F-5 through F-12

                  Report of Independent Auditors                                                          F-13


          (a)(3)  Exhibits incorporated by reference or filed with this Report


                  23       Independent Auditors' Consent.

                  99.1 Certification of Co-CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Co-CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Dave & Buster's, Inc.
                                                      a Missouri corporation





                                                      By: /s/ W. C. Hammett, Jr.
                                                          ----------------------
                                                          W. C. Hammett, Jr.,
                                                          Vice President, Chief
                                                          Financial Officer



Date: September 9, 2002
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 9, 2002.

         Name                                                                   Title
         ----                                                                   -----

/s/ David O. Corriveau                                               Co-Chairman of the Board,
----------------------------                                         Co-Chief Executive Officer, President
David O. Corriveau                                                   and Director
                                                                     (Principal Executive Officer)

/s/ James W. Corley                                                  Co-Chairman of the Board,
----------------------------                                         Co-Chief Executive Officer, Chief
James W. Corley                                                      Operating Officer and Director


/s/ W. C. Hammett, Jr.                                               Vice President, Chief Financial
----------------------------                                         Officer
W. C. Hammett, Jr.                                                   (Principal Financial and Accounting
                                                                     Officer)

/s/ Allen J. Bernstein                                               Director
----------------------------
Allen J. Bernstein


/s/ Peter A. Edison                                                  Director
----------------------------
Peter A. Edison


/s/ Bruce H. Hallett                                                 Director
----------------------------
Bruce H. Hallett


/s/ Walter S. Henrion                                                Director
----------------------------
Walter S. Henrion


/s/ Mark A. Levy                                                     Director
----------------------------
Mark A. Levy


/s/ Christopher C. Maguire                                           Director
----------------------------
Christopher C. Maguire

                                 CERTIFICATIONS


I, David O. Corriveau, Co-Chief Executive Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Dave & Buster's Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 9, 2002



/s/ David O. Corriveau
----------------------
David O. Corriveau
Co-Chief Executive Officer

I, James W. Corley, Co-Chief Executive Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Dave & Buster's Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 9, 2002



/s/ James W. Corley
-------------------
James W. Corley
Co-Chief Executive Officer

I, W. C. Hammett, Jr., Chief Financial Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Dave & Buster's Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 9, 2002



/s/ W. C. Hammett, Jr.
-----------------------
W. C. Hammett, Jr.
Chief Financial Officer

CONSOLIDATED BALANCE SHEETS
DAVE & BUSTER'S, INC.

                                                                            FEBRUARY 3, 2002           FEBRUARY 4, 2001
                                                                         (in thousands, except share and per share amounts)
Assets
Current assets:
     Cash and cash equivalents                                            $              4,521       $              3,179
     Inventories                                                                        25,964                     21,758
     Prepaid expenses                                                                    1,442                      3,663
     Other current assets                                                                2,445                      1,787
                                                                          --------------------       --------------------
          Total current assets                                                          34,372                     30,387
Property and equipment, net (Note 2)                                                   258,302                    260,467
Goodwill, net of accumulated amortization of $2,612 and $2,263                           7,096                      7,445
Other assets                                                                             9,364                      5,576
                                                                          --------------------       --------------------
Total assets                                                              $            309,134       $            303,875


Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt (Note 4)                      $              5,500       $              4,124
     Accounts payable                                                                   15,991                      9,291
     Accrued liabilities (Note 3)                                                       11,085                      7,050
     Income taxes payable (Note 5)                                                       5,054                      3,567
     Deferred income taxes (Note 5)                                                      1,220                      1,229
                                                                          --------------------       --------------------
          Total current liabilities                                                     38,850                     25,261
Deferred income taxes (Note 5)                                                           8,143                      7,667
Other liabilities                                                                        7,099                      4,700
Long-term debt, less current installments (Note 4)                                      84,896                    103,860
Commitments and contingencies (Notes 4, 6 and 11)
Stockholders' equity (Note 7):
     Preferred stock, 10,000,000 authorized; none issued                                    --                         --
     Common stock, $0.01 par value, 50,000,000 authorized;
          12,959,209 and 12,953,375 shares issued and outstanding
          as of February 3, 2002 and February 4, 2001, respectively                        131                        131
     Paid in capital                                                                   115,701                    115,659
     Restricted stock awards                                                               382                        243
     Retained earnings                                                                  55,778                     48,200
                                                                          --------------------       --------------------
                                                                                       171,992                    164,233
     Less: treasury stock, at cost (175,000 shares)                                      1,846                      1,846
                                                                          --------------------       --------------------
          Total stockholders' equity                                                   170,146                    162,387
                                                                          --------------------       --------------------
Total liabilities and stockholders' equity                                $            309,134       $            303,875




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DAVE & BUSTER'S, INC.

                                                    FISCAL YEAR             2001           2000           1999
                                                                         (in thousands, except per share amounts)

Food and beverage revenues                                               $  181,358     $  168,085     $  121,390
Amusement and other revenues                                                176,651        164,218        125,744
                                                                         ----------     ----------     ----------
     Total revenues                                                         358,009        332,303        247,134

Cost of revenues                                                             66,939         61,547         45,720
Operating payroll and benefits                                              110,478        101,143         76,242
Other store operating expenses                                              106,971         90,581         65,292
General and administrative expenses                                          20,653         20,019         14,988
Depreciation and amortization expense                                        28,693         25,716         19,884
Preopening costs                                                              4,578          5,331          6,053
                                                                         ----------     ----------     ----------
     Total costs and expenses                                               338,312        304,337        228,179

Operating income                                                             19,697         27,966         18,955
Interest expense, net                                                         7,820          8,712          3,339
                                                                         ----------     ----------     ----------

Income before provision for income taxes
     and cumulative effect of a change in an
     accounting principle                                                    11,877         19,254         15,616
Provision for income taxes (Note 5)                                           4,299          7,009          5,724
                                                                         ----------     ----------     ----------

Income before cumulative effect of a
     change in an accounting principle                                        7,578         12,245          9,892

Cumulative effect of a change in an accounting
     principle, net of income tax benefit of $2,928                              --             --          4,687
                                                                         ----------     ----------     ----------

Net income                                                               $    7,578     $   12,245     $    5,205

Net income per share - basic
     Before cumulative effect of a change in an accounting principle     $      .58     $      .95     $      .76
     Cumulative effect of a change in an accounting principle                                   --            .36
                                                                         ----------     ----------     ----------
                                                                         $      .58     $      .95     $      .40
Net income per share - diluted
     Before cumulative effect of a change in an accounting principle     $      .58     $      .94     $      .75
     Cumulative effect of a change in an accounting principle                    --             --            .36
                                                                         ----------     ----------     ----------
                                                                         $      .58     $      .94     $      .39

Weighted average shares outstanding
     Basic                                                                   12,956         12,953         13,054
     Diluted                                                                 13,016         12,986         13,214



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DAVE & BUSTER'S, INC.

                                     Common Stock
                               ------------------------     Paid in    Restricted    Retained     Treasury
                                 Shares        Amount       Capital   Stock Awards   Earnings      Stock         Total
                                                                        (in thousands)

Balance, January 31, 1999          13,069    $      131   $  114,621   $       --   $   30,750   $       --    $  145,502

Proceeds from exercising
     stock options                     59            --          786           --           --           --           786
Tax benefit related to stock
     option exercises                  --            --          252           --           --           --           252
Purchase of treasury stock           (175)           --           --           --           --       (1,846)       (1,846)
Net income                             --            --           --           --        5,205           --         5,205
                               ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance, January 30, 2000          12,953    $      131   $  115,659   $       --   $   35,955   $   (1,846)   $  149,899

Amortization of restricted
     stock awards                      --            --           --          243           --           --           243
Net income                             --            --           --           --       12,245           --        12,245
                               ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance, February 4, 2001          12,953    $      131   $  115,659   $      243   $   48,200   $   (1,846)   $  162,387

Amortization of restricted
     stock awards                      --            --           --          139           --           --           139
Proceeds from exercising
     stock options                      6            --           40           --           --           --            40
Tax benefit related to stock
     option exercises                  --            --            2           --           --           --             2
Net income                             --            --           --           --        7,578           --         7,578
                               ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance, February 3, 2002          12,959    $      131   $  115,701   $      382   $   55,778   $   (1,846)   $  170,146



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DAVE & BUSTER'S, INC.


                                                        FISCAL YEAR           2001               2000             1999
                                                                                            (in thousands)
Cash flows from operating activities:
     Net income                                                           $      7,578      $     12,245      $      5,205
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative effect of change in an accounting principle               --                --             4,687
               Depreciation and amortization                                    28,693            25,716            19,884
               Provision for deferred income taxes                                 467             1,182               986
               Restricted stock awards                                              --               243                --
               Gain on sale of assets                                             (441)               --                --
               Changes in assets and liabilities
                    Inventories                                                 (4,206)           (5,515)           (5,432)
                    Prepaid expenses                                             2,221            (1,559)             (361)
                    Other assets                                                   693              (671)             (666)
                    Accounts payable                                             6,700            (2,577)           (1,827)
                    Accrued liabilities                                          4,035             2,192             1,073
                    Income taxes payable                                         1,487             3,567                --
                    Other liabilities                                            2,399             1,855             1,391
                                                                          ------------      ------------      ------------
Net cash provided by operating activities                                       49,626            36,678            24,940
Cash flows from investing activities:
     Proceeds from sale/leasebacks                                              18,474                --                --
     Capital expenditures                                                      (49,351)          (53,574)          (73,798)
                                                                          ------------      ------------      ------------
Net cash used in investing activities                                          (30,877)          (53,574)          (73,798)
                                                                          ------------      ------------      ------------
Cash flows from financing activities:
     Purchase of treasury stock                                                     --                --            (1,846)
     Borrowings under long-term debt                                            24,060           131,292            50,000
     Repayments of long-term debt                                              (41,648)         (114,308)           (1,500)
     Proceeds from issuance of common stock, net                                   181                --               786
                                                                          ------------      ------------      ------------
Net cash (used in)/provided by financing activities                            (17,407)           16,984            47,440
                                                                          ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents                                 1,342                88            (1,418)
Beginning cash and cash equivalents                                              3,179             3,091             4,509
                                                                          ------------      ------------      ------------

Ending cash and cash equivalents                                          $      4,521      $      3,179      $      3,091

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                           $      2,590      $      1,941      $      4,188
     Cash paid for interest, net of amounts capitalized                   $      7,261      $      8,363      $      3,455


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

                                                                Fiscal Year Ended
                                                  January 30,      February 4,     February 3,
                                                     2000             2001             2002
                                                 ------------     ------------     ------------

Reported Net Income                              $      5,205     $     12,245     $      7,578
Amortization expense recorded for the period              349              349              349
                                                 ------------     ------------     ------------

Adjusted Net Income                              $      5,554     $     12,954     $      7,927

Reported net income per share (diluted)          $       0.39     $       0.94     $       0.58
Goodwill amortization per share (diluted)                0.03             0.03              .03
                                                 ------------     ------------     ------------
Adjusted net income per share (diluted)          $       0.42     $       0.97     $       0.61


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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      2001              2000

Land ........................................     $      6,706      $     11,308
Buildings ...................................           34,232            56,023
Leasehold and building improvements .........          143,114           110,559
Games .......................................           79,673            69,970
Furniture, fixtures, and equipment ..........           92,033            72,723
Construction in progress ....................            3,711            17,914
                                                  ------------      ------------
     Total cost .............................          359,469           338,497
Accumulated depreciation ....................         (101,167)          (78,030)
                                                  ------------      ------------
                                                  $    258,302      $    260,467

NOTE 3: ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                              2001             2000

Payroll..............................................................................     $      2,393     $      1,873
Sales and use tax ...................................................................            1,387            1,618
Real estate tax .....................................................................            2,620            1,873
Other ...............................................................................            4,685            1,686
                                                                                          ------------     ------------

      Total accrued liabilities .....................................................     $     11,085     $      7,050

NOTE 4: LONG-TERM DEBT

In 2000, the Company secured a $110,000 senior secured revolving credit and term loan facility. On November 19, 2001, the Company amended its senior secured revolving credit and term loan facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and term loans. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through the maturity date. At February 3, 2002 long-term debt payments under the debt agreement are $5,500 in 2002; $8,300 in 2003; $11,400 in 2004; $35,453 in
2005; $19,200 in 2006 and $10,543 thereafter.

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

NOTE 5: INCOME TAXES

The provision for income taxes is as follows:

                                                       2001             2000             1999
Current expense
     Federal.................................     $      3,149     $      5,077     $      4,242
     State and local ........................              504              750              496
Deferred tax expense ........................              646            1,182              986
                                                  ------------     ------------     ------------
     Total provision for income taxes .......     $      4,299     $      7,009     $      5,724

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

                                                       2001              2000              1999
Accelerated depreciation ....................     $     11,399      $      9,474      $      7,475
Preopening costs ............................           (1,378)               --                --
Prepaid expenses ............................              152               129               130
Capitalized interest costs ..................            1,740             1,281             1,346
                                                  ------------      ------------      ------------
     Total deferred tax liabilities .........           11,913            10,884             8,951

Worker's compensation .......................              281               304               330
Leasing transactions ........................            2,288             1,500               791
Other .......................................              (19)              184               116
                                                  ------------      ------------      ------------
     Total deferred tax assets ..............            2,550             1,988             1,237
                                                  ------------      ------------      ------------
Net deferred tax liability ..................     $     (9,363)     $     (8,896)     $     (7,714)

Reconciliation of federal statutory rates to effective income tax rates:

                                                      2001               2000               1999
Federal corporate statutory rate ............             35.0%              35.0%              35.0%
State and local income taxes, net
     of federal income tax benefit ..........              3.1%               2.2%               2.1%
Goodwill amortization and other
     nondeductible expenses .................              1.0%               2.1%               2.2%
Tax credits .................................             (4.3)%             (2.0)%             (1.9)%
Effect of change in deferred tax rate .......               --               (1.9)%             (2.4)%
Other .......................................              1.4%               1.0%               1.7%
                                                  ------------       ------------       ------------
Effective tax rate ..........................             36.2%              36.4%              36.7%


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

The Company's pro forma information is as follows:

                                                       2001             2000             1999

Net income, as reported .....................     $      7,578     $     12,245     $      5,205
Pro forma net income ........................     $      5,931     $     10,018     $      3,627
Basic net income per share, as reported .....     $        .58     $        .95     $        .40
Pro forma basic net income per share ........     $        .46     $        .77     $        .28
Diluted net income per share, as reported ...     $        .58     $        .94     $        .39
Pro forma diluted net income per share ......     $        .46     $        .77     $        .27

A summary of the Company's stock option activity and related information is as follows:

                                                           2001                       2000                       1999
                                                         Weighted-                  Weighted-                  Weighted-
                                                          Average                    Average                    Average
                                                         Exercise                   Exercise                   Exercise
                                            Options        Price      Options         Price      Options         Price

Outstanding - beginning of year               1,932      $  14.78        1,666      $  17.24        1,145      $  16.82
Granted                                       1,233      $   6.82          674      $   7.49          734      $  18.10
Exercised                                        (6)     $   6.80           --            --          (59)     $  12.88
Forfeited                                      (234)     $  13.16         (408)     $  12.77         (154)     $  20.09
Outstanding - end of year                     2,925      $  11.56        1,932      $  14.78        1,666      $  17.24
Exercisable - end of year                     1,178      $  15.26          642      $  17.37          516      $  14.87
Weighted-average fair value of options
     granted during the year                             $   3.28                   $   3.96                   $   8.36


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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             2001         2000         1999

Numerator-Net Income                                       $  7,578     $ 12,245     $  5,205
                                                           --------     --------     --------

Denominator:
     Denominator for basic net income per share -
     Weighted average shares                                 12,956       12,953       13,054
Effect of dilutive securities - employee stock options           60           33          160
                                                           --------     --------     --------
Denominator for diluted earnings per share - adjusted
weighted average shares                                      13,016       12,986       13,214

Basic net income per share                                 $    .58     $    .95     $    .40

Diluted net income per share                               $    .58     $    .94     $    .39


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

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 2001                                              First       Second        Third        Fourth

Total revenues ...................................     $ 88,210     $ 83,622     $ 81,371      $104,806
Income before provision for income taxes .........        4,834        2,675       (2,936)        7,304
Net income .......................................        3,084        1,707       (1,873)        4,660
Basic net income per share .......................     $    .24     $    .13     $   (.14)     $    .36
Basic weighted average shares outstanding ........       12,953       12,954       12,956        12,957
Diluted net income per share .....................     $    .24     $    .13     $   (.14)     $    .36
Diluted weighted average shares outstanding ......       13,068       13,028       12,956        12,992


Fiscal 2000                                              First       Second        Third        Fourth

Total revenues ...................................     $ 77,849     $ 77,566     $ 79,244      $ 97,644
Income before provision for income taxes .........        4,565        3,397        2,368         8,924
Net income .......................................        2,890        2,150        1,499         5,706
Basic net income per share .......................     $    .22     $    .17     $    .12      $    .44
Basic weighted average shares outstanding ........       12,953       12,953       12,953        12,953
Diluted net income per share .....................     $    .22     $    .17     $    .12      $    .44
Diluted weighted average shares outstanding ......       12,960       12,954       12,974        13,077

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

                                                             Ernst & Young LLP



Dallas, Texas
March 27, 2002

                                INDEX OF EXHIBITS


    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------

     23           Independent Auditors' Consent

     99.1 Certification of Co-CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Co-CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.