Form 10-Q
period 2002-08-04
DAVE & BUSTERS INC
filed 2002-09-17
CIK 943823

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

  X      QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    FOR THE QUARTER ENDED AUGUST 4, 2002.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
-----    OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.



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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of September 4, 2002 was 13,283,279 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              13 WEEKS ENDED                    26 WEEKS ENDED
                                                       ---------------------------      ----------------------------
                                                         AUGUST 4,       AUGUST 5,        AUGUST 4,        AUGUST 5,
                                                           2002            2001             2002             2001
                                                       -----------     -----------      -----------      -----------

Food and beverage revenues                             $    46,156     $    41,542      $    94,899      $    85,154
Amusements and other revenues                               45,994          42,080           94,493           86,678
                                                       -----------     -----------      -----------      -----------
      Total revenues                                        92,150          83,622          189,392          171,832

Cost of revenues                                            16,715          15,761           34,831           32,256
Operating payroll and benefits                              28,583          25,410           58,962           52,634
Other store operating expenses                              28,199          24,782           56,527           48,991
General and administrative expenses                          7,601           4,958           13,712           10,254
Depreciation and amortization expense                        7,561           7,157           15,116           13,908
Preopening costs                                               248             821              401            1,900
                                                       -----------     -----------      -----------      -----------
      Total costs and expenses                              88,907          78,889          179,549          159,943

Operating income                                             3,243           4,733            9,843           11,889
Interest expense, net                                        1,792           2,058            3,801            4,380
                                                       -----------     -----------      -----------      -----------

Income before provision for income taxes                     1,451           2,675            6,042            7,509
Provision for income taxes                                     530             968            2,205            2,718
                                                       -----------     -----------      -----------      -----------

Income before cumulative effect of a
     change in an accounting principle                 $       921     $     1,707      $     3,837      $     4,791

Cumulative effect of a change in an
     accounting principle                                        0               0           (7,096)               0
                                                       -----------     -----------      -----------      -----------

Net income (loss)                                      $       921     $     1,707      $    (3,259)     $     4,791
                                                       ===========     ===========      ===========      ===========

Net income (loss) per share - basic
     Before cumulative effect of a change
        in an accounting principle                     $      0.07     $      0.13      $      0.30      $      0.37
     Cumulative effect of a change in an
        accounting principle                                     0               0            (0.55)               0
                                                       -----------     -----------      -----------      -----------
                                                       $      0.07     $      0.13      $     (0.25)     $      0.37
Net income (loss) per share - diluted
     Before cumulative effect of a change
        in an accounting principle                     $      0.07     $      0.13      $      0.29      $      0.37
     Cumulative effect of a change in an
        accounting principle                                     0               0            (0.53)               0
                                                       -----------     -----------      -----------      -----------
                                                       $      0.07     $      0.13      $     (0.24)     $      0.37

Basic weighted average shares outstanding                   12,986          12,954           12,978           12,954
Diluted weighted average shares outstanding                 13,435          13,028           13,382           13,049


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                      August 4, 2002    February 3,
                                                                       (unaudited)          2002
                                                                      --------------    -----------
Current assets:
    Cash                                                               $     2,362      $     4,521
    Inventories                                                             25,849           25,964
    Prepaid expense                                                          5,715            1,442
    Other current assets                                                     1,997            2,445
                                                                       -----------      -----------
         Total current assets                                               35,923           34,372
Property and equipment, net                                                260,694          258,302
Goodwill, net of accumulated amortization of $2,612                              0            7,096
Other assets                                                                 8,655            9,364
                                                                       -----------      -----------
             Total assets                                              $   305,272      $   309,134
                                                                       ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                            $     6,900      $     5,500
     Accounts payable                                                       21,070           15,991
     Accrued liabilities                                                    11,885           11,085
     Income tax payable                                                      3,469            5,054
     Deferred income taxes                                                   1,177            1,220
                                                                       -----------      -----------
         Total current liabilities                                          44,501           38,850
Deferred income taxes                                                        8,143            8,143
Other liabilities                                                            8,401            7,099
Long-term debt, less current installments                                   76,894           84,896
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                         --               --
    Common stock, $0.01 par value, 50,000,000 authorized
      12,997,779 and 12,959,209 shares issued and outstanding
      as of August 4, 2002 and February 3, 2002, respectively                  131              131
    Paid-in-capital                                                        116,047          115,701
    Restricted stock awards                                                    482              382
    Retained earnings                                                       52,519           55,778
                                                                       -----------      -----------
                                                                           169,179          171,992
      Less: treasury stock, at cost (175,000 shares)                        (1,846)          (1,846)
                                                                       -----------      -----------
         Total stockholders' equity                                        167,333          170,146
                                                                       -----------      -----------
             Total liabilities and stockholders' equity                $   305,272      $   309,134
                                                                       ===========      ===========

See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                      Common Stock
                                 -----------------------    Paid-in-    Restricted    Retained      Treasury
                                   Shares       Amount      Capital    Stock Awards   Earnings       Stock         Total
                                 ----------   ----------   ----------  ------------  ----------    ----------    ----------

Balance, February 3, 2002            12,959   $      131   $  115,701   $      382   $   55,778    $   (1,846)   $  170,146

Proceeds from exercising
      stock options                      39           --          303           --           --            --           303

Tax benefit related to stock
      option exercises                   --           --           43           --           --            --            43

Amortization of
      restricted stock awards            --           --           --          100           --            --           100

Net loss                                 --           --           --           --       (3,259)           --        (3,259)
                                 ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance, August 4, 2002              12,998   $      131   $  116,047   $      482   $   52,519    $   (1,846)   $  167,333
                                 ==========   ==========   ==========   ==========   ==========    ==========    ==========

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         26 Weeks Ended            26 Weeks Ended
                                                                         August 4, 2002            August 5, 2001
                                                                         ---------------           ---------------
Cash flows from operating activities
     Income before cumulative change in an accounting principle          $         3,837           $         4,791
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                         15,116                    13,908
            Provision for deferred income taxes                                      (43)                    1,035
            Restricted stock awards                                                    0                        47
            Gain on sale of assets                                                  (101)                        0
            Changes in assets and liabilities:
               Inventories                                                           115                      (723)
               Prepaid expenses                                                   (4,273)                     (731)
               Other current assets                                                  448                         0
               Other assets                                                          709                      (626)
               Accounts payable                                                    5,079                     3,024
               Accrued liabilities                                                   800                     1,483
               Income taxes payable                                               (1,585)                     (330)
               Other liabilities                                                   1,302                       783
                                                                         ---------------           ---------------
Net cash provided by operating activities                                         21,404                    22,661
                                                                         ---------------           ---------------

Cash flows from investing activities
     Capital expenditures                                                        (17,889)                  (22,326)
     Proceeds from sale of property and equipment                                    482                         0
                                                                         ---------------           ---------------
Net cash used by investing activities                                            (17,407)                  (22,326)
                                                                         ---------------           ---------------

Cash flows from financing activities
     Borrowing under long-term debt                                               10,852                    13,250
     Repayments under long-term debt                                             (17,454)                  (14,046)
     Proceeds from issuance of common stock                                          446                         0
                                                                         ---------------           ---------------
Net cash used by financing activities                                             (6,156)                     (796)
                                                                         ---------------           ---------------

Decrease in cash and cash equivalents                                             (2,159)                     (461)
Beginning cash and cash equivalents                                                4,521                     3,179
                                                                         ---------------           ---------------

Ending cash and cash equivalents                                         $         2,362           $         2,718
                                                                         ===============           ===============





See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 4, 2002


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

NOTE 2:       BASIS OF PRESENTATION

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Dave & Buster's, Inc. and wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data presented herein for February 3, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our one industry segment is the ownership and operation of restaurant/entertainment Complexes (a "Complex" or "Store") under the name "Dave & Buster's" which are located in the United States.

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

We have applied the new standards on accounting for goodwill and other intangible assets during the first quarter of 2002. We performed the required impairment test of goodwill and other intangible assets during the first quarter of 2002, which resulted in a one-time charge of $7.1 million representing the cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $.53 per diluted share in the first quarter. If the application of the non-amortization provisions of the Statement had been adopted as of the first quarter of 2001, second quarter net income would have increased by $.1 million ($0.01 per diluted share) or pro forma earnings of $0.14 per diluted share. The year to date income would have increased $.2 million ($0.2 per diluted share) or pro forma earnings of $.39 per diluted share. The remaining intangible (trademark) has a net carrying value of $118,000 and amortization of this intangible is insignificant.

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

NOTE 4: LONG-TERM DEBT

At August 4, 2002, long-term debt consisted of the following:

Long-term debt                                                         $ 83,794
Less: current installments                                               (6,900)
                                                                       --------
                                                                       $ 76,894
                                                                       ========

On November 19, 2001, we amended the senior secured revolving credit and term loan facility. The amendment allows proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans. At August 4, 2002, $6,360 was available under this facility.

NOTE 5: CONTINGENCIES

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial conditions.

In March 2000, the former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and our directors in Federal district court in Delaware. The plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against the former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and our directors aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party claims against us and are vigorously defending this litigation. The trial court dismissed the case against us and our directors on a statute of limitations defense. Such ruling has been appealed by the former shareholders. The Third Circuit appellate court heard oral argument on such appeal in July 2002, but has not yet ruled on the matter. If we are unsuccessful in our defense of this litigation it could have a material adverse affect on us and our operations.

We have been served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We have received four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We have answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs, which we believe to be without merit. We have filed a motion to dismiss for the complaint filed in Greene County for improper venue, which motion is currently pending before the court. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints. We have not yet filed an answer in any of the Cole County cases.

NOTE 6: OTHER MATTERS

On May 30, 2002 we announced that we entered into a definitive merger agreement under which a group led by our founders and certain members of our senior executive management, together with Investcorp S.A., a global investment group, and co-investors organized by Investcorp will acquire the company through a newly-formed holding company, D&B Holdings I, Inc. The transaction was originally structured as a cash tender offer by D&B Acquisition Sub, Inc., a wholly-owned subsidiary of D&B Holdings, for all outstanding shares of our common stock at a price of $12.00 per share, to be followed by a merger which would result in Dave & Buster's becoming a wholly-owned subsidiary of D&B Holdings. On July 10, 2002, we announced that the tender offer by D&B Acquisition Sub. had expired without sufficient shares being tendered to complete the transaction. On July 12, 2002, we entered into an amendment to the merger agreement providing that the consideration proposed to be paid for our common stock was increased to $13.50 in cash per share and that we would proceed with a single-step, all-cash merger which would be submitted for a vote at a special meeting of our shareholders. Shareholders representing at least 66 2/3 of our outstanding common stock must vote in favor of the merger for it to be completed. We further announced that D&B Acquisition Sub had secured the written agreement of three of our largest shareholders to vote in favor of the merger. The total transaction value is approximately $275 million, including the refinancing of Dave & Buster's debt. A special committee of three independent, non-employee directors, with the advice of Houlihan Lokey Howard & Zukin, recommended approval of the merger transaction as so amended, which was also unanimously approved by our Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


Results of Operations - 13 Weeks Ended August 4, 2002 Compared to 13 Weeks Ended August 5, 2001

Total revenues increased to $92,150 for the 13 weeks ended August 4, 2002 from $83,622 for the 13 weeks ended August 5, 2001, an increase of $8,528 or 10.2%. New stores opened after the first quarter of 2001 increased revenues during the period by $9,937. Revenues at comparable stores decreased 1.8% for the 13 weeks ended August 4, 2002. The decrease in comparable store revenues is attributable to a continued weak economic environment. In an effort to improve sales, the Company is redirecting marketing funds from media buys towards direct marketing for the individual locations. Emphasis is also being placed upon the special events portion of the business, particularly holiday parties and other corporate functions. In addition, the Company introduced new menu items during the second quarter, expanding the seafood entrees offered.

Cost of revenues increased to $16,715 for the 13 weeks ended August 4, 2002 from $15,761 for the 13 weeks ended August 5, 2001, an increase of $954 or 6.1%. The increase is attributable to the 10.2% increase in revenues, offset by cost savings at comparable stores. As a percentage of revenues, cost of revenues decreased from 18.8% for the 13 weeks ended August 5, 2001 to 18.1% for the 13 weeks ended August 4, 2002 due to lower meat, dairy and redemption costs offset by higher beverage costs. The new menu introduced in the second quarter is in keeping with the initiatives the Company implemented in 2001 to streamline its kitchen operations and provide greater efficiency.

Operating payroll and benefits increased to $28,583 for the 13 weeks ended August 4, 2002 from $25,410 for the 13 weeks ended August 5, 2001, an increase of $3,173 or 12.5%. As a percentage of revenues, operating payroll and benefits increased to 31.0% in the 13 weeks ended August 4, 2002 from 30.4% in the 13 weeks ended August 5, 2001. The increase in payroll and benefits as a percentage of revenues, is due to the decline in comparable store sales and new store openings in fiscal year 2001. The Company is monitoring labor costs and adjusting its staffing levels in response to the current economic environment.

Other store operating expenses increased to $28,199 for the 13 weeks ended August 4, 2002 from $24,782 for the 13 weeks ended August 5, 2001, an increase of $3,417 or 13.8%. As a percentage of revenues, other store operating expenses were 30.6% of revenues in the 13 weeks ended August 4, 2002 as compared to 29.6% of revenues in the 13 weeks ended August 5, 2001. Other store operating expense as a percentage of revenues increased due to the decline in comparable store sales, new store openings in fiscal year 2001 and the sale/leaseback transactions of the Houston and Atlanta locations.

General and administrative expenses increased to $7,601 for the 13 weeks ended August 4, 2002 from $4,958 for the 13 weeks ended August 5, 2001, an increase of $2,643 or 53.3%. As a percentage of revenues, general and administrative expenses increased to 8.2% in the 13 weeks ended August 4, 2002 from 5.9% in the 13 weeks ended August 5, 2001. The increase is attributable to one-time transaction costs of $1.2 million related to our proposed merger agreement with D&B Holdings and D&B Acquisition Sub along with higher fringe benefit and occupancy costs. The Company anticipates cost savings as system enhancements are completed over the next 18 to 24 months.

Depreciation and amortization increased to $7,561 for the 13 weeks ended August 4, 2002 from $7,157 for the 13 weeks ended August 5, 2001, an increase of $404 or 5.6%. As a percentage of revenues, depreciation and amortization expense decreased to 8.2% of revenues from 8.6% in the 13 weeks ended August 5, 2001.

Preopening costs decreased to $248 for the 13 weeks ended August 4, 2002 from $821 for the 13 weeks ended August 5, 2001. The decrease is due to the timing of new store openings. There were no openings during the first half of fiscal 2002.

Interest expense decreased to $1,792 for the 13 weeks ended August 4, 2002 from $2,058 for the 13 weeks ended August 5, 2001. The decrease is due to both lower average debt and interest rates in fiscal year 2002.

The effective tax rate for the 13 weeks ended August 4, 2002 was 36.5% as compared to 36.2% for the 13 weeks ended August 5, 2001, as a result of higher estimated state income taxes.


Results of Operations - 26 Weeks Ended August 4, 2002 Compared to 26 Weeks Ended August 5, 2001


Total revenues increased to $189,392 for the 26 weeks ended August 4, 2002 from $171,832 for the 26 weeks, ended August 5, 2001, an increase of $17,560 or 10.2%. New stores opened after the first quarter of 2001 increased revenues during the period by $21,324. Revenues at comparable stores were down by 2.6% for the 26 weeks ended August 4, 2002. The decrease in comparable store revenues is attributable to a continued weak economic environment. Total revenues for the 26 weeks ended August 4, 2002 from licensing agreements were $214. . In an effort to improve sales, the Company is redirecting marketing funds from media buys towards direct marketing for the individual locations. Emphasis is also being placed upon the special events portion of the business, particularly holiday parties and other corporate functions. In addition, the Company introduced new menu items during the second quarter, expanding the seafood entrees offered.

Cost of revenues increased to $34,831 for the 26 weeks ended August 4, 2002 from $32,256 for the 26 weeks ended August 5, 2001, an increase of $2,575 or 8.0%. The increase is attributable to the 10.2% increase in revenues, offset by cost savings at comparable stores. As a percentage of revenues, cost of revenues decreased from 18.8% for the 26 weeks ended August 5, 2001 to 18.4% for the 26 weeks ended August 4, 2002 with food costs being down 1.8% offset by beverage costs and amusement costs being up .6% and .1%, respectively. The new menu introduced in the second quarter is in keeping with the initiatives the Company implemented in 2001 to streamline its kitchen operations and provide greater efficiency.

Operating payroll and benefits increased to $58,962 for the 26 weeks ended August 4, 2002 from $52,634 for the 26 weeks ended August 5, 2001, an increase of $6,328 or 12.0%. As a percentage of revenues, operating payroll and benefits increased to 31.1% in the 26 weeks ended August 4, 2002 from 30.6% in the 26 weeks ended August 5, 2001. The increase in payroll and benefits as a percentage of revenues, is due to the decline in comparable store sales and new store openings in fiscal year 2001. The Company is monitoring labor costs and adjusting its staffing levels in response to the current economic environment.

Other store operating expenses increased to $56,527 for the 26 weeks ended August 4, 2002 from $48,991 for the 26 weeks ended August 5, 2001, an increase of $7,536 or 15.4%. As a percentage of revenues, other store operating expenses were 29.8% of revenues in the 26 weeks ended August 4, 2002 as compared to 28.5% of revenues in the 26 weeks ended August 5, 2001. Other store operating expenses as a percentage of revenues increased due to the decline in comparable store sales and new store openings in fiscal year 2001 and the sale/leaseback transactions of the Houston and Atlanta locations.

General and administrative expenses increased to $13,712 for the 26 weeks ended August 4, 2002 from $10,254 for the 26 weeks ended August 5, 2001, an increase of $3,458 or 33.7%. As a percentage of revenues, general and administrative expenses increased to 7.2% in the 26 weeks ended August 4, 2002 from 6.0% in the 26 weeks ended August 4, 2001. The increase is attributable to one-time transaction costs of $1.2 million related to our proposed merger agreement with D&B Holdings and D&B Acquisition Sub along with higher fringe benefit and occupancy costs. The Company anticipates cost savings as system enhancements are completed over the next 18 to 24 months.

Depreciation and amortization increased to $15,116 for the 26 weeks ended August 4, 2002 from $13,908 for the 26 weeks ended August 5, 2001, an increase of $1,208 or 8.7%. As a percentage of revenues, depreciation and amortization expense decreased to 8.0% of revenues from 8.1% in the 26 weeks ended August 5, 2001.

Preopening costs decreased to $401 for the 26 weeks ended August 4, 2002 from $1,900 for the 26 weeks ended August 5, 2001. The decrease is due to the timing of new store openings. There were no openings during the first half of fiscal 2002.

Interest expense decreased to $3,801 for the 26 weeks ended August 4, 2002 from $4,380 for the 26 weeks ended August 5, 2001. The decrease is due to both lower average debt and interest rates in fiscal year 2002.

The effective tax rate for the 26 weeks ended August 4, 2002 was 36.5% as compared to 36.2% for the 26 weeks ended August 5, 2001, as a result of higher estimated state income taxes.

Liquidity and Capital Resources

Cash flows from operations was $21,403 for the 26 weeks ended August 4, 2002 compared to $22,661 for the 26 weeks ended August 5, 2001. The decrease in cash flow was attributable to an increase in prepaid expenses and decrease in accounts payable and income taxes payable.

Cash used in investing activities was $17,407 for the 26 weeks ended August 4, 2002 compared to $22,326 for the 26 weeks ended August 5, 2001. The decrease was the result of no new store openings scheduled in the first half of 2002.

Financing activities resulted in a use of cash of $6,156 compared to $796 for the 26 weeks ended August 5, 2001. This increased use of cash was directly attributed to net repayment of long-term debt during the quarter.

We have a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through maturity. Borrowings under the facility bear interest at a floating rate based on LIBOR (1.825% at August 4, 2002) or, at our option, the bank's prime rate (4.75% at August 4, 2002) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of Dave & Buster's. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At August 4, 2002, $6,360 was available under this facility.

We have entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $50,008 at August 4, 2002 are fixed at 5.44. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $440 was incurred in the second quarter of 2002 under the agreement and $906 for the year to date.

The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

Our plan is to open one new complex in fiscal 2002. The preopening and construction costs of the new store will be provided from internal cash flow. The credit facility, as amended, restricts us from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without the unanimous consent of the bank group.

We believe that available cash and cash flow from operations, together with borrowings under the credit facility, will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors. We may not generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future capital in a sufficient amount or on acceptable terms, to enable us to service our indebtedness or to fund our other liquidity needs.


Quarterly Fluctuations, Seasonality and Inflation

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of its business in the future due to expected lower third quarter revenues due to the fall season and expects higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are not expected to be material. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

Other Matters

On May 30, 2002 we announced that we entered into a definitive merger agreement under which a group led by our founders and certain members of our senior executive management, together with Investcorp S.A., a global investment group, and co-investors organized by Investcorp will acquire the company through a newly-formed holding company, D&B Holdings I, Inc. The transaction was originally structured as a cash tender offer by D&B Acquisition Sub, Inc., a wholly-owned subsidiary of D&B Holdings, for all outstanding shares of our common stock at a price of $12.00 per share, to be followed by a merger which would result in Dave & Buster's becoming a wholly-owned subsidiary of D&B Holdings. On July 10, 2002, we announced that the tender offer by D&B Acquisition Sub. had expired without sufficient shares being tendered to complete the transaction. On July 12, 2002, we entered into an amendment to the merger agreement providing that the consideration proposed to be paid for our common stock was increased to $13.50 in cash per share and that we would proceed with a single-step, all-cash merger which would be submitted for a vote at a special meeting of our shareholders. Shareholders representing at least 66 2/3 of our outstanding common stock must vote in favor of the merger for it to be completed. We further announced that D&B Acquisition Sub had secured the written agreement of three of our largest shareholders to vote in favor of the merger. The total transaction value is approximately $275 million, including the refinancing of Dave & Buster's debt. A special committee of three independent, non-employee directors, with the advice of Houlihan Lokey Howard & Zukin, recommended approval of the merger transaction as so amended, which was also unanimously approved by our Board of Directors.

Contingencies

In March 2000, the former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and our directors in Federal district court in Delaware. The plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against the former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and our directors aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party claims against us and are vigorously defending this litigation. The trial court dismissed the case against us and our directors on a statute of limitations defense. Such ruling has been appealed by the former shareholders. The Third Circuit appellate court heard oral argument on such appeal in July 2002, but has not yet ruled on the matter. If we are unsuccessful in our defense of this litigation it could have a material adverse affect on us and our operations.

We have been served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We have received four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We have answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs, which we believe to be without merit. We have filed a motion to dismiss the complaint filed in Greene County for improper venue, which motion is currently pending before the court. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints. We have not yet filed an answer in any of the Cole County cases.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain statements in this Report on Form 10-Q are not based on historical facts but are "forward-looking statements" that are based on numerous assumptions made as of the date of this report. Forward looking statements are generally identified by the words "believes", "expects", "intends", "anticipates", "scheduled", and certain similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability; locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing and discussed under "Risks" in our Form 10-K filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates to changes in the general level of interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. The Company's agreement to fix a portion of its variable-rate debt mitigates this exposure.

ITEM 4. CONTROLS AND PROCEDURES

Each of our Co-Chief Executive Officers, David O. Corriveau and James W. Corley, and our Chief Financial Officer, W.C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was conducted during the week ended September 6, 2002. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report.

Since September 6, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2000, the former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and our directors in Federal district court in Delaware. The plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against the former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and our directors aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party claims against us and are vigorously defending this litigation. The trial court dismissed the case against us and our directors on a statute of limitations defense. Such ruling has been appealed by the former shareholders. The Third Circuit appellate court heard oral argument on such appeal in July 2002, but has not yet ruled on the matter. If we are unsuccessful in our defense of this litigation it could have a material adverse affect on us and our operations.

We have been served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We have received four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We have answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs, which we believe to be without merit. We have filed a motion to dismiss the complaint filed in Greene County for improper venue, which motion is currently pending before the court. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints. We have not yet filed an answer in any of the Cole County cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)-(b) At the Company's Annual Meeting of Shareholders on June 11, 2002, the following were elected for a term of three years:

                  Class I
                  David O. Corriveau
                  Mark A. Levy
                  Christopher C. Maguire

                  The following directors continued their terms of office as directors of the Company after the Annual Meeting:

                  Class II                    Class III
                  James W. Corley             Allen J. Bernstein
                  Peter A. Edison             Bruce H. Hallett

         (c)      The following matters were voted upon at the Annual Meeting:

                     1. Directors:

                                                        For            Against    Withheld/Abstain

                           David O. Corriveau           10,554,624                     408,998
                           Mark A. Levy                 10,791,382                     172,240
                           Christopher C. Maguire       10,787,831                     175,791

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     99.1     Certification of Co-CEO pursuant to 18 U.S.C.
                              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     99.2     Certification of Co-CEO pursuant to 18 U.S.C.
                              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                     The following reports on Form 8-K were filed during the 13 weeks ended August 4, 2002:

                     1. A Form 8-K was filed on May 31, 2002 to report the execution of a definitive merger agreement dated May 30, 2002 providing for the acquisition of Dave & Buster's, Inc. at a price of $12.00 per share by a group formed by Investcorp and certain members of senior executive management.

                     2. A Form 8-K was filed on July 16, 2002 to report an amendment to the definitive merger agreement to provide for an increase in merger consideration from $12.00 to $13.50 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAVE & BUSTER'S, INC.

Date: September 16, 2002               by /s/ David O. Corriveau
                                          --------------------------
                                          David O. Corriveau
                                          Co-Chairman of the Board,
                                          Co-Chief Executive Officer
                                          and President

Date: September 16, 2002               by /s/ W. C. Hammett, Jr.
                                          --------------------------
                                          W. C. Hammett, Jr.
                                          Vice President,
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, David O. Corriveau, Co-Chief Executive Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dave & Buster's Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 16, 2002

/s/ David O. Corriveau
--------------------------
David O. Corriveau
Co-Chief Executive Officer

I, James W. Corley, Co-Chief Executive Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dave & Buster's Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 16, 2002


/s/ James W. Corley
----------------------------
James W. Corley
Co-Chief Executive Officer

I, W. C. Hammett, Jr., Chief Financial Officer of Dave & Buster's Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dave & Buster's Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 16, 2002



/s/ W. C. Hammett, Jr.
--------------------------
W. C. Hammett, Jr.
Chief Financial Officer

                                INDEX OF EXHIBITS


         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------

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