Form 10-Q
period 2002-11-03
DAVE & BUSTERS INC
filed 2002-12-17
CIK 943823

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

  X    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  FOR THE QUARTER ENDED NOVEMBER 3, 2002.

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding as of December 9, 2002 was 13,293,279 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      13 WEEKS ENDED                39 WEEKS ENDED
                                                             NOVEMBER 3,      NOVEMBER 4,      NOVEMBER 3,      NOVEMBER 4,
                                                                 2002             2001             2002             2001
                                                             -----------      -----------      -----------      -----------

     Food and beverage revenues                               $  43,950        $  41,171        $ 138,849        $ 126,325
     Amusements and other revenues                               40,600           40,200          135,092          126,878
                                                              ---------        ---------        ---------        ---------
         Total revenues                                          84,550           81,371          273,941          253,203

     Cost of revenues                                            15,583           15,248           50,414           47,504
     Operating payroll and benefits                              27,301           26,573           86,173           79,207
     Other store operating expenses                              28,756           26,426           85,373           75,417
     General and administrative expenses                          5,952            5,120           19,664           15,374
     Depreciation and amortization expense                        7,405            7,407           22,520           21,315
     Preopening costs                                               857            1,850            1,258            3,750
                                                              ---------        ---------        ---------        ---------
         Total costs and expenses                                85,854           82,624          265,402          242,567

     Operating income (loss)                                     (1,304)          (1,253)           8,539           10,636
     Interest expense, net                                        1,455            1,683            5,256            6,063
                                                              ---------        ---------        ---------        ---------

     Income (loss) before provision for
        income taxes                                             (2,759)          (2,936)           3,283            4,573
     Provision (benefit) for income taxes                        (1,089)          (1,063)           1,116            1,655
                                                              ---------        ---------        ---------        ---------

     Income (loss) before cumulative effect
         of a change in an accounting principle               $  (1,670)       $  (1,873)       $   2,167        $   2,918

Cumulative effect of a change in an
         accounting principle                                        --               --           (7,096)              --
                                                              ---------        ---------        ---------        ---------


     Net income (loss)                                        $  (1,670)       $  (1,873)       $  (4,929)       $   2,918
                                                              =========        =========        =========        =========

     Net income (loss) per share - basic
          Before cumulative effect of a change
             in an accounting principle                       $   (0.13)       $   (0.14)       $    0.17        $    0.23
          Cumulative effect of a change in an
             accounting principle                                    --               --            (0.55)              --
                                                              ---------        ---------        ---------        ---------

                                                              $   (0.13)       $   (0.14)       $   (0.38)       $    0.23
     Net income (loss) per share - diluted
          Before cumulative effect of a change
             in an accounting principle                       $   (0.13)       $   (0.14)       $    0.16        $    0.22
          Cumulative effect of a change in an
             accounting principle                                    --               --            (0.53)              --
                                                              ---------        ---------        ---------        ---------
                                                              $   (0.13)       $   (0.14)       $   (0.37)       $     .22

     Basic weighted average shares outstanding                   13,003           12,956           12,987           12,955
     Diluted weighted average shares outstanding                 13,460           12,956           13,431           13,016


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                November 3,
                                                                                    2002          February 3,
                                                                                (unaudited)           2002
                                                                                -----------       -----------

                                     ASSETS

Current assets:
    Cash                                                                          $   5,841        $   4,521
    Inventories                                                                      26,249           25,964
    Prepaid expense                                                                   5,215            1,442
    Other current assets                                                              2,464            2,445
                                                                                  ---------        ---------
          Total current assets                                                       39,769           34,372
Property and equipment, net                                                         255,252          258,302
Goodwill, net of accumulated amortization of $2,612                                      --            7,096
Other assets                                                                          8,295            9,364
                                                                                  ---------        ---------
              Total assets                                                        $ 303,316        $ 309,134
                                                                                  =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                       $   7,600        $   5,500
     Accounts payable                                                                17,688           15,991
     Accrued liabilities                                                             14,122           11,085
     Income tax payable                                                               2,381            5,054
     Deferred income taxes                                                            1,157            1,220
                                                                                  ---------        ---------
          Total current liabilities                                                  42,948           38,850
Deferred income taxes                                                                 8,143            8,143
Other liabilities                                                                     9,588            7,099
Long-term debt, less current installments                                            76,819           84,896
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                                  --               --
    Common stock, $0.01 par value, 50,000,000 authorized
       13,182,779 and 12,959,209 shares issued and outstanding
       as of November 3, 2002 and February 3, 2002, respectively                        131              131
    Paid-in-capital                                                                 116,139          115,701
    Restricted stock awards                                                             545              382
    Retained earnings                                                                50,849           55,778
                                                                                  ---------        ---------
                                                                                    167,664          171,992
       Less: treasury stock, at cost (175,000 shares)                                (1,846)          (1,846)
                                                                                  ---------        ---------
          Total stockholders' equity                                                165,818          170,146
                                                                                  ---------        ---------
              Total liabilities and stockholders' equity                          $ 303,316        $ 309,134
                                                                                  =========        =========


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                       Common Stock
                                    ------------------     Paid-in-       Restricted       Retained     Treasury
                                    Shares      Amount      Capital      Stock Awards      Earnings       Stock        Total
                                    ------      ------      -------      ------------      --------       -----        -----

Balance, February 3, 2002           12,959       $ 131     $ 115,701          $ 382        $ 55,778     $ (1,846)     $ 170,146

Proceeds from exercising
      stock options                     49          --           376             --              --           --            376

Tax benefit related to stock
      option exercises                  --          --            62             --              --           --             62


Amortization of
      restricted stock awards           --          --            --            163              --           --            163

Net loss                                --          --            --             --          (4,929)          --         (4,929)
                                  --------       -----     ---------          -----        --------     --------      ---------

Balance, November 3, 2002           13,008       $ 131     $ 116,139          $ 545        $ 50,849     $ (1,846)     $ 165,818
                                  ========       =====     =========          =====        ========     ========      =========



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    39 Weeks Ended     39 Weeks Ended
                                                                                   November 3, 2002   November 4, 2001
                                                                                   ----------------   ----------------

Cash flows from operating activities
     Income before cumulative change in an accounting principle                        $    2,167        $    2,918
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                                  22,520            21,315
            Provision for deferred income taxes                                               (63)              468
            Restricted stock awards                                                            --                93
            Gain on sale of assets                                                           (121)               --
            Changes in assets and liabilities:
               Inventories                                                                   (285)           (2,298)
               Prepaid expenses                                                            (3,773)           (1,026)
               Other current assets                                                           (19)               --
               Other assets                                                                 1,060               594
               Accounts payable                                                             1,697             7,262
               Accrued liabilities                                                          3,037             3,667
               Income taxes payable                                                        (2,673)              (43)
               Other liabilities                                                            2,489             1,618
                                                                                       ----------        ----------
Net cash provided by operating activities                                                  26,036            34,568
                                                                                       ----------        ----------

Cash flows from investing activities
     Capital expenditures                                                                 (19,937)          (35,211)
     Proceeds from sale of property and equipment                                             597             7,245
                                                                                       ----------        ----------
Net cash used by investing activities                                                     (19,340)          (27,966)
                                                                                       ----------        ----------

Cash flows from financing activities
     Borrowing under long-term debt                                                        14,352            18,810
     Repayments under long-term debt                                                      (20,329)          (25,228)
     Proceeds from issuance of common stock                                                   601                16
                                                                                       ----------        ----------
Net cash used by financing activities                                                      (5,376)           (6,402)
                                                                                       ----------        ----------

Increase in cash and cash equivalents                                                       1,320               200
Beginning cash and cash equivalents                                                         4,521             3,179
                                                                                       ----------        ----------

Ending cash and cash equivalents                                                       $    5,841        $    3,379
                                                                                       ==========        ==========



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 3, 2002


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

We have applied the new standards on accounting for goodwill and other intangible assets during the first quarter of 2002. We performed the required impairment test of goodwill and other intangible assets during the first quarter of 2002, which resulted in a one-time charge of $7.1 million representing the cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $0.53 per diluted share in the first quarter. If the application of the non-amortization provisions of the Statement had been adopted as of the first quarter of 2001, third quarter net income would have increased by $0.1 million ($0.01 per diluted share) or pro forma earnings of negative $0.13 per diluted share. The year to date income would have increased $0.3 million ($0.03 per diluted share) or pro forma earnings of $0.25 per diluted share. The remaining intangible (trademark) has a net carrying value of $118,000 and amortization of this intangible is insignificant.

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

NOTE 4: LONG-TERM DEBT

At November 3, 2002, long-term debt consisted of the following:

              Long-term debt                                               $ 84,419
              Less: current installments                                     (7,600)
                                                                           --------
                                                                           $ 76,819
                                                                           ========

On November 19, 2001, we amended the senior secured revolving credit and term loan facility. The amendment allows proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans. On December 6, 2002, Amendment No. 3 was executed to provide for revised financial covenants, thereby enabling us to remain in compliance with the agreement. The amendment also amended the restriction on revolving credit usage, mandatory repayment of revolving credit loans, increase in letter of credit sublimit and consent relating to new leases on existing units. The Company believes it will be in compliance with all of its financial and other debt covenants during the fiscal year ending February 2, 2003. At November 3, 2002, $4,360 was available under this facility.

NOTE 5: CONTINGENCIES

EBS Litigation

In March 2000, a class of former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and certain of our directors in Federal district court in Delaware. The third-party plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS (through an entity named EBS Litigation LLC) is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against a defendant class of former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and certain of our directors (who were our directors at the time of the spin-off) aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party allegations against us and our directors and are vigorously defending this litigation.

In March 2001, the trial court dismissed all of the third party claims against us and rendered judgment in our favor based on a statute of limitations defense. The third-party plaintiffs appealed this ruling. In September 2002, the Third Circuit appellate court reversed the judgment of the district court and remanded the case for further proceedings. In November 2002, our petition for limited rehearing was denied by the Third Circuit.

The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict has yet been rendered by the court. If the plaintiff in the underlying case is successful in its case against the former shareholders and we are ultimately unsuccessful in our defense of the shareholders third-party litigation against us on the merits, the outcome could have a material adverse affect on us and our operations.

Shareholder Litigation

We were served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We were also served with four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs. We filed a motion to dismiss for the complaint filed in Greene County for improper venue. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints.

Prior to filing answers in the Cole County cases and the commencement of discovery in any of the pending cases, we reached agreement in principle with all plaintiffs for a standstill of all litigation activity and a tentative settlement of all claims against us and our directors, contingent on the consummation of the merger transaction. The Merger Agreement was terminated in October 2002.In November 2002, we were informed by counsel for the plaintiffs that the standstill would continue indefinitely in anticipation of the voluntary dismissal without prejudice of all of the pending actions. Since that time, one of the Cole County cases and the Dallas County case have been dismissed and we are awaiting similar filings in the remaining cases.

DownCity Energy Company LLC v. Dave & Buster's, Inc.

In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claim relates to alleged unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002.

We have disputed the HVAC billing from inception and believe the plaintiff's claims to be without merit, based on our assertion that we successfully exercised a right under our lease with Providence Place Group, L.P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. In addition, in the event that DownCity is successful on the merits of their claims against us, we believe that we have meritorious third party claims against the Landlord for damages, including potential indemnification or contribution. However, if we are ultimately unsuccessful in our defense of DownCity's claims and in the pursuit of our third party action against our Landlord, the result could have a material adverse affect on us and our operations.

Other Legal Proceedings

We are also subject to certain other legal proceedings and claims that arise in the ordinary course of our business, none of which, in the opinion of management, would have a material affect on the consolidated results of operations or our financial condition if adversely determined.

NOTE 6: OTHER MATTERS

On May 30, 2002 we announced that we entered into a definitive Merger Agreement under which a group led by our founders and certain members of our senior executive management, together with Investcorp

S.A., a global investment group, and co-investors organized by Investcorp will acquire the company through a newly-formed holding company, D&B Holdings I, Inc. The transaction was originally structured as a cash tender offer by D&B Acquisition Sub, Inc., a wholly-owned subsidiary of D&B Holdings, for all outstanding shares of our common stock at a price of $12.00 per share, to be followed by a merger which would result in Dave & Buster's becoming a wholly-owned subsidiary of D&B Holdings. On July 10, 2002, we announced that the tender offer by D&B Acquisition Sub. had expired without sufficient shares being tendered to complete the transaction. On July 12, 2002, we entered into an amendment to the Merger Agreement providing that the consideration proposed to be paid for our common stock was increased to $13.50 in cash per share and that we would proceed with a single-step, all-cash merger, subject to financing on satisfactory terms and to the approval by a two-thirds vote of our shareholders at a special meeting to be called for such purpose. In October 2002, the purchaser under the Merger Agreement informed us that they would be unable to obtain financing on the terms prescribed by the Merger Agreement, as amended. The Merger Agreement was then terminated by mutual agreement as of October 24, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Results of Operations -- 13 Weeks Ended November 3, 2002 Compared to 13 Weeks Ended November 4, 2001

Total revenues increased to $84,550 for the 13 weeks ended November 3, 2002 from $81,371 for the 13 weeks ended November 4, 2001, an increase of $3,179 or 3.9%. New stores opened in 2001 increased revenues during the period by $ 4,121. Revenues at comparable stores decreased 3.5% for the 13 weeks ended November 3, 2002, the decrease is attributable to a continued weak economic environment. In an effort to improve sales, the Company is redirecting marketing funds from media buys towards cost-effective consumer direct marketing for the individual locations. Emphasis is also being placed upon the special events portion of the business, particularly holiday parties and other corporate functions.

Cost of revenues increased to $15,583 for the 13 weeks ended November 3, 2002 from $15,248 for the 13 weeks ended November 4, 2001, an increase of $335 or 2.2%. The increase is attributable to the higher level of revenues, offset by lower food costs and kitchen operation efficiencies. In addition the Company has experienced a 20% increase in special events sales, which have a higher contribution margin. As a percentage of revenues, cost of revenues decreased from 18.7% for the 13 weeks ended November 4, 2001 to 18.4% for the 13 weeks ended November 4, 2002. The new menu introduced earlier in the year is in keeping with the initiatives the Company implemented in 2001 to streamline its kitchen operations and provide greater efficiencies.

Operating payroll and benefits increased to $27,301 for the 13 weeks ended November 3, 2002 from $26,573 for the 13 weeks ended November 4, 2001, an increase of $728 or 2.7%. As a percentage of revenues, operating payroll and benefits decreased to 32.3% in the 13 weeks ended November 3, 2002 from 32.7% in the 13 weeks ended November 4, 2001. The decrease in payroll and benefits as a percentage of revenues is due to the Company eliminating certain store hourly, store management and corporate positions in September and October and continuing to monitor hourly labor costs (down 1% from prior year). However this saving was offset by higher health insurance and fixed management labor costs.

Other store operating expenses increased to $28,756 for the 13 weeks ended November 3, 2002 from $26,426 for the 13 weeks ended November 4, 2001, an increase of $2,330 or 8.8%. As a percentage of revenues, other store operating expenses were 34.0% of revenues in the 13 weeks ended November 3, 2002 as compared to 32.5% of revenues in the 13 weeks ended November 4, 2001. Other store operating expense as a percentage of revenues increased due to the sale/leaseback transactions of the Houston and Atlanta locations and additional equipment leases (games and kitchen equipment for Cleveland and Islandia.

General and administrative expenses increased to $5,952 for the 13 weeks ended November 3, 2002 from $5,120 for the 13 weeks ended November 4, 2001, an increase of $832 or 16.3%. The increase is attributable to higher employee benefits, occupancy costs and one-time transaction costs related to the proposed merger agreement with D&B Holdings and D&B Acquisition Sub. As a percentage of revenues, general and administrative expenses increased to 7.0% in the 13 weeks ended November 3, 2002 from 6.3% in the 13 weeks ended November 4, 2001. This expense category was directly impacted by a reduction in revenue from comparable stores. The Company anticipates cost savings from the reduction in work force which took place during the third quarter and system enhancements to be completed over the next 18 to 24 months.

Depreciation and amortization decreased to $7,405 for the 13 weeks ended November 3, 2002 from $7,407 for the 13 weeks ended November 4, 2001. As a percentage of revenues, depreciation and amortization expense decreased to 8.8% of revenues from 9.1% in the 13 weeks ended November 4, 2001. This decrease is attributed to the fourth quarter 2001 sale-leaseback of Houston and Atlanta locations partially offset by 2002 capital expenditures.

Preopening costs decreased to $857 for the 13 weeks ended November 3, 2002 from $1,850 for the 13 weeks ended November 4, 2001. Fluctuations are generally due to the number and timing of new store openings. There was one opening during the third quarter of fiscal 2002 as compared to two store openings in prior year.

Interest expense decreased to $1,455 for the 13 weeks ended November 3, 2002 from $1,683 for the 13 weeks ended November 4, 2001. The decrease is due to both lower average debt and interest rates in fiscal year 2002.

The year to date effective tax rate was decreased to 34% during the current quarter, resulting in the effective tax rate of 39.5% for the thirteen weeks ended November 3, 2002 as compared to 36.2% for the 13 weeks ended November 4, 2001. The effective tax rate decreased due to the impact of federal tax credits applied against reduced earnings.

Results of Operations - 39 Weeks Ended November 3, 2002 Compared to 39 Weeks Ended November 4, 2001

Total revenues increased to $273,941 for the 39 weeks ended November 3, 2002 from $253,203 for the 39 weeks, ended November 4, 2001, an increase of $20,738 or 8.2%. New stores opened in 2001 increased revenues during the period by $25,797. Revenues at comparable stores were down by 2.6% for the 39 weeks ended November 3, 2002. The decrease in comparable store revenues is attributable to a continued weak economic environment. Total revenues for the 39 weeks ended November 3, 2002 from licensing agreements were $318. In an effort to improve sales, the Company is redirecting marketing funds from media buys towards cost-effective consumer direct marketing for the individual locations. Emphasis is also being placed upon the special events portion of the business, particularly holiday parties and other corporate functions.

Cost of revenues increased to $50,414 for the 39 weeks ended November 3, 2002 from $47,504 for the 39 weeks ended November 4, 2001, an increase of $2,910 or 6.1%. The increase is attributable to the 8.2% increase in revenues, offset by cost savings at comparable stores. As a percentage of revenues, cost of revenues decreased from 18.8% for the 39 weeks ended November 4, 2001 to 18.4% for the 39 weeks ended November 3, 2002 impacted by 1.7% reduction in food costs and beverage and amusement costs flat on prior year. The new menu introduced earlier in the year is in keeping with the initiatives the Company implemented in 2001 to streamline its kitchen operations and provide greater efficiencies.

Operating payroll and benefits increased to $86,173 for the 39 weeks ended November 3, 2002 from $79,207 for the 39 weeks ended November 4, 2001, an increase of $6,966 or 8.8%. As a percentage of revenues, operating payroll and benefits increased to 31.5% in the 39 weeks ended November 3, 2002 from 31.3% in the 39 weeks ended November 4, 2001. The increase in payroll and benefits as a percentage of revenues is due to the decline in comparable store sales and three new store openings in late fiscal year 2001. The Company is monitoring hourly labor costs with a 0.5% of revenue cost savings and adjusting its staffing levels in response to the current economic environment. Certain store hourly, store management and corporate positions were eliminated in September and October. However this saving was offset by higher health insurance costs.

Other store operating expenses increased to $85,373 for the 39 weeks ended November 3, 2002 from $75,417 for the 39 weeks ended November 4, 2001, an increase of $9,956 or 13.2%. As a percentage of revenues, other store operating expenses were 31.2% of revenues in the 39 weeks ended November 3, 2002 as compared to 29.8% of revenues in the 39 weeks ended November 4, 2001. Other store operating expenses as a percentage of revenues increased due to the sale/leaseback transactions of the Houston and Atlanta locations and additional equipment leases (games and kitchen equipment for Cleveland and Islandia).

General and administrative expenses increased to $19,664 for the 39 weeks ended November 3, 2002 from $15,374 for the 39 weeks ended November 4, 2001, an increase of $4,290 or 27.9%. The increase is attributable to higher employee benefits, occupancy costs and one-time transaction costs of $1.3 million related to our proposed merger agreement with D&B Holdings and D&B Acquisition Sub. As a percentage of revenues, general and administrative expenses increased to 7.2% in the 39 weeks ended November 3, 2002 from 6.1% in the 39 weeks ended November 4, 2001. The Company anticipates cost savings from the reduction in work force which took place in the third quarter and system enhancements to be completed over the next 18 to 24 months.

Depreciation and amortization increased to $22,520 for the 39 weeks ended November 3, 2002 from $21,315 for the 39 weeks ended November 4, 2001, an increase of $1,205 or 5.7%. As a percentage of revenues, depreciation and amortization expense decreased to 8.2% of revenues from 8.4% in the 39 weeks ended November 4, 2001. This decrease is attributed to the fourth quarter 2001 sale-leaseback of Houston and Atlanta partially offset by 2002 capital expenditures.

 Preopening costs decreased to $1,258 for the 39 weeks ended November 3, 2002 from $3,750 for the 39 weeks ended November 4, 2001. The decrease is due to the timing of new store openings. There was one store opening through the third quarter of fiscal 2002 as compared to three in the prior year.

Interest expense decreased to $5,256 for the 39 weeks ended November 3, 2002 from $6,063 for the 39 weeks ended November 4, 2001. The decrease is due to both lower average debt and interest rates in fiscal year 2002.

The effective tax rate for the 39 weeks ended November 3, 2002 was 34.0% as compared to 36.2% for the 39 weeks ended November 4, 2001. The effective tax rate decreased due to the impact of federal tax credits applied against reduced earnings.

Liquidity and Capital Resources

Cash flows from operations was $26,036 for the 39 weeks ended November 3, 2002 compared to $34,568 for the 39 weeks ended November 4, 2001. The decrease in cash flow was attributable to an increase in prepaid expenses and decrease in accounts payable and income taxes payable.

Cash used in investing activities was $19,340 for the 39 weeks ended November 3, 2002 compared to $27,966 for the 39 weeks ended November 4, 2001. The decrease was the result of one new store opening in the third quarter of 2002 compared to two openings in the third quarter of 2001.

Financing activities resulted in a use of cash of $5,376 compared to $6,402 for the 39 weeks ended November 4, 2001. This decreased use of cash was directly attributed to net repayment of long-term debt during the quarter.

We have a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through maturity. Borrowings under the facility bear interest at a floating rate based on LIBOR (1.80% at November 3, 2002) or, at our option, the bank's prime rate (4.75% at November 3, 2002) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of Dave & Buster's. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. On December 6, 2002, Amendment No. 3 was executed to provide for revised financial covenants, thereby enabling us to remain in compliance with the agreement. The amendment also amended the restriction on revolving credit usage, mandatory repayment of revolving credit loans, increase in letter of credit sublimit and consent relating to new leases on existing units. The Company believes it will be in compliance with all of its financial and other debt covenants during the fiscal year ending February 2, 2003. At November 3, 2002, $4,360 was available under this facility.

We have entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $48,760 at November 3, 2002 are fixed at 5.44. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $440 was incurred in the second quarter of 2002 under the agreement and $1,335 for the year to date.

The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

We opened one new complex in the third quarter of fiscal 2002. The preopening and construction costs of the new store were provided from internal cash flow. The credit facility, as amended, restricts us from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without the unanimous consent of the bank group. Rather, we will continue to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over the long term.

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

Quarterly Fluctuations, Seasonality and Inflation

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues due to the fall season. While we expect higher fourth quarter revenues associated with the year-end holidays, the continued overall weak economy will impact our business and comparable store revenues may be down three to three and one-half percent in the fourth quarter. The effects of supplier price increases are not expected to be material. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

Contingencies

EBS Litigation

In March 2000, a class of former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and certain of our directors in Federal district court in Delaware. The third-party plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS (through an entity named EBS Litigation LLC) is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against a defendant class of former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and certain of our directors (who were our directors at the time of the spin-off) aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party allegations against us and are vigorously defending this litigation.

In March 2001, the trial court dismissed all of the third party claims against us and rendered judgment in our favor based on a statute of limitations defense. The third-party plaintiffs appealed this ruling. In September 2002, the Third Circuit appellate court reversed the judgment of the district court and remanded the case for further proceedings. In November 2002, our petition for limited rehearing was denied by the Third Circuit.

The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict has yet been rendered by the court. If the plaintiff in the underlying case is successful in its case against the former shareholders and we are ultimately unsuccessful in our defense of the shareholders third-party litigation against us on the merits, the outcome could have a material adverse affect on us and our operations.

Shareholder Litigation

We were served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We also were served with four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs. We filed a motion to dismiss the complaint filed in Greene County for improper venue. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints.

Prior to filing answers in the Cole County cases and the commencement of discovery in any of the pending cases, we reached agreement in principle with all plaintiffs for a standstill of all litigation activity and a tentative settlement of all claims against us and our directors, contingent on the consummation of the merger transaction. The Merger Agreement was terminated in October 2002. In November 2002 we were informed by counsel for the plaintiffs that the standstill would continue indefinitely in anticipation of the voluntary dismissal without prejudice of all of the pending actions. Since that time, one of the Cole County cases and the Dallas County case have been dismissed and we are awaiting similar filings in the remaining cases.

DownCity Energy Company LLC v. Dave & Buster's, Inc.

In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claim relates to alleged unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002.

We have disputed the HVAC billing from inception and believe the plaintiff's claims to be without merit, based on our assertion that we successfully exercised a right under our lease with Providence Place Group, L.P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. In addition, in the event that DownCity is successful on the merits of their claims against us, we believe that we have meritorious third party claims against the Landlord for damages, including potential indemnification or contribution. However, if we are ultimately unsuccessful in our defense of DownCity's claims and in the pursuit of our third party action against our Landlord, the result could have a material adverse affect on us and our operations.

Other Legal Proceedings

We are also subject to certain other legal proceedings and claims that arise in the ordinary course of our business, none of which, in the opinion of management, would have a material affect on the consolidated results of operations or our financial condition if adversely determined.

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

ITEM 4.  CONTROLS AND PROCEDURES

Each of our Co-Chief Executive Officers, David O. Corriveau and James W. Corley, and our Chief Financial Officer, W.C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was conducted during the week ended December 13, 2002. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report.

Since December 13, 2002 there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

EBS Litigation

In March 2000, a class of former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and certain of our directors in Federal district court in Delaware. The third-party plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS (through an entity named EBS Litigation LLC) is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against a defendant class of former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and certain of our directors (who were our directors at the time of the spin-off) aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party allegations against us and are vigorously defending this litigation.

In March 2001, the trial court dismissed all of the third party claims against us and rendered judgment in our favor based on a statute of limitations defense. The third-party plaintiffs appealed this ruling. In September 2002, the Third Circuit appellate court reversed the judgment of the district court and remanded the case for further proceedings. In November 2002, our petition for limited rehearing was denied by the Third Circuit.

The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict has yet been rendered by the court. If the plaintiff in the underlying case is successful in its case against the former shareholders and we are ultimately unsuccessful in our defense of the shareholders third-party litigation against us on the merits, the outcome could have a material adverse affect on us and our operations.

Shareholder Litigation

We were served with a complaint filed purportedly on behalf of our stockholders alleging breaches of fiduciary duty by our directors in connection with their approval of the transactions contemplated by the Merger Agreement. The purported class action, filed in state district court in Dallas County, Texas on May 31, 2002, purports to seek an injunction preventing consummation of the originally proposed tender offer and merger transaction and unspecified damages. We also were served with four similar complaints filed in the State of Missouri, one in the circuit court of Greene County and three in the circuit court of Cole County, each filed in June 2002. We and each member of our Board of Directors have been named as defendants in each of the complaints. We answered the complaint filed in Dallas County, denying all of the allegations of the plaintiffs. We filed a motion to dismiss the complaint filed in Greene County for improper venue. In July 2002, the plaintiffs in the Dallas County and one of the Cole County complaints filed amended class action complaints alleging that the cash consideration in the amended merger transaction of $13.50 per share is inadequate and renewing the initial allegations of their complaints.

Prior to filing answers in the Cole County cases and the commencement of discovery in any of the pending cases, we reached agreement in principle with all plaintiffs for a standstill of all litigation activity and a tentative settlement of all claims against us and our directors, contingent on the consummation of the merger transaction. The Merger Agreement was terminated in October 2002. In November 2002, we were informed by counsel for the plaintiffs that the standstill would continue indefinitely in anticipation of the voluntary dismissal without prejudice of all of the pending actions. Since that time, one of the Cole County cases and the Dallas County case have been dismissed and we are awaiting similar filings in the remaining cases.

DownCity Energy Company LLC v. Dave & Buster's, Inc.

In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claim relates to alleged unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002.

We have disputed the HVAC billing from inception and believe the plaintiff's claims to be without merit, based on our assertion that we successfully exercised a right under our lease with Providence Place Group, L.P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. In addition, in the event that DownCity is successful on the merits of their claims against us, we believe that we have meritorious third party claims against the Landlord for damages, including potential indemnification or contribution. However, if we are ultimately unsuccessful in our defense of DownCity's claims and in the pursuit of our third party action against our Landlord, the result could have a material adverse affect on us and our operations.

Other Legal Proceedings

We are also subject to certain other legal proceedings and claims that arise in the ordinary course of our business, none of which, in the opinion of management, would have a material affect on the consolidated results of operations or our financial condition if adversely determined.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         10.1.3 Amendment No. 3 to Revolving Credit and Term Loan Agreement dated as of December 6, 2002 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

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

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAVE & BUSTER'S, INC.


Date:    December 17, 2002                   by  /s/ David O. Corriveau
                                                 ----------------------
                                                 David O. Corriveau
                                                 Co-Chairman of the Board,
                                                 Co-Chief Executive Officer
                                                 and President


Date:    December 17, 2002                   by  /s/ W. C. Hammett, Jr.
                                                 ----------------------
                                                 W. C. Hammett, Jr.
                                                 Vice President,
                                                 Chief Financial Officer

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



Date: December 17, 2002


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



Date: December 17, 2002


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



Date: December 17, 2002


/s/ W. C. Hammett, Jr.
----------------------
W. C. Hammett, Jr.
Chief Financial Officer

                                INDEX OF EXHIBITS


 EXHIBIT
 NUMBER          DESCRIPTION
 -------         -----------

  10.1.3         Amendment No. 3 to Revolving Credit and Term Loan Agreement dated as of December 6,
                 2002 by and among the Company and its subsidiaries, Fleet National Bank (as agent)
                 and the financial institutions named therein.

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