Form 10-K
period 2003-02-02
DAVE & BUSTERS INC
filed 2003-05-01
CIK 943823

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant at August 2, 2002 (the last business day of the registrant's second fiscal quarter) was $150,600,593.

     The number of shares of common stock outstanding at April 18, 2003 was 13,362,785 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2003 annual meeting of Stockholders are incorporated by reference into Part III hereof, to the extent indicated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Dave & Buster's is a leading operator of large format, high-volume, regional entertainment complexes. For the last twenty years, we have successfully operated our entertainment complexes under the Dave & Buster's name. Each entertainment complex offers an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, plus traditional carnival-style games of skill. In addition, our complexes offer a full menu of high quality food and beverages. The layout of our entertainment complexes is designed to promote easy access to, and maximize customer crossover between, the multiple entertainment and dining areas within each Dave & Buster's. We believe that the availability of multiple attractions in one large facility, the high quality food, beverages and service each entertainment complex offers, and our commitment to casual, yet sophisticated fun for adults synergistically drive repeat usage of our complexes and differentiate us from other regional entertainment offerings.

     As of February 2, 2003, we operated 32 entertainment complexes across the United States, with an average age of 5.1 years per location. Our entertainment complexes can be separated into two categories: mega entertainment complexes, which are typically between 50,000 and 70,000 square feet in size, and intermediate entertainment complexes, which are typically between 40,000 and 49,000 square feet in size.

     As a result of our focus on providing customers with a differentiated entertainment offering, a significant portion of our entertainment complexes is dedicated to amusements. Our entertainment complexes operate seven days a week and are typically open from 11:30 a.m. to 12:00 a.m. on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Attractions in all of our entertainment complexes are geared toward promoting high levels of customer participation. Attractions include traditional games, like pocket billiards and shuffleboard tables, and a broad selection of interactive, high-energy amusements such as electronic, skill and sports-oriented games in what we call our Million Dollar Midway area.

     We believe the Million Dollar Midway, which is the largest component of our entertainment complexes, is a significant reason why we are able to generate high levels of repeat customers. Approximately 13.2% of our 2002 revenues were from private parties, business gatherings and sponsored events. Each entertainment complex has a Show Room and other special event rooms that are designed for hosting these types of functions.

     In order to better serve the needs of our customers, we provide full, sit-down food service not only in the restaurant areas, but also throughout the entire entertainment complex. Our menu places special emphasis on quality, well-rounded meals, including gourmet pastas, steaks, seafood, chicken, sandwiches, salads and an outstanding selection of desserts. We constantly update our menus to reflect current trends and guest favorites. Each entertainment complex offers full bar service throughout the entertainment and restaurant areas, including over 50 different beers, an extensive selection of wine and spirits plus a variety of non-alcoholic beverages.

INDUSTRY OVERVIEW

     Dave & Buster's is a regional Entertainment Complex ("EC"). Regional ECs offer multiple entertainment options designed to appeal to a broad, regional customer base. Regional ECs, such as Dave & Buster's and theme parks, compete for customers' discretionary entertainment dollars with each other as well as with other providers of out-of-home entertainment, including destination ECs such as Walt Disney World or Universal Studios and localized single attraction facilities such as movie theaters, bowling alleys, nightclubs and restaurants. These three types of entertainment offerings can be distinguished from each other by factors such as:

     - cost;

     - breadth of attractions;

     - the geographic range from which they draw customers; and

     - frequency of customer visits.

     Destination ECs can cost $3,000-$4,000 per family per visit including airfare and hotel expenses. These destination ECs draw many customers from outside of their geographic region. Regional ECs and localized single attraction facilities typically cost significantly less per visit and draw a majority of their customers from within a local or extended local radius. As a result, we believe that regional ECs are typically less sensitive than destination ECs to the national economy, fuel prices, and disturbances in the transportation markets.

     Although our competitors may include any EC located within the same region as one of our Dave & Buster's entertainment complexes, we believe that we compete primarily against localized single attraction facilities. Single attraction venues offer a limited entertainment package. To the extent that regional ECs offer multiple entertainment options that appeal to a broad spectrum of customers, they are distinguishable from single attraction venues. We believe that the regional EC market is underdeveloped relative to other entertainment concepts and that attractive unpenetrated geographic markets remain available.

OUR COMPETITIVE STRENGTHS

     We attribute our leading position in the regional EC market to the following competitive strengths:

     Twenty-Year Operating History. The operation of a large-format, high volume entertainment complex like Dave & Buster's requires significant management expertise. We opened our first entertainment complex in Dallas, Texas in 1982. Since then, that location, which remains popular with its customers today, has been joined by 31 additional entertainment complexes across the country. We have never closed any of our entertainment complexes. Our 20-year operating history gives us strong insights into our customer base and enables us to continue to provide a fresh entertainment environment, both at existing and new entertainment complexes. The average tenure of our corporate managers, regional operators and general managers are eight, eight and six years, respectively. We believe that the experience of our employees, our expertise at site selection and layout, our atmosphere, our employee training programs, and our scale and reputation with game suppliers and customers give us competitive advantages that potential competitors do not enjoy.

     Distinctive, Unique Concept with Strong Brand-Name. The large scale of each operation, together with the numerous entertainment, food and beverage options offered, is designed to attract a diverse customer base and consolidate multiple-destination entertainment customer spending into one location. The scale of our operations and attendant cost to develop also provide a barrier to entry to many would-be competitors. We believe that our distinctive concept, widespread entertainment complex locations and recognizable name and logo provide a strong and recurring revenue base of loyal, local customers that drives our revenue and profitability.

     Power Card System. During fiscal 1996, we introduced Dave & Buster's Power Card, at the time, a technologically advanced card capable of storing currency value. Power Cards are purchased by customers at all locations to activate most of the Million Dollar Midway games. By replacing coin or token activation, the Power Card enables customers to activate games more easily and encourages extended play of games. Since the introduction of the Power Card, customers have increased their initial purchases of game credits and frequency of play, resulting in higher total revenues and an increase in the percentage of our revenues derived from amusements, which have greater operating margins than food and beverages revenues.

     Local, Frequent-Visiting Customer Base. We target customers aged 21 to 50. Our latest research shows that a typical Dave & Buster's customer is a male, age 25 to 44 with a $61,000 annual household income. We believe our customers to be local residents, rather than tourists, and they tend to live within 20-25 miles of our entertainment complexes. As such, we believe our business model can continue to generate business independent of the local tourist economy. Our data shows that our average customer visits four times a year and spends $19.00 to $21.00 per visit on some combination of amusements, food and beverages, with our most frequent customers visiting multiple times per week.

     Commitment to Customer Satisfaction. We recognize that a differentiated entertainment environment and customer satisfaction are critical to our ongoing success. To that end, we make a significant investment in each entertainment complex, and our facilities are designed with attention to detail. The customer-participation entertainment attractions are tastefully presented in an atmosphere that we define as "ideal playing conditions." Through intensive personnel training, constant monitoring of operations, and stringent operational controls, we strive to maintain a consistently high standard of amusement, food and beverage service. Our commitment to customer service is evidenced by service staff in each of the entertainment areas who offer assistance in playing and enjoying the games and who provide food and beverage service. We believe our customer service is enhanced by a strong commitment to employee motivation and appreciation programs. We also believe that high service standards are critical to promoting customer loyalty and to generating frequent visiting patterns and referrals by customers. In our most recent commissioned customer survey, approximately 75% of our customers rated each of our amusement, food and beverage offerings as either outstanding or very good.

BUSINESS STRATEGY

     Our business strategy is to:

     Continue to Optimize Existing Operations. Through the use of detailed management reports and other cost control tools, we continually monitor our costs. In addition, we utilize performance-based compensation practices to encourage effective cost control. We have recently undertaken a number of strategic initiatives aimed at increasing cash flow including maximizing capacity utilization, optimizing game contribution and reducing expenses. Through rigorous operational reviews, we intend to implement these initiatives and to continue to discover more efficient ways to run our business going forward.

     Some of these initiatives implemented in fiscal 2002, which will have a continuing impact on the company's operations and performance are:

          1) The elimination of certain hourly and management positions at the store level and certain positions at the corporate level.

          2) The implementation of new programs to boost corporate party and special event business.

          3) The realignment of our marketing efforts to be more cost-effective.

     For 2003, we intend to:

          1) Continue our focus on marketing by recruiting a new Senior Vice President -- Marketing to direct the efforts going forward. We are conducting both quantitative and qualitative research to increase our knowledge about our concept and our customer base. We will test the effectiveness of various advertising media with the intent of utilizing the most efficient media to present our message. In addition, we expect to institute a customer loyalty program, which we believe will increase the frequency of visits to our entertainment complexes.

          2) Undertake a thorough examination of all our operations to identify efficiencies and cost savings. As part of this, we engaged PriceWaterhouseCoopers to review our purchasing functions. We expect that as we implement the recommendations of this study, we can achieve a $2 to $3 million annualized cost savings by increasing efficiency, leveraging our purchasing power and removing duplication in this effort.

          3) Continue our management focus on labor cost by instituting our labor scheduling initiative which we believe will enable us to realize additional variable labor cost reductions in the range of $3 to $4 million annually.

     Continue to Refine Entertainment Offerings. We will continue to emphasize customer satisfaction and promote customer loyalty by continuously seeking to provide an enhanced entertainment experience. Our entertainment complexes are regularly maintained and our entertainment is frequently evaluated and refreshed to provide customers with the most satisfying experience. We anticipate:

          1) Adding a number of new game packages as well as updated versions of some existing games to enhance the entertainment experience for our guests. We expect capital expenditures to be over $9 million in the amusements portion of our business during fiscal 2003.

          2) Continue to evaluate and implement our "Winner's Store" concept where appropriate, which we believe improves guest satisfaction and reduces labor costs.

          3) Test and evaluate other initiatives in the amusements area with a focus on guest satisfaction and profitability improvements.

     Our food and drink menu places special emphasis on quality, well-rounded fare and is updated to reflect current trends and guest favorites.

     Pursue a Disciplined Growth Strategy. As a pioneer in the regional EC market, we will continue to evaluate attractive site opportunities. We typically select new sites on the basis of demographic and transportation trends. In September 2002, we opened a new entertainment complex in Islandia, New York. We do not plan to open a new complex in 2003, but with adequate capital availability we anticipate opening a minimum of one complex in 2004. We believe we will be able to open a minimum of two complexes annually thereafter, depending upon the availability of capital.

ENTERTAINMENT COMPLEXES

  ENTERTAINMENT

     The entertainment attractions in each Dave & Buster's are geared toward customer participation and offer both traditional entertainment and Million Dollar Midway entertainment.

     Traditional Entertainment. Each Dave & Buster's entertainment complex offers a number of traditional entertainment options. These traditional offerings include pocket billiards, shuffleboard tables, and the Show Room or other special event rooms, which are designed for hosting private social parties and business gatherings as well as our sponsored events. Traditional entertainment games are rented by the hour.

     Million Dollar Midway Games. The largest area in each Dave & Buster's entertainment complex is the Million Dollar Midway, which is designed to provide high-energy entertainment through a broad selection of electronic, skill and sports-oriented games. A Power Card activates most midway games and can be recharged for additional play. The Power Card enables customers to activate games more easily and encourages extended play of games. By replacing coin-activation, the Power Card has eliminated the technical difficulties and maintenance issues associated with coin activated equipment. Furthermore, the Power Card feature has increased our flexibility in pricing and promoting our games.

     The Million Dollar Midway includes both fantasy/high technology games and classic midway entertainment. High-technology attractions vary among the entertainment complexes and may include simulation theaters, interactive electronic battlefield games, fantasy environment attractions, motion simulation theaters, large-screen interactive electronic games and state-of-the-art golf simulators. We also contract for exclusive games designed to build customer loyalty and repeat customer visits.

     Classic midway entertainment includes sports-oriented games of skill, carnival-style games, which are intended to replicate the atmosphere found in many local county fairs, and D&B Downs, which is one of several multiple-player race games offered in each entertainment complex. At the Winner's Circle or Winner's Store, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster's logo. The prizes include stuffed animals, clothing, electronic equipment and small novelty items.

  FOOD AND BEVERAGE

     The Dave & Buster's menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of customers. This well-rounded fare includes gourmet pastas, steaks, seafood, chicken, sandwiches, salads and an outstanding selection of desserts. We constantly update our menu to reflect current trends and guest favorites. It places special emphasis on quality products such as the Nebraska Corn Fed Beef program. All steaks and burgers are produced under these guidelines, which ensures a consistently superior product. Other items among our guests' favorites are the Classic BBQ Ribs, the Philly Cheesesteak sandwich, Chicken Scallopini and our Grilled Mahi-Mahi. We also feature lunch specials with an emphasis on quality food done quickly and an extensive offering of buffets for special events and private parties. We now offer Sunday brunch with a separate menu featuring a variety of breakfast favorites.

     In order to better serve the needs of our customers, we provide full, sit-down food service not only in the restaurant areas, but also throughout the entire entertainment complex. Each entertainment complex offers full bar service throughout the entertainment and restaurant areas, including over 50 different beers, an extensive selection of wine and spirits and a variety of non-alcoholic beverages.

  LOCATION AND DEVELOPMENT

     We believe that the location of our entertainment complexes is critical to our long-term success. Significant time and resources are devoted to analyzing each prospective site. In general, we target high-profile sites within metropolitan areas between 500,000 and one million people for intermediate-size models and over one million people for mega-size models. We carefully analyze demographic information such as average income levels for each prospective site, and we also consider other factors including the following:

     - visibility;

     - accessibility to regional highway systems;

     - zoning; regulatory restrictions; and

     - proximity to shopping areas, office complexes, tourist attractions, theaters and other high traffic venues.

     We also carefully study the entertainment and restaurant competition in prospective areas. In addition, we must select a site of sufficient size to accommodate our prototype facility with ample, convenient customer parking.

     We continually seek to identify and evaluate new locations for expansion. In October 2001, we signed a 20-year lease for our newest entertainment complex, which opened in September 2002 in Islandia, New York; and in September 2001, we signed a 20-year lease for an entertainment complex anticipated to open in fiscal 2004 in Fort Worth, Texas.

     The typical cost of opening a mega-size Dave & Buster's ranges from approximately $7.5 million to $13.0 million, excluding pre-opening expenses and developer allowances, depending upon the location and condition of the premises. For intermediate-size models, the typical cost ranges from approximately $6.5 million to $12.5 million, excluding pre-opening expenses and developer allowances, depending upon the location and condition of the premises. We base our decision of owning or leasing a site on the projected unit economics and availability of the site for purchase.

     All of the entertainment complexes we opened in 2001 and 2002 are leased facilities. Opening a leased facility reduces our capital investment in an entertainment complex because we do not incur land and site improvement costs and may also receive a construction allowance from the landlord for improvements. The exterior and interior layout of an entertainment complex is flexible and can be readily adapted to different types of buildings. We open entertainment complexes in both new and existing structures, and in both urban and suburban areas.

INTERNATIONAL DEVELOPMENT

     We have pursued territorial development and license agreements with independent licensees located in various countries outside of the United States. Under these agreements, we license the Dave & Buster's name and concept for a specified territory in exchange for an initial development fee and a commitment to develop a minimum number of entertainment complexes. A typical development agreement requires the developer/ licensee to construct and open five to seven new entertainment complexes in a specified geographic area over a several-year period. Once a site is identified and approved, the area developer enters into a separate license agreement for the individual property and agrees to pay an initial license fee and continuing royalties to us based on the gross revenues of that location. In exchange, we provide certain proprietary materials and supervisory services to help ensure the quality of the Dave & Buster's concept. All costs of building, opening and operating the licensed entertainment complexes are borne by the licensees. Each license agreement also contains strict operating covenants to promote the consistency of the menu and entertainment offerings between international locations and the entertainment complexes that we operate ourselves. If a licensee fails to meet the conditions and covenants in the development and license agreements, we may terminate or renegotiate the development and license agreements. Currently, we have executed development and license agreements with licensees in Korea, Mexico, certain countries in the Middle East, Canada and the Pacific Rim. At present there are entertainment complexes open in Toronto, Canada, Taipei, Taiwan and Mexico City, Mexico. We will continue to consider opportunities to license the "Dave & Buster's" name and concept to qualified parties in additional foreign countries. We do not have any current plans to invest our own capital in any foreign operations.

MARKETING, ADVERTISING AND PROMOTION

     We operate our marketing, advertising, and promotional programs through our corporate marketing department with the assistance of an external advertising agency, a media planning/buying service and a national public relations firm. Our corporate marketing department is also responsible for controlling media and production costs. During fiscal 2002, our expenditures for advertising and promotions were approximately 3.7% of our revenues.

     In order to expand our customer base, we focus marketing efforts in three key areas:

     - advertising and system-wide promotions;

     - field marketing and local promotions; and

     - special events for corporate and group customers.

     We are currently conducting a search for a new Senior Vice President of Marketing to direct our efforts going forward. We are doing significant quantitative and qualitative research to find out more about our concept and our customer to better market to them. We are testing various media to better understand the effectiveness of each alternative in delivering our message. Our "Serious Food, Outrageous Fun" line is being delivered through radio, movie theatre, print and outdoor advertising in this test arena. In addition we are continuing to focus much of our efforts in programs that are directed specifically to the local store markets. We continue to utilize in-store promotions to increase visit frequency and check average.

     Our corporate and group sales programs are initiated and controlled by our business development department, which provides direction, training, and support to our Special Events Managers and their team within each entertainment complex. Primary focus for the Special Events Sales team is to identify and contact corporations, associations, organizations, and community groups within the team's marketplace for the purposes of booking group events. The Special Events Sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business. We develop and maintain a database of corporate and group bookings. Each Dave & Buster's location hosts events for many multi-national, national and regional businesses. Many of our corporate and group customers schedule repeat events.

SUPPLIERS

     The principal goods used by us are games, prizes and food and beverage products, which are available from a number of suppliers. Federal and state mandated increases in the minimum wage could have the repercussion of increasing our expenses, as our suppliers may be severely impacted by higher minimum wage standards.

COMPETITION

     The out-of-home entertainment market is highly competitive. There are a great number of businesses that compete directly and indirectly with us. Many of these entities are larger and have significantly greater financial resources and a greater number of units than we have. Although we believe most of our competition comes from localized single attraction facilities that offer a limited entertainment package, we may encounter increased competition in the future, which may have an adverse effect on our profitability. In addition, the legalization of casino gambling in geographic areas near any current or future entertainment complex would create the possibility for entertainment alternatives, which could have a material adverse effect on our business.

INTELLECTUAL PROPERTY

     We have registered the trademarks "Dave & Buster's" and "Power Card" with the United States Patent and Trademark Office and in various foreign countries. We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our signature "bulls-eye" logo to be important features of our goodwill and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     We are subject to various federal, state, and local laws affecting our business. Each entertainment complex is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety, and fire agencies in the state, county or municipality in which the entertainment complex is located. Each entertainment complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each entertainment complex, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for or renew our licenses, could materially adversely affect our operations and our ability to obtain such a license or permit in other locations. The failure to comply with other applicable federal, state or local laws, such as federal and state minimum wage and overtime pay laws may also adversely affect our business.

     We are also subject to "dram-shop" statutes in the states in which our entertainment complexes are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in our industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our operations.

     As a result of operating certain entertainment games and attractions, including operations that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which we have entertainment complexes. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. From time to time, existing entertainment complexes may be required to modify certain games, alter the mix of games, or terminate the use of specific games as a result of the interpretation of regulations by state or local officials. We have, in the past, had to seek changes in state or local regulations to enable us to open a given location. To date, we have been successful in obtaining all such regulatory changes.

     We are subject to federal and state environmental regulations, but these have not had a materially negative effect on our operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new complexes in particular locations. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the American With Disabilities Act and various family-leave mandates. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on our other expenses, as our suppliers may be more severely impacted by higher minimum wage standards.

EMPLOYEES

     As of February 2, 2003, we employed approximately 6,300 persons, approximately 150 of whom served in administrative or executive capacities, approximately 460 of whom served as entertainment complex management personnel, and the remainder of whom were hourly entertainment complex personnel.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike, or labor dispute. We believe our working conditions and compensation packages are competitive with those offered by our competitors and consider relations with our employees to be good.

  EXECUTIVE OFFICERS

     David O. Corriveau, 51, a co-founder of the Dave & Buster's concept in 1982, has served as President since June 1995 and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company's business.

     James W. Corley, 52, a co-founder of the Dave & Buster's concept in 1982, has served as Chief Executive Officer since April 2003, as Chief Operating Officer since June 1995, and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company's business.

     John S. Davis, 46, has served as Senior Vice President of the Company since December 2002 and as General Counsel and Secretary of the Company since April 2001. Mr. Davis served as Vice President and General Counsel of Cameron Ashley Building Products, Inc., a NYSE-listed building products distributor, from 1994 to 2000 and as Associate Counsel -- Mergers and Acquisitions for Electronic Data Systems Corp. (EDS), a technology services firm, from 1990 to 1994. Prior to 1990, Mr. Davis was engaged in the private practice of law.

     Nancy J. Duricic, 48, has served as Senior Vice President of Human Resources of the Company since December 2002. Previously, she served as Vice President of Human Resources from December 1997 to December 2002. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.

     William C. Hammett, Jr., age 56, has served as Senior Vice President of the Company since December 2002 and as Chief Financial Officer of the Company since December 2001. He has served as Vice Chairman of the Board of Directors of Pegasus Solutions, Inc. since March 2001 and as a Director of Pegasus since October 1995. From May 1998 to March 2001, he served as Chairman of the Board of Directors of Pegasus.

From October 1995 to May 1998, he served as Vice Chairman of the Board of Directors of Pegasus. From August 1996 through September 1997, he served as Senior Vice President and Chief Financial Officer of La Quinta Inns, Inc. From June 1992 through August 1996, he served as Senior Vice President, Accounting and Administration of La Quinta Inns, Inc.

     Deborah A. Inzer, 52, has served as Vice President of Accounting and Controller of the Company since January 2002. She served as Assistant Vice President, Assistant Controller from November 2000 to January 2002 and as Assistant Controller from July 1999 to November 2000. Ms. Inzer served as Senior Vice President of Finance at AmBrit Energy Corporation from 1989 to 1999.

     Sterling R. Smith, 50, has served as Senior Vice President of Operations of the Company since December 2002. Previously, he served as Vice President of Operations from June 1995 to December 2002 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.

     Bryan L. Spain, 54, has served as Senior Vice President of Procurement and Development of the Company since December 2002. Previously, he served as Vice President of Real Estate from March 1997 to December 2002. From 1993 until joining the Company in March 1997, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.

RISK FACTORS

  OUR RESULTS OF OPERATIONS ARE DEPENDENT UPON CONSUMER DISCRETIONARY SPENDING.

     Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in communities in which the entertainment complexes are located. A significant weakening in any of the local economies in which we operate may cause our customers to curtail discretionary spending, which in turn could materially affect our profitability. Our operations during fiscal 2001 were adversely affected by a number of factors, including the overall decline in the U.S. economy and levels of consumer spending. Additionally, the terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for consumer spending. The current war with Iraq, potential for future terrorist attacks, the national and international responses, and other acts of war or hostility may create economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we currently cannot predict. In addition, seasonality is a factor in our results of operations due to typically lower third quarter revenues in the fall season and higher fourth quarter revenues associated with the year-end holidays.

  WE OPERATE A SMALL NUMBER OF ENTERTAINMENT COMPLEXES AND NEW ENTERTAINMENT COMPLEXES REQUIRE SIGNIFICANT INVESTMENT.

     As of February 2, 2003, we operated 32 entertainment complexes. The combination of the relatively small number of locations and the significant investment associated with each new entertainment complex may cause our operating results to fluctuate significantly. Due to this relatively small number of locations, poor results of operations at any single entertainment complex could materially affect our profitability. Historically, new entertainment complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new entertainment complexes, the investment risk related to any single entertainment complex is much larger than that associated with most other companies' restaurant or entertainment venues.

  WE MAY NOT BE ABLE TO COMPETE FAVORABLY IN THE HIGHLY COMPETITIVE OUT-OF-HOME ENTERTAINMENT MARKET.

     The out-of-home entertainment market is highly competitive. There are a great number of businesses that compete directly and indirectly with us. Many of these entities are larger and have significantly greater financial resources and a greater number of units than we have. Although we believe most of our competition comes from localized single attraction facilities that offer a limited entertainment package, we may encounter increased competition in the future, which may have an adverse effect on our profitability. In addition, the legalization of casino gambling in geographic areas near any current or future entertainment complex would create the possibility for entertainment alternatives, which could have a material adverse effect on our business.

  OUR OPERATIONS ARE SUBJECT TO MANY GOVERNMENT REGULATIONS THAT COULD AFFECT OUR OPERATIONS.

     Various federal, state and local laws and permitting and license requirements affect our business, including alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which each entertainment complex is located. For example, each entertainment complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for or renew our licenses, could adversely affect our operations and our ability to obtain such a license or permit in other locations. The failure to comply with other applicable federal, state or local laws, such as federal and state minimum wage and overtime pay laws, may also adversely affect our business.

  WE MAY FACE DIFFICULTIES IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES FOR OUR ENTERTAINMENT COMPLEXES.

     The operation of our business requires qualified executives, managers and skilled employees. From time to time there may be a shortage of skilled labor in certain of the communities in which our entertainment complexes are located. While we believe that we will continue to be able to attract, train and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees.

  OUR GROWTH DEPENDS UPON OUR ABILITY TO OPEN NEW ENTERTAINMENT COMPLEXES.

     We opened one new entertainment complex in fiscal 2002. Our ability to expand depends upon our access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel, and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these complexes. We do not intend to open any new complexes in 2003. Based on our current liquidity and capital resources and operating performance, we may not be able to generate sufficient cash flow or obtain sufficient additional funding to open any new complexes in fiscal 2004 or thereafter. In particular, the capital resources required to develop each new entertainment complex are significant. There is no assurance that we will be able to expand or that new entertainment complexes, if developed, will perform in a manner consistent with our most recently opened entertainment complexes or make a positive contribution to our operating performance.

  LOCAL CONDITIONS, EVENTS AND NATURAL DISASTERS COULD ADVERSELY AFFECT OUR BUSINESS.

     Certain of the regions in which our entertainment complexes are located, including five in California, have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes. Depending upon its magnitude, an earthquake could severely damage our entertainment complexes, which could adversely affect our business and operations. We currently maintain earthquake insurance through our aggregate property policy for each of our entertainment complexes. However there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, we cannot assure you that adequate coverage will be available at economically justifiable rates, if at all.

  AVAILABLE INFORMATION

     We post on our website at www.daveandbusters.com our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES

     Dave & Buster's operates a total of 32 entertainment complexes located in 14 states. We are currently utilizing all available land at our owned locations. Our real estate leases are with unaffiliated third parties except as noted in "Certain relationships and related transactions." A list of all domestic entertainment complexes, indicating whether such location is owned or leased, and the term of the lease is set forth below:

                                           OWNED OR         LEASE         EXPIRATION DATE
LOCATION                          STATE     LEASED     EXPIRATION DATE    WITH OPTIONS(1)
--------                          -----    --------    ---------------    ---------------
Dallas (I)......................   TX        Owned                 --                 --
Dallas (II).....................   TX       Leased      December 2007                 --
Houston.........................   TX       Leased      November 2021      November 2041
Atlanta (I).....................   GA       Leased      December 2021      November 2041
Philadelphia....................   PA       Leased       January 2015(2)    January 2024
Chicago (I).....................   IL        Owned                 --                 --
Chicago (II)....................   IL       Leased       January 2016       January 2026
Hollywood.......................   FL       Leased(3)      April 2016         April 2031
North Bethesda..................   MD       Leased       January 2018       January 2033
Ontario.........................   CA       Leased       January 2018       January 2028
Cincinnati......................   OH       Leased       January 2018       January 2038
Denver..........................   CO       Leased      December 2017      December 2032
Utica...........................   MI       Leased          June 2018          June 2033
Irvine..........................   CA       Leased          July 2018          July 2028
Rockland County (West Nyack)....   NY       Leased       January 2019       January 2034
Orange..........................   CA       Leased       January 2019       January 2029
Columbus........................   OH        Owned                 --                 --
San Antonio.....................   TX       Leased     September 2018     September 2028
Atlanta (II)....................   GA       Leased         March 2019         March 2034
St. Louis.......................   MO       Leased          June 2019          June 2034
Austin..........................   TX       Leased      December 2019      December 2034
Jacksonville....................   FL        Owned                 --                 --
Providence......................   RI       Leased      December 2019      December 2034
Milpitas (San Jose).............   CA       Leased       January 2021       January 2031
Westminster (Denver)............   CO       Leased       January 2021       January 2031
Pittsburgh......................   PA       Leased          June 2020          June 2055
San Diego.......................   CA       Leased      December 2020         April 2055
Miami...........................   FL       Leased         March 2021         March 2031
Frisco..........................   TX       Leased        August 2021        August 2036
Honolulu........................   HI       Leased       October 2021       October 2036
Cleveland.......................   OH       Leased(3)   November 2021      November 2036
Islandia........................   NY       Leased        August 2022        August 2037

---------------

(1) Renewal options may be subject to certain conditions and prior notice requirements under the terms of each lease.

(2) We also lease additional parking facilities at this location, which lease expires in January 2014.

(3) We own the building at these locations, but lease the underlying real property.

     We also lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. The rent for these facilities is $896,000 per year for the first year of the lease and increases annually at 1.35%. In addition, we lease a 15,000 square foot warehouse facility in Dallas, Texas. This lease expires in March 2004, with two one-year options to renew until March 2006. The rent for this facility is $44,250 per year.

ITEM 3.  LEGAL PROCEEDINGS

EBS LITIGATION (UPDATE)

     In March 2000, the former shareholders of Edison Brothers Stores, Inc. brought a third-party action against us and certain of our directors in Federal district court in Delaware. The third-party plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankrupt laws. The bankruptcy trustee of EBS (through an entity named EBS Litigation LLC) is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against a defendant class of former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third-party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and certain of our directors (who were our directors at the time of the spin-off) aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third-party allegations against us and our directors and are vigorously defending this litigation.

     In March 2001, the trial court dismissed all of the third-party claims against us and rendered judgment in our favor based on a statute of limitations defense. The third-party plaintiffs appealed this ruling. In September 2002, the Third Circuit appellate court reversed the judgment of the district court and remanded the case for further proceedings. In November 2002, our petition for limited rehearing was denied by the Third Circuit.

     The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict has yet been rendered by the court. The trial court judge recently ruled that the third-party action should be stayed pending the court reaching a verdict in the underlying action. The court conducted a mandatory mediation session among the parties on March 28, 2003, and although no resolution was achieved, the court has set a date for further discussions in late April. While we do not believe the plaintiff in this case will be successful, if the plaintiff in the underlying case is successful in its case against the former shareholders and we are ultimately unsuccessful in our defense of the shareholders third-party litigation against us on the merits, the outcome could have a material adverse effect on us and our operations.

SHAREHOLDER LITIGATION (UPDATE)

     We previously reported the filing of a purported class action on behalf of our stockholders in state district court in Dallas County, Texas and the filing of four similar actions in the State of Missouri. All of such actions have been dismissed without prejudice by the plaintiffs.

DOWNCITY ENERGY COMPANY LLC V. DAVE & BUSTER'S, INC. (UPDATE)

     In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the

Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claims relate to unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002. In January 2003, we filed a counterclaim against DownCity and a Third-Party Complaint against Providence Place Group, L.L., our landlord, alleging, among other things, fraudulent inducement, conspiracy, breach of contract and breach of duty of good faith. We have disputed the excessive HVAC billings from inception and believe the plaintiff's claims to be without merit, based primarily on our assertion that we exercised a right under our lease with Providence Place Group, L.P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. Nevertheless, in order to forestall a threat by DownCity to interrupt utility services to our store, in December 2002, we entered into an Interim Agreement with DownCity, pursuant to which we agreed to pay a lump sum of $450,000 plus the "actual costs" of monthly HVAC services billed by DownCity from January 2003 forward. Such agreement did not settle the pending litigation, but did provide for such payments to offset any potential settlement or judgment in favor of DownCity. DownCity answered our counterclaim and Providence Place answered our third-party claim in March 2003, but there have been no other recent developments in the case. We also believe that we have meritorious counterclaims against DownCity and third party claims against the Landlord to counter any further action by DownCity for damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of security holders during the fourth quarter ended February 2, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol DAB. The following table summarizes the high and low sales prices per share of Common Stock for the applicable periods indicated, as reported on the Nasdaq National Market and by the NYSE.

                                                               HIGH     LOW
                                                              ------   -----
FISCAL YEAR 2001
First Quarter...............................................  $10.80   $7.75
Second Quarter..............................................    9.15    7.61
Third Quarter...............................................    8.25    5.45
Fourth Quarter..............................................    8.65    6.10
FISCAL YEAR 2002
First Quarter...............................................  $11.26   $7.80
Second Quarter..............................................   13.25    9.78
Third Quarter...............................................   13.23    7.90
Fourth Quarter..............................................    8.83    7.40

At April 18, 2003 there were approximately 1,834 holders of record of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as cash flows are reinvested into the Company to further pay down debt and fund capital expenditures for the entertainment complex business. Payment of dividends in the future will depend upon the Company's growth, profitability, financial condition and other factors, which the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

                             INCOME STATEMENT DATA

                                                                 FISCAL YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,   JANUARY 30,   JANUARY 31,
                                           2003          2002          2001          2000          1999
                                        -----------   -----------   -----------   -----------   -----------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND STORE DATA)
Food and beverage revenues............   $192,882      $181,358      $168,085      $121,390      $ 89,378
Amusements and other revenues.........    180,870       176,651       164,218       125,744        92,906
                                         --------      --------      --------      --------      --------
       Total revenues.................    373,752       358,009       332,303       247,134       182,284
Cost of revenues......................     68,752        66,939        61,547        45,720        35,582
Operating payroll and benefits........    114,904       110,478       101,143        76,242        52,206
Other store operating expenses........    117,666       106,971        90,581        65,292        45,862
General and administrative expenses...     25,640        20,653        20,019        14,988        10,579
Depreciation and amortization
  expense.............................     30,056        28,693        25,716        19,884        12,163
Preopening costs......................      1,488         4,578         5,331         6,053         4,539
                                         --------      --------      --------      --------      --------
       Total costs and expenses.......    358,506       338,312       304,337       228,179       160,931
Operating income......................     15,246        19,697        27,966        18,955        21,353
Interest income (expense), net........     (7,143)       (7,820)       (8,712)       (3,339)          194
                                         --------      --------      --------      --------      --------
Income before provision for income
  taxes and cumulative effect of a
  change in an accounting principle...      8,103        11,877        19,254        15,616        21,547
Provision for income taxes............      2,755         4,299         7,009         5,724         7,969
                                         --------      --------      --------      --------      --------
Income before cumulative effect of a
  change in an accounting principle...      5,348         7,578        12,245         9,892        13,578
Cumulative effect of a change in an
  accounting principle, net of income
  tax benefit of $0 in 2002 and $2,928
  in 1999.............................     (7,096)           --            --        (4,687)           --
                                         --------      --------      --------      --------      --------
       Net income (loss)..............   $ (1,748)     $  7,578      $ 12,245      $  5,205      $ 13,578
Net income (loss) per share -- basic
  Before cumulative effect -- change
     in an accounting principle.......   $    .41      $    .58      $    .95      $    .76      $   1.04
  Cumulative effect -- change in an
     accounting principle.............       (.55)           --            --          (.36)           --
                                         --------      --------      --------      --------      --------
                                         $   (.14)     $    .58      $    .95      $    .40      $   1.04
Net income (loss) per share -- diluted
  Before cumulative effect -- change
     in an accounting principle.......   $    .40      $    .58      $    .94      $    .75      $   1.03
  Cumulative effect -- change in an
     accounting principle.............       (.53)           --            --          (.36)           --
                                         --------      --------      --------      --------      --------
                                         $   (.13)     $    .58      $    .94      $    .39      $   1.03

                                                                 FISCAL YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,   JANUARY 30,   JANUARY 31,
                                           2003          2002          2001          2000          1999
                                        -----------   -----------   -----------   -----------   -----------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND STORE DATA)
Weighted average shares outstanding
  Basic...............................     12,997        12,956        12,953        13,054        13,053
  Diluted.............................     13,404        13,016        12,986        13,214        13,246

                               BALANCE SHEET DATA

                                                                 FISCAL YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,   JANUARY 30,   JANUARY 31,
                                           2003          2002          2001          2000          1999
                                        -----------   -----------   -----------   -----------   -----------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND STORE DATA)
Working capital (deficit).............   $ (4,231)     $ (4,478)     $  5,126      $  8,957      $  8,220
Total assets..........................    291,212       309,134       303,875       268,184       216,592
Long-term obligations, less current
  portion.............................     59,494        84,896       103,860        91,000        42,500
Stockholders' equity..................    169,602       170,146       162,387       149,899       145,502
Complexes Open at End of Period
Company operated......................         32            31            27            23            17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those that relate to depreciable lives, goodwill and debt covenants. The estimates and judgments made by management are based on historical data and on various other factors believed to be reasonable under the circumstances.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Revenues:
  Food and beverage.................................      51.6%         50.7%         50.6%
  Amusements and other..............................      48.4          49.3          49.4
                                                         -----         -----         -----
Total revenues......................................     100.0         100.0         100.0
Costs and expenses:
  Cost of revenues..................................      18.4          18.7          18.5
  Operating payroll and benefits....................      30.7          30.8          30.4
  Other store operating.............................      31.5          29.9          27.3
  General and administrative........................       6.9           5.8           6.0
  Depreciation and amortization.....................       8.0           8.0           7.8
  Preopening costs..................................       0.4           1.3           1.6
                                                         -----         -----         -----
Total costs and expenses............................      95.9          94.5          91.6
Operating income....................................       4.1           5.5           8.4
Interest expense....................................       1.9           2.2           2.6

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Income before provision for income taxes............       2.2           3.3           5.8
Provision for income taxes..........................       0.7           1.2           2.1
Income before cumulative effect of a change in an
  accounting principle..............................       1.4           2.1           3.7
Cumulative effect of a change in an accounting
  principle.........................................      (1.9)           --            --
                                                         -----         -----         -----
Net income (loss)...................................      (0.5)%         2.1%          3.7%

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Depreciable lives -- expenditures for new facilities and those that substantially increase the useful lives of the property, including interest during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions. The depreciable lives are as follows:

Property and Equipment
  Games................................................  5 years
  Buildings............................................  40 years
  Furniture, fixtures and equipment....................  5 to 10 years
  Leasehold and building improvements..................  Shorter of 20 years or lease life
Intangible Assets
  Trademarks...........................................  Over statutory lives
  Lease Rights.........................................  Over remaining lease term

     Goodwill -- The Company applied the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets ("Statements"), effective for fiscal years beginning after December 15, 2001 in the first quarter of 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Applying the new standards resulted in a one-time charge of $7,100, representing the cumulative effect of a change in accounting principle. The write-off of goodwill resulted in a charge to earnings of $.53 per diluted share for the year. Our adoption of SFAS 142 resulted in approximately $349 less gross amortization expense for fiscal 2002. See the discussion in Note 1 of the Consolidated Financial Statements for additional information about the effect of adopting SFAS 142. The remaining intangible asset, the trademark, is insignificant.

     Debt Covenants -- The Company's credit facility requires compliance with certain financial covenants including a minimum consolidated tangible net worth level, maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. On March 18, 2003, Amendment No. 4 was executed to provide revised financial covenants, thereby enabling the Company to remain in compliance with the agreement. The Amendment further amended the fixed charge coverage ratio for the remaining term of the agreement.

     The Company believes the results of operations for the fiscal year ending February 1, 2004 and thereafter would enable the Company to remain in compliance with the existing covenants absent any material negative event affecting the U.S. economy as a whole. However, the Company's expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by the Company. If the projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on its reported financial position and results of operations.

FISCAL 2002 COMPARED TO FISCAL 2001

     Total revenues increased from $358,009 for fiscal 2001 to $373,752 for fiscal 2002, an increase of $15,743 or 4.4%. New stores opened in fiscal 2002 increased revenues by $4,029 and three stores opened in the second half of 2001 were up $22,597 on prior year revenues. Revenues from comparable stores decreased by 3.2% in fiscal 2002. The decrease in comparable stores revenues is primarily attributed to a continued weak economic environment. Total revenues from licensing agreements were $564.

     Costs of revenues were $68,752 in fiscal 2002 and $66,939 in fiscal 2001, an increase of $1,813 or 2.7%. During fiscal 2002, the increase in absolute dollars over prior year was due to opening one new store during fiscal 2002 and a full year of operations on three stores opened in second half of fiscal 2001 mitigated by a reduction in food costs and the impact of menu changes. As a percentage of revenues, cost of revenues were down .3% to 18.4% for fiscal 2002 versus 18.7% in fiscal 2001 attributed to a 1.6% reduction in food costs with beverage and amusement costs constant on the prior year.

     Operating payroll and benefits were $114,904 in fiscal 2002 and $110,478 in fiscal 2001, representing 30.7% and 30.9% of revenues respectively, an increase of $4,426 or 4.0%. During fiscal 2002, the increase in absolute dollars over prior year is attributed to opening one new store during fiscal 2002 and a full year of operations for the three stores opened in the second half of fiscal 2001 offset by reduction in store hourly and management costs at all stores. As a percentage of revenue, operating payroll and benefits were 30.7% in fiscal 2002, down .2% from 30.9% in fiscal 2001. The Company adjusted its staffing levels in response to the current economic environment and eliminated certain store hourly and management positions in the third quarter of 2002. During the fourth quarter of fiscal 2002, these adjustments resulted in a labor savings of approximately 0.7% as a percent of revenues.

     Other store operating expenses were $117,666 in fiscal 2002 and $106,971 in fiscal 2001, representing 31.5% and 29.9% respectively, an increase of $10,695 or 10.0%. During fiscal 2002, the increase in absolute dollars over prior year is attributed to opening one new store during fiscal 2002 and a full year of operations for the three stores opened in the second half of fiscal 2001 and increase in occupancy expense related to sales-leaseback transactions of the Houston and Atlanta locations. The 1.6% increase in other store operating expenses as a percentage of revenues can be attributed to higher occupancy costs, additional equipment leases (games, IT and kitchen equipment for the last four stores opened in 2001-2002) along with decline in comparable store sales.

     General and administrative expenses were $25,640 in fiscal 2002 and $20,653 in fiscal 2001, representing 6.9% of total revenues in fiscal year 2002 and 5.8% of total revenues in fiscal year 2001, an increase of $4,987 or 24.1%. The increase in absolute dollars in fiscal 2002, can be attributed to employee compensation and benefits (particularly medical and dental costs), occupancy costs, transaction costs related to the proposed merger agreements with D&B Holdings and D&B Acquisition Sub, legal and professional fees other than those related to the transaction costs and an increase in director and officer insurance coverage. The 1.1% increase in general and administrative expenses as a percentage of revenues is due to higher costs coupled with the decline in comparable store sales.

     Depreciation and amortization expense increased $1,363 to $30,056 in fiscal 2002 from $28,693 in fiscal 2001. As a percentage of revenues, depreciation and amortization remained constant at 8.0%. The increase in depreciation expense from the 2002 capital expenditures was offset by the asset retirements from the fourth quarter 2001 sale-leaseback of Houston and Atlanta.

     Preopening costs decreased to $1,488 for fiscal 2002 from $4,578 for fiscal 2001, a decrease of $3,090 or 67.5%. As a percentage of revenues, preopening costs were .4% for fiscal 2002 as compared to 1.3% for fiscal 2001. This decrease is due to the Company opening only one store in fiscal 2002 compared to four store openings in fiscal 2001.

     Interest expense -- net decreased to $7,143 for fiscal 2002 from $7,820 for fiscal 2001. The decrease was due to a lower outstanding debt balance in fiscal year 2002.

     The effective tax rate for fiscal 2002 was 34.0% as compared to 36.2% for fiscal 2001 and was the result of a lower effective state tax rate.

FISCAL 2001 COMPARED TO FISCAL 2000

     Total revenues increased to $358,009 for fiscal 2001 from $332,303 for fiscal 2000, an increase of $25,706, or 7.7%. New stores opened in fiscal 2001 increased revenues by $28,431. Revenues from comparable stores decreased by 2.8% in fiscal 2001. The decrease in comparable store revenues is primarily attributed to the attack on New York and Washington, D.C. on September 11, 2001 resulting in a decline in corporate events of 15.4%. Total revenues from licensing agreements were $537.

     Costs of revenues increased to $66,939 for fiscal 2001 from $61,547 for fiscal 2000, an increase of $5,392, or 8.8%. The increase was principally attributed to opening four new stores during the year. As a percentage of revenues, cost of revenues were up .2% to 18.7% for fiscal 2001 versus 18.5% in fiscal 2000 due to freight costs and higher amusement costs associated with redemption, offset by lower food costs.

     Operating payroll and benefits increased to $110,478 for fiscal 2001 from $101,143 for fiscal 2000, an increase of $9,335, or 9.2%. As a percentage of revenue, operating payroll and benefits were 30.9% in fiscal 2001, up .5% from 30.4% in fiscal 2000 due to higher store fixed labor and benefits.

     Other store operating expenses increased to $106,971 for fiscal 2001 from $90,581 for fiscal 2000, an increase of $16,390, or 18.1%. As a percentage of revenues, other store operating expenses were 29.9% in fiscal 2001 as compared to 27.3% in fiscal 2000. The increase in other store operating expenses is due to increases in utilities, marketing and occupancy costs.

     General and administrative expenses increased to $20,653 in fiscal 2001 from $20,019 for fiscal 2000, an increase of $634, or 3.2%. As a percentage of revenues, general and administrative expenses were 5.8% and 6.0% for fiscal 2001 and fiscal 2000, respectively.

     Depreciation and amortization expense increased $2,977 to $28,693 in fiscal 2001 from $25,716 in fiscal 2000. As a percentage of revenues, depreciation and amortization increased to 8.0% from 7.7% for the comparable period due to new store openings.

     Preopening costs decreased to $4,578 for fiscal 2001 from $5,331 for fiscal 2000, a decrease of $753, or 14.1%. As a percentage of revenues, preopening costs were 1.3% for fiscal 2001 as compared to 1.6% for fiscal 2000. This decrease is due to timing of store openings and only one store scheduled to open in fiscal 2002.

     Interest expense -- net decreased to $7,820 for fiscal 2001 from $8,712 for fiscal 2000. The decrease was due to lower interest rates in fiscal year 2001.

     The effective tax rate for fiscal 2001 was 36.2% as compared to 36.4% for fiscal 2000 and was the result of a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $40,604 in 2002 compared to $49,701 in 2001 and $36,778 in 2000. Operating cash flows in 2002 decreased due to reduced revenue per store, one time transaction costs related to our proposed merger agreement with an affiliate of Investcorp and the timing of accounts payable disbursements at the end of the year. The increase in 2001 was affected by the opening of three stores late in the year.

     Cash used in investing activities was $20,970 in 2002 and $30,813 in 2001 compared to $53,674 in 2000. All investing expenditures for 2002 are related to the opening of one new store and normal recurring maintenance capital expenditures at previously existing stores. The 2001 expenditures of $49,761 included four new stores opened during the year and normal and recurring maintenance capital expenditures at previously existing stores, which were offset by $18,948 proceeds from the sales/leasebacks and sales of equipment.

     Financing activities use of cash was $21,625 in 2002 and $17,546 in 2001 compared to providing cash of $16,984 in 2000. Net use of cash by financing activities in 2002 and 2001 was directly attributed to repayment of long-term debt in excess of borrowings from long-term debt. In 2000, borrowings under long-term debt exceeded any repayments during the year.

     The Company has a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through maturity and is secured by all assets of the company. Borrowing under the facility bears interest at a floating rate based on LIBOR (1.35% at February 2, 2003) or, at the Company's option, the bank's prime rate (4.25% at February 2, 2003) plus, in each case, a margin based upon financial performance. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At February 2, 2003, $16,995 was available under this facility.

     On November 19, 2001, the Company amended the facility to allow proceeds from sale/leaseback transactions to be applied to both the revolving credit and the term loans for a limited period. On December 6, 2002, Amendment No. 3 was executed to provide for revised financial covenants. The amendment also amended the restriction on revolving credit usage, mandatory repayment of revolving credit loans, increase in letter of credit sublimit and consent relating to new leases on existing units.

     On March 18, 2003, Amendment No. 4 was executed to provide revised financial covenants, thereby enabling us to remain in compliance with the agreement. The Amendment further amended the fixed charge coverage ratio for the remaining term of the agreement.

     The Company has entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $47,513 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $1,803 to interest expense was incurred in fiscal 2002 under the agreement. The market risks associated with the agreement are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

     The Company does not plan to open a new complex in 2003 but with adequate capital availability, expects to open a minimum of one complex in 2004.

SALE/LEASEBACK TRANSACTIONS

     During the year ended February 3, 2002, the Company completed the sale/leaseback of two stores (Atlanta and Houston) and the corporate headquarters in Dallas. Cash proceeds of $18,474 were received along with $5,150 in twenty-year interest bearing notes receivable at 7-7.5%. The locations were sold to non-affiliated entities. No revenue or profit was recorded at the time of the transaction.

     Upon execution of the sale/leaseback transactions, property costs of $27,360 and accumulated depreciation of $3,832 were removed from the Company's books resulting in a loss of $272 that was recognized in 2001 and a gain of $713 on one facility being amortized over the term of the operating lease.

     Future operating lease obligations under the lease agreements are as follows: $3,962 in 2003, $4,002 in 2004, $4,051 in 2005, $4,184 in 2006, $4,225
in 2007 and $62,860 thereafter. Future minimum note collections and interest income associated with the sale/leasebacks at Houston and Atlanta are as follows: $652 in 2003, $652 in 2004, $652 in 2005, $652 in 2006 and $8,935
thereafter.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth the Company's contractual obligations and commercial commitments (in thousands):

                                                        PAYMENTS DUE BY PERIOD
                                                --------------------------------------
                                                1 YEAR      2-3       4-5     AFTER 5
CONTRACTUAL OBLIGATIONS               TOTAL     OR LESS    YEARS     YEARS     YEARS
-----------------------              --------   -------   -------   -------   --------
Long-term debt.....................  $ 67,794   $ 8,300   $29,751   $29,743   $     --
Operating leases...................   324,373    21,814    40,361    37,309    224,889
Operating leases under
  sale/leaseback transactions......    83,284     3,962     8,053     8,409     62,860
                                     --------   -------   -------   -------   --------
Total..............................  $475,451   $34,076   $78,165   $75,461   $287,749

                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                             ---------------------------------------------
                                             1 YEAR         2-3         4-5        AFTER 5
OTHER COMMERCIAL COMMITMENTS      TOTAL      OR LESS       YEARS       YEARS        YEARS
----------------------------      ------     -------       -----       -----       -------
Letters of Credit...............  $3,555     $3,555        $ --        $ --         $  --

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain statements in this Annual Report are not based on historical facts but are "forward-looking statements" that are based on numerous assumptions made as of the date of this report. Forward-looking statements are generally identified by the words "believes", "expects", "intends", "anticipates", "scheduled", and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Dave & Buster's, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; availability of capital; locations and terms of sites for Complex development; quality of management; changes in, or the failure to comply with, government regulations; and other risks indicated in this filing.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) (1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set under the caption "Director and Nominee Information" appearing in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, is incorporated herein by reference. Certain information with respect to the executive officers of the Company is included under Item 1 of
Part I hereof under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     The information set under the caption "Compensation of Directors and Executive Officers" appearing in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information concerning the shares of the Company's Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans as of February 2, 2003 consisting of the Dave & Buster's, Inc. 1995 Stock Incentive Plan and the Dave & Buster's 1996 Stock Option Plan for Outside Directors. All of such plans have been approved by the shareholders of the Company.

                                                                                   NUMBER OF SECURITIES
                                                            WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                   NUMBER OF SECURITIES    EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                                    TO BE ISSUED UPON         OUTSTANDING              UNDER EQUITY
                                       EXERCISE OF              OPTIONS,            COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,       WARRANTS AND        (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS           RIGHTS          REFLECTED IN COLUMN (A))
                                   --------------------   --------------------   ------------------------
Plan category
  Equity compensation plans
     approved by security
     holders.....................       2,638,164                $11.51                  246,869
  Equity compensation plans not
     approved by security
     holders.....................            None                  None                     None
     Total.......................       2,638,164                $11.51                  246,869

     The information set under the caption "Stock Ownership by Certain Beneficial Owners" appearing in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" appearing in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young, LLP served as the Company's independent accountants for the fiscal years ended February 2, 2003 and February 3, 2002 and has been selected, subject to the ratification of such selection by the Company's stockholders, to serve in such capacity for the current year. For the fiscal years ended February 2, 2003 and February 3, 2002, the Company paid Ernst & Young, the following amounts:

                                                              FISCAL 2002   FISCAL 2001
                                                              -----------   -----------
Audit Fees..................................................   $175,400      $138,000
Audit-Related Fees (includes transaction due diligence).....    205,105             0
Tax Fees (tax compliance and preparation)...................    215,499       140,074
All Other Fees (includes special projects; tax advice and
  services outside the scope of tax compliance and
  preparation; other miscellaneous matters).................    246,620       145,921

     In March 2003, the Audit Committee established a policy whereby Ernst & Young would be required to seek pre-approval by the Committee of all tax and other non-audit related services by providing a prior description of the services to be performed and specific fee estimates for each such service. Prior to the adoption of such policy, the Audit Committee pre-approved 100% of estimated audit-related and tax fees and 0% of all other fees of Ernst & Young for fiscal 2002 and 2001.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

                                                                    PAGE
                                                                    ----
Consolidated Balance Sheets -- February 2, 2003 and February
  3, 2002...................................................               F-1
Consolidated Statement of Operations -- Fiscal years ended
  February 2, 2003, February 3, 2002 and February 4, 2001...               F-2
Consolidated Statements of Stockholders' Equity -- Fiscal
  years ended February 2, 2003, February 3, 2002 and
  February 4, 2001..........................................               F-3
Consolidated Statements of Cash Flows -- Fiscal years ended
  February 2, 2003, February 3, 2002 and February 4, 2001...               F-4
Notes to Consolidated Financial Statements..................  F-5 through F-14
Report of Independent Auditors..............................              F-15

     (a)(2) Financial Statement Schedules

          All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (a)(3) Exhibits Incorporated by Reference or Filed with this Report

          The exhibits listed below filed with or incorporated by reference into this Annual Report on Form 10-K. Exhibits noted by an asterisk are filed with this report. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Unless otherwise indicated, the exhibit number below corresponds to the exhibit number incorporated by reference. ITEMS LISTED IN BOLDFACE ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED PURSUANT TO ITEM 16(C) OF THIS REPORT.

 3.1       Restated Articles of Incorporation of the Company.(1)
 3.2       Amended and restated Bylaws of the Company.*
10.1       Revolving Credit and Term Loan Agreement, dated June 30,
           2000, among the Company and its subsidiaries, Fleet National
           Bank (as agent) and the financial institutions named therein.(2)
10.1.1 Amendment No. 1 to Revolving Credit and Term Loan Agreement dated May 31, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein. (7)
10.1.2 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated November 19, 2001 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.(8)
10.1.3 Amendment No. 3 to Revolving Credit and Term Loan Agreement dated December 6, 2002 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.(10)
10.1.4 Amendment No. 4 to Revolving Credit and Term Loan Agreement dated March 18, 2003 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.*
10.2-10.6  Intentionally omitted.
10.7       Rights Agreement between the Company and Rights Agent, dated
           June 16, 1995.(1)
10.8       1995 STOCK OPTION PLAN (AS AMENDED AND RESTATED APRIL 26,
           2000).(3)
10.9       STOCK OPTION PLAN FOR OUTSIDE DIRECTORS.(4)
10.11      EMPLOYMENT AND EXECUTIVE RETENTION AGREEMENTS FOR CO-CHIEF
           EXECUTIVE OFFICERS, DATED JUNE 16, 1995.(5)
10.12      FORM OF INDEMNITY AGREEMENTS WITH EXECUTIVE OFFICERS AND
           DIRECTORS.(6)
10.13      Intentionally Omitted.
10.14      EXECUTIVE RETENTION AGREEMENT BETWEEN THE COMPANY AND
           STERLING R. SMITH DATED JUNE 11, 2001(8)
10.15      Intentionally Omitted.
10.16 Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital, Business Asset Funding Corporation, as purchaser, for the Company's corporate headquarters in Dallas, Texas.(8)
10.17      Lease Agreement dated October 1, 2001 between General
           Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant for the Company's corporate headquarters in Dallas, Texas.(8)
10.18 Agreement of Sale and Purchase dated November 12, 2001 between D&B Realty Holding, Inc., as seller, and KAZA I,
           Ltd., as purchaser for Houston, Texas property.(9)
10.19      Lease Agreement dated December 14, 2001 between KAZA I L.P.
           as landlord, and Dave & Buster's I, L.P. as tenant for Houston, Texas property.(9)
10.20 Agreement of Sale and Purchase dated as of December 17, 2001 between D&B Realty Holding, Inc., as seller, and Landfair,
           LLC as purchaser for Marietta, Georgia property.(9)

10.21      Lease Agreement dated December 17, 2001 between Landfair
           LLC, as landlord, and Dave & Buster's I, L.P., as tenant,
           for Marietta, Georgia property.(9)
10.22      EXECUTIVE RETENTION AGREEMENT DATED JUNE 7, 2001 BETWEEN THE
           COMPANY AND JOHN S. DAVIS.(9)
10.23      EXECUTIVE RETENTION AGREEMENT DATED DECEMBER 3, 2001 BETWEEN
           THE COMPANY AND W. C. HAMMETT, JR.(9)
21.1       Subsidiaries of the Company.*
23         Independent Auditors' Consent.*
24         Power of Attorney (included on the Signature page of this
           report).*
99.1       Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*
99.2       Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*

     (b) Reports of Form 8-K

          No reports on Form 8-K were filed during the fourth quarter ended February 2, 2003.

     (c) Exhibits.

          The Index of Exhibits filed or incorporated by reference pursuant to
     Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the financial statement pages of this Form 10-K.

     (d) Financial Statements of Subsidiaries or Affiliates.

          Not applicable.
---------------

 (1) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended April 30, 1995.

 (2) Filed as an Exhibit to the registrant's Form 10-Q for the 13-week period ended July 30, 2000.

 (3) Filed as an Exhibit to the registrant's Schedule 14A definitive Proxy Statement dated April 28, 2000.

 (4) Filed as an Exhibit to the registrant's Form 10-K for the fiscal year ended February 1, 1997.

 (5) Filed as an Exhibit to the registrants Form 10-K for the fiscal year ended February 4, 2001.

 (6) Filed as an Exhibit to the registrant's Form 10 filed April 11, 1995.

 (7) Filed as an Exhibit to the registrant's Form 10-Q for the 13 week period ended August 5, 2001.

 (8) Filed as an Exhibit to the registrant's Form 10-Q for the 13 week period ended November 4, 2001.

 (9) Filed as an Exhibit to the registrant's Form 10-K for the fiscal year ended February 3, 2002.

(10) Filed as an Exhibit to the registrant's Form 10-Q for the 13 week period ended November 3, 2002.

  *  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAVE & BUSTER'S, INC.
                                          A MISSOURI CORPORATION

                                          By:    /s/ W. C. HAMMETT, JR.
                                            ------------------------------------
                                                   W. C. Hammett, Jr.,
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: April 23, 2003

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. C. Hammett, Jr. and John S. Davis, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 23, 2003.

                 NAME                                          TITLE
                 ----                                          -----

         /s/ PETER A. EDISON                           Chairman of the Board
--------------------------------------
           Peter A. Edison


         /s/ JAMES W. CORLEY                    Chief Executive Officer and Director
--------------------------------------             (Principal Executive Officer)
           James W. Corley


        /s/ DAVID O. CORRIVEAU                         President and Director
--------------------------------------
          David O. Corriveau


        /s/ W. C. HAMMETT, JR.           Senior Vice President and Chief Financial Officer
--------------------------------------             (Principal Financial Officer)
          W. C. Hammett, Jr.


         /s/ DEBORAH A. INZER                      Vice President and Controller
--------------------------------------             (Principal Accounting Officer)
           Deborah A. Inzer


        /s/ ALLEN J. BERNSTEIN                                Director
--------------------------------------
          Allen J. Bernstein


                                                              Director
--------------------------------------
           Walter J. Humann


           /s/ MARK A. LEVY                                   Director
--------------------------------------
             Mark A. Levy


      /s/ CHRISTOPHER C. MAGUIRE                              Director
--------------------------------------
        Christopher C. Maguire


                                                              Director
--------------------------------------
          David B. Pittaway


                                                              Director
--------------------------------------
          Patricia P. Priest

                                 CERTIFICATIONS

I, James W. Corley, Chief Executive Officer of Dave & Buster's, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Dave & Buster's, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JAMES W. CORLEY
                                          --------------------------------------
                                                     James W. Corley
                                                 Chief Executive Officer

Date: April 23, 2003

I, W. C. Hammett, Jr., Chief Financial Officer of Dave & Buster's, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Dave & Buster's, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ W. C. HAMMETT, JR.
                                          --------------------------------------
                                                    W. C. Hammett, Jr.
                                                 Chief Financial Officer

Date: April 23, 2003

                             DAVE & BUSTER'S, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,     FEBRUARY 3,
                                                                  2003            2002
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,530        $  4,521
  Inventories...............................................      26,634          25,964
  Prepaid expenses..........................................       2,049           1,442
  Other current assets......................................       2,136           2,445
                                                                --------        --------
     Total current assets...................................      33,349          34,372
Property and equipment, net (Note 2)........................     249,451         258,302
Goodwill, net of accumulated amortization of $2,612.........          --           7,096
Other assets................................................       8,412           9,364
                                                                --------        --------
Total assets................................................    $291,212        $309,134

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt (Note 4)...........    $  8,300        $  5,500
  Accounts payable..........................................      14,952          15,991
  Accrued liabilities (Note 3)..............................      12,201          11,085
  Income taxes payable (Note 5).............................         325           5,054
  Deferred income taxes (Note 5)............................       1,802           1,220
                                                                --------        --------
     Total current liabilities..............................      37,580          38,850
Deferred income taxes (Note 5)..............................      14,065           8,143
Other liabilities...........................................      10,471           7,099
Long-term debt, less current installments (Note 4)..........      59,494          84,896
Commitments and contingencies (Notes 4, 6 and 11)
Stockholders' equity (Note 7):
  Preferred stock, 10,000,000 authorized; none issued.......          --              --
  Common stock, $0.01 par value, 50,000,000 authorized;
     13,080,117 and 12,959,209 shares issued and outstanding
     as of February 2, 2003 and February 3, 2002,
     respectively...........................................         132             131
  Paid-in capital...........................................     116,678         115,701
  Restricted stock awards...................................         608             382
  Retained earnings.........................................      54,030          55,778
                                                                --------        --------
                                                                 171,448         171,992
  Less: treasury stock, at cost (175,000 shares)............       1,846           1,846
                                                                --------        --------
     Total stockholders' equity.............................     169,602         170,146
                                                                --------        --------
Total liabilities and stockholders' equity..................    $291,212        $309,134

          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              FEBRUARY 2,    FEBRUARY 3,    FEBRUARY 4,
                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Food and beverage revenues..................................    $192,882       $181,358       $168,085
Amusement and other revenues................................     180,870        176,651        164,218
                                                                --------       --------       --------
     Total revenues.........................................     373,752        358,009        332,303
Cost of revenues............................................      68,752         66,939         61,547
Operating payroll and benefits..............................     114,904        110,478        101,143
Other store operating expenses..............................     117,666        106,971         90,581
General and administrative expenses.........................      25,640         20,653         20,019
Depreciation and amortization expense.......................      30,056         28,693         25,716
Preopening costs............................................       1,488          4,578          5,331
                                                                --------       --------       --------
     Total costs and expenses...............................     358,506        338,312        304,337
Operating income............................................      15,246         19,697         27,966
Interest expense, net.......................................       7,143          7,820          8,712
                                                                --------       --------       --------
Income before provision for income taxes and cumulative
  effect of a change in an accounting principle.............       8,103         11,877         19,254
Provision for income taxes (Note 5).........................       2,755          4,299          7,009
                                                                --------       --------       --------
Income before cumulative effect of a change in an accounting
  principle.................................................       5,348          7,578         12,245
Cumulative effect of a change in an accounting principle
  (Note 1)..................................................      (7,096)            --             --
                                                                --------       --------       --------
Net income (loss)...........................................    $ (1,748)      $  7,578       $ 12,245
Net income (loss) per share -- basic
  Before cumulative effect of a change in an accounting
     principle..............................................    $    .41       $    .58       $    .95
  Cumulative effect of a change in an accounting
     principle..............................................        (.55)            --             --
                                                                --------       --------       --------
                                                                $   (.14)      $    .58       $    .95
Net income (loss) per share -- diluted
  Before cumulative effect of a change in an accounting
     principle..............................................    $    .40       $    .58       $    .94
  Cumulative effect of a change in an accounting
     principle..............................................        (.53)            --             --
                                                                --------       --------       --------
                                                                $   (.13)      $    .58       $    .94
Weighted average shares outstanding
  Basic.....................................................      12,997         12,956         12,953
  Diluted...................................................      13,404         13,016         12,986

          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK
                                    ---------------   PAID IN     RESTRICTED    RETAINED   TREASURY
                                    SHARES   AMOUNT   CAPITAL    STOCK AWARDS   EARNINGS    STOCK      TOTAL
                                    ------   ------   --------   ------------   --------   --------   --------
                                                                  (IN THOUSANDS)
Balance, January 30, 2000.........  12,953    $131    $115,659       $ --       $35,955    $(1,846)   $149,899
Amortization of restricted stock
  awards..........................      --      --          --        243            --         --         243
Net income........................      --      --          --         --        12,245         --      12,245
                                    ------    ----    --------       ----       -------    -------    --------
Balance, February 4, 2001.........  12,953    $131    $115,659       $243       $48,200    $(1,846)   $162,387
Amortization of restricted stock
  awards..........................      --      --          --        139            --         --         139
Proceeds from exercising stock
  options.........................       6      --          40         --            --         --          40
Tax benefit related to stock
  option exercises................      --      --           2         --            --         --           2
Net income........................      --      --          --         --         7,578         --       7,578
                                    ------    ----    --------       ----       -------    -------    --------
Balance, February 3, 2002.........  12,959    $131    $115,701       $382       $55,778    $(1,846)   $170,146
Amortization of restricted stock
  awards..........................      --      --          --        226            --         --         226
Proceeds from exercising stock
  options.........................     121       1         870         --            --         --         871
Tax benefit related to stock
  option exercises................      --      --         107         --            --         --         107
Net (loss)........................      --      --          --         --        (1,748)        --      (1,748)
                                    ------    ----    --------       ----       -------    -------    --------
Balance, February 2, 2003.........  13,080    $132    $116,678       $608       $54,030    $(1,846)   $169,602

          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Income before cumulative effect of change in an accounting
     principle..............................................   $  5,348      $  7,578      $  12,245
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     30,056        28,693         25,716
     Provision for deferred income taxes....................      6,504           467          1,182
     Restricted stock awards................................        226           139            243
     (Gain) loss on sale of assets..........................       (223)         (505)           100
  Changes in assets and liabilities
     Inventories............................................       (670)       (4,206)        (5,515)
     Prepaid expenses.......................................       (607)        2,221         (1,559)
     Other assets...........................................      1,249           693           (671)
     Accounts payable.......................................     (1,039)        6,700         (2,577)
     Accrued liabilities....................................      1,116         4,035          2,192
     Income taxes payable...................................     (4,729)        1,487          3,567
     Other liabilities......................................      3,373         2,399          1,855
                                                               --------      --------      ---------
Net cash provided by operating activities...................     40,604        49,701         36,778
Cash flows from investing activities:
  Capital expenditures......................................    (21,720)      (49,761)       (54,444)
  Proceeds from sale of property and equipment..............        750           474            770
  Proceeds from sales/leasebacks............................         --        18,474             --
                                                               --------      --------      ---------
Net cash used in investing activities.......................    (20,970)      (30,813)       (53,674)
                                                               --------      --------      ---------
Cash flows from financing activities:
  Borrowings under long-term debt...........................     12,000        24,060        131,292
  Repayments of long-term debt..............................    (34,602)      (41,648)      (114,308)
  Proceeds from issuance of common stock, net...............        977            42             --
                                                               --------      --------      ---------
Net cash (used in) provided by financing activities.........    (21,625)      (17,546)        16,984
                                                               --------      --------      ---------
Increase (decrease) in cash and cash equivalents............     (1,991)        1,342             88
Beginning cash and cash equivalents.........................      4,521         3,179          3,091
                                                               --------      --------      ---------
Ending cash and cash equivalents............................   $  2,530      $  4,521      $   3,179
Supplemental disclosures of cash flow information:
  Cash paid for income taxes -- net of refunds..............   $    679      $  2,590      $   1,941
  Cash paid for interest, net of amounts capitalized........   $  7,353      $  7,261      $   8,363

          See accompanying notes to consolidated financial statements.

                             DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     IN THOUSANDS EXCEPT PER SHARE AMOUNTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Dave & Buster's, Inc. and all wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company's one industry segment is the ownership and operation of restaurant/entertainment complexes (a "Complex" or "Store") under the name "Dave & Buster's," which are principally located in the United States. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fiscal Year -- The Company's fiscal year ends on the Sunday after the Saturday closest to January 31. References to 2002, 2001 and 2000 are to the 52 weeks ended February 2, 2003 and February 3, 2002 and to the 53 weeks ended February 4, 2001, respectively.

     Inventories -- Food, beverage and merchandise, are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventories are capitalized at the store opening date and reviewed periodically for valuation. Static supplies inventories were $16,274 and $15,553 for 2002 and 2001, respectively.

     Preopening Costs -- All start-up and preopening costs are expensed as incurred.

     Property and Equipment -- Expenditures for new facilities and those that substantially increase the useful lives of the property, including interest during construction, are capitalized. Interest capitalized in 2002, 2001 and 2000 was $361, $892 and $1,555, respectively. Equipment purchases are capitalized at cost. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games, 5 years.

     Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our fixed assets are impaired. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair market value of those assets.

     Long-Lived Assets and Goodwill -- Prior to January 1, 2002, we reviewed all of our long-lived assets, including identifiable intangible assets, for impairment when changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If we determined that such indicators were present, we prepared an undiscounted future net cash flow projection for the asset. If our projection of undiscounted future net cash flows was in excess of the carrying value of the recorded asset, no impairment was recorded. If the carrying value of the asset exceeded the projected undiscounted net cash flows, an impairment was recorded. The amount of the impairment charge was determined by discounting the projected net cash flows.

     Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill was less than the undiscounted projected future cash flows, no impairment would be recognized. Upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002, we began to evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the unit of our business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow

                             DAVE & BUSTER'S, INC.

projections are based upon a number of assumptions, as discussed above. Other tangible assets will continue to be amortized over their useful lives.

     As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,100. This was recorded as a cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $.53 per diluted share for the year. The remaining intangible (trademark) is insignificant.

     Upon adoption of SFAS 142, we no longer amortize goodwill. Other intangible assets continue to be amortized over their useful lives. The following table reflects income from continuing operations and net income adjusted to exclude amortization expense (including related tax effects) recognized in the periods presented related to goodwill (in thousands):

                                                                    FISCAL YEAR ENDED
                                                         ---------------------------------------
                                                         FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                            2003          2002          2001
                                                         -----------   -----------   -----------
Reported income before cumulative effect of a change in
  an accounting principle..............................    $ 5,348       $7,578        $12,245
Goodwill amortization, net of income taxes.............         --          223            222
                                                           -------       ------        -------
Adjusted income before cumulative effect of a change in
  an accounting principle..............................    $ 5,348       $7,801        $12,467
                                                           -------       ------        -------
Reported net income (loss).............................    $(1,748)      $7,578        $12,245
Goodwill amortization, net of income taxes.............         --          223            222
                                                           -------       ------        -------
Adjusted net income (loss).............................    $(1,748)      $7,801        $12,467
                                                           -------       ------        -------
EARNINGS PER SHARE
Basic:
Reported income before cumulative effect of a change in
  an accounting principle..............................    $   .41       $  .58        $   .95
Goodwill amortization, net of income taxes.............         --          .02            .02
                                                           -------       ------        -------
Adjusted income before cumulative effect of a change in
  an accounting principle..............................    $   .41       $  .60        $   .97
                                                           -------       ------        -------
Reported net income (loss).............................    $  (.14)      $  .58        $   .95
Goodwill amortization, net of income taxes.............         --          .02            .02
                                                           -------       ------        -------
Adjusted net income (loss).............................    $  (.14)      $  .60        $   .97
                                                           -------       ------        -------
Diluted:
Reported income before cumulative effect of a change in
  an accounting principle..............................    $   .40       $  .58        $   .94
Goodwill amortization, net of income taxes.............         --          .02            .02
                                                           -------       ------        -------
Adjusted income before cumulative effect of a change in
  an accounting principle..............................    $   .40       $  .60        $   .96
                                                           -------       ------        -------
Reported net income (loss).............................    $  (.13)      $  .58        $   .94
Goodwill amortization, net of income taxes.............         --          .02            .02
                                                           -------       ------        -------
Adjusted net income (loss).............................    $  (.13)      $  .60        $   .96
                                                           -------       ------        -------

     Depreciation and Amortization -- Property and equipment, excluding most games, are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150%-

                             DAVE & BUSTER'S, INC.

double-declining-balance method over the estimated useful lives of the assets. Intangible assets are amortized on the straight-line method over estimated useful lives as follows: trademarks over statutory lives and lease rights over remaining lease terms.

     Income Taxes -- The Company uses the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

     Stock Option Plan -- We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At February 2, 2003, we had two stock-based compensation plans covering employees and directors. These plans are described more fully in Note 7.

     Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 in fiscal 2002, 2001 and 2000 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Net income (loss), as reported......................    $(1,748)      $ 7,578       $12,245
Pro forma stock compensation expense recorded under
  the fair value method, net of income taxes........     (1,509)       (1,647)       (2,227)

Pro forma net income (loss).........................    $(3,257)      $ 5,931       $10,018

Basic earnings (loss) per common share, as
  reported..........................................    $ (0.14)      $  0.58       $  0.95
Diluted earnings (loss) per common share, as
  reported..........................................    $ (0.13)      $  0.58       $  0.94
Pro forma basic earnings (loss) per common share....    $ (0.25)      $  0.46       $  0.77
Pro forma diluted earnings (loss) per common
  share.............................................    $ (0.24)      $  0.46       $  0.77

     Inputs used for the fair value method for our employee stock options are as follows:

                                                                  FISCAL YEAR ENDED
                                                       ---------------------------------------
                                                       FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                          2003          2002          2001
                                                       -----------   -----------   -----------
Volatility...........................................     0.62          0.65          0.74
Weighted-average expected lives......................     5.00          3.20          2.70
Weighted-average risk-free interest rates............     3.89%         4.59%         6.30%
Weighted-average fair value of options granted.......     3.74          3.28          3.96

     Revenue Recognition -- Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the Complex. The license agreements provide for continuing royalty fees based on a percentage of gross revenues and are recognized when assured.

     Advertising Costs -- Advertising costs are recorded as expense in the period in which the costs are incurred or the first time the advertising takes place. These expenses are 3.7%, 3.7% and 3.3% of revenue for 2002, 2001 and 2000, respectively.

                             DAVE & BUSTER'S, INC.

     Treasury Stock -- During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 1,000 shares of the Company's common stock. Pursuant to the plan, as of February 2, 2003, the Company is authorized to purchase an additional 825 shares.

NOTE 2:  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2003          2002
                                                              -----------   -----------
Land........................................................   $   6,706     $   6,706
Buildings...................................................      44,824        34,232
Leasehold and building improvements.........................     148,332       143,114
Games.......................................................      80,207        79,673
Furniture, fixtures and equipment...........................      97,635        92,033
Construction in progress....................................       1,458         3,711
                                                               ---------     ---------
  Total cost................................................     379,162       359,469
Accumulated depreciation....................................    (129,711)     (101,167)
                                                               ---------     ---------
                                                               $ 249,451     $ 258,302

NOTE 3:  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2003          2002
                                                              -----------   -----------
Payroll.....................................................    $ 2,545       $ 2,393
Sales and use tax...........................................      1,374         1,387
Real estate tax.............................................      2,551         2,620
Other.......................................................      5,731         4,685
                                                                -------       -------
  Total accrued liabilities.................................    $12,201       $11,085

NOTE 4:  LONG-TERM DEBT

     In 2000, the Company secured a $110,000 senior secured revolving credit and term loan facility. The senior secured revolving credit and term loan facility as amended provides for the proceeds from sale/leaseback transactions to be applied to both the revolving credit and term loans. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through the maturity date and is secured by all assets of the company. At February 2, 2003 long-term debt payments under the debt agreement are $8,300 in 2003; $11,400 in 2004; $18,351 in 2005; $19,200 in 2006; $10,543 in 2007 and none thereafter.

     Borrowing under the facility bears interest at a floating rate based on LIBOR (1.35% at February 2, 2003) or, at the Company's option, the bank's prime rate (4.25% at February 2, 2003) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio, minimum fixed charge coverage and maximum level of capital expenditures. At February 2, 2003,

                             DAVE & BUSTER'S, INC.

$16,995 was available under this facility. The fair value of the Company's long-term debt approximates its carrying value.

     The Company has entered into an agreement that expires in 2007, to change a portion of its variable rate debt to fixed-rate debt. Notional amounts aggregating $47,513 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $1,803 to interest expense was incurred in 2002 under the agreement.

NOTE 5:  INCOME TAXES

     The provision for income taxes is as follows (in thousands):

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Current expense (benefit)
  Federal...........................................    $(3,876)      $3,149        $5,077
  State and local...................................        235          504           750
Deferred tax expense................................      6,396          646         1,182
                                                        -------       ------        ------
  Total provision for income taxes..................    $ 2,755       $4,299        $7,009

     As a result of the 2001 tax act, the Company amended its 2001 tax return, which resulted in a tax refund of approximately $2,900. The changes have been reflected in the current year.

     Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows (in thousands):

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Accelerated depreciation............................   $ 15,482       $11,399       $ 9,474
Static inventory (Smallwares).......................      3,313            --            --
Preopening costs....................................     (3,298)       (1,378)           --
Prepaid expenses....................................         18           152           129
Capitalized interest costs..........................      1,750         1,740         1,281
                                                       --------       -------       -------
  Total deferred tax liabilities....................     17,265        11,913        10,884
Worker's compensation...............................        484           281           304
Leasing transactions................................      1,365         2,288         1,500
Other...............................................       (451)          (19)          184
                                                       --------       -------       -------
  Total deferred tax assets.........................      1,398         2,550         1,988
                                                       --------       -------       -------
Net deferred tax liability..........................   $(15,867)      $(9,363)      $(8,896)

                             DAVE & BUSTER'S, INC.

     Reconciliation of federal statutory rates to effective income tax rates:

                                                                FISCAL YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Federal corporate statutory rate....................      35.0%        35.0%         35.0%
State and local income taxes, net of federal income
  tax benefit.......................................       6.7%         3.1%          2.2%
Goodwill amortization and other nondeductible
  expenses..........................................       6.0%         1.0%          2.1%
FICA tip credits....................................     (15.7)%       (4.3)%        (2.0)%
Effect of change in deferred tax rate...............        --           --          (1.9)%
Other...............................................       2.0%         1.4%          1.0%
                                                         -----         ----          ----
Effective tax rate..................................      34.0%        36.2%         36.4%

NOTE 6:  LEASES

     The Company leases certain properties and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. Most leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Some leases have provisions for additional percentage rentals based on revenues, which we classify as contingent rentals. For 2002, 2001 and 2000, rent expense for operating leases was $23,828, $19,469 and $14,295, respectively including contingent rentals of $624, $1,448 and $1,210, respectively. At February 2, 2003, future minimum lease payments required under operating leases (including the sale/leaseback transactions described below) are $25,776 in 2003; $24,825 in 2004; $23,589 in 2005; $23,164 in 2006; $22,554 in
2007 and $287,749 thereafter.

     During the year ended February 3, 2002, the Company completed the sale/leaseback of two stores (Atlanta and Houston) and the corporate headquarters in Dallas. Cash proceeds of $18,474 were received along with $5,150 in twenty year interest bearing notes receivable at 7-7.5%. The locations were sold to non-affiliated entities. Upon execution of the sale/leaseback transactions for Atlanta and Houston, property costs of $27,360 and accumulated depreciation of $3,832 were removed from the Company's books resulting in a loss of $272 which was recognized in 2001 and a gain of $713 on one facility being amortized over the term of the operating lease.

     Future operating lease obligations under the sale/leaseback agreements are as follows: $3,962 in 2003, $4,002 in 2004, $4,051 in 2005, $4,184 in 2006,
$4,225 in 2007 and $62,860 thereafter. Future minimum note payments and interest income associated with the sale/leasebacks at San Diego, Houston and Atlanta are as follows: $652 in 2003, $652 in 2004, $652 in 2005, $652 in 2006, $652 in 2007
and $8,935 thereafter.

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

     In 1996, the Company adopted a stock option plan for outside directors (the "Directors' Plan"), covering a total of 150 shares of common stock. The options granted under the Directors' Plan vest ratably over a three

                             DAVE & BUSTER'S, INC.

year period. In 2001, the Company increased the shares of common stock subject to the Directors' Plan from 150 shares to 190 shares.

     In 2000, the Company amended and restated the Dave & Buster's, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. These restricted stock awards will fully vest at the end of the vesting period or the attainment of one or more performance targets established by the Company. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends. The Company issued in 2001 and 2000, 63.5 and 267 shares of restricted stock at a market value of $6.45-$7.90 and $6.75, respectively, which vest at the earlier of attaining certain performance targets or seven years. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the unearned compensation was $226, $139 and $243 in 2002, 2001 and 2000, respectively.

     A summary of the Company's stock option activity and related information is as follows (in thousands except share data):

                                                             FISCAL YEAR ENDED
                                   ---------------------------------------------------------------------
                                             FEBRUARY 2,             FEBRUARY 3,             FEBRUARY 4,
                                                2003                    2002                    2001
                                             -----------             -----------             -----------
                                              WEIGHTED-               WEIGHTED-               WEIGHTED-
                                               AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   -------   -----------   -------   -----------   -------   -----------
Outstanding -- beginning of
  year...........................   2,925      $11.56       1,932      $14.78       1,666      $17.24
Granted..........................     112        8.62       1,233        6.82         674        7.49
Exercised........................    (121)       7.20          (6)       6.80          --          --
Forfeited........................    (278)      12.76        (234)      13.16        (408)      12.77
Outstanding -- end of year.......   2,638       11.51       2,925       11.56       1,932       14.78
Exercisable -- end of year.......   1,484       13.90       1,178       15.26         642       17.37
Weighted-average fair value of
  options granted during the
  year...........................              $ 3.74                  $ 3.28                  $ 3.96

     As of February 2, 2003, exercise prices for 2,638 options ranged from $6.10 to $8.38 for 1,429 options and $8.39 to $25.32 for 1,209 options. The weighted-average remaining contractual life of the options is 6.8 years.

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

                             DAVE & BUSTER'S, INC.

NOTE 8:  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except share data):

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 4,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Numerator -- Net income (loss)......................    $(1,748)      $ 7,578       $12,245
                                                        -------       -------       -------
Denominator:
  Denominator for basic net income per share --
  Weighted average shares...........................     12,997        12,956        12,953
Effect of dilutive securities -- employee stock
  options...........................................        407            60            33
                                                        -------       -------       -------
Denominator for diluted earnings per
  share -- adjusted Weighted average shares.........     13,404        13,016        12,986
Basic net income (loss) per share before cumulative
  effect of accounting change.......................    $  (.14)      $   .58       $   .95
Cumulative effect of a change in accounting
  principle.........................................       (.53)
Diluted net income (loss) per share.................    $  (.13)      $   .58       $   .94

     Options to purchase 992, 1,529 and 1,346 shares of common stock for 2002, 2001 and 2000, respectively, were not included in the computation of diluted net income per share because the options would have been antidilutive.

NOTE 9:  RELATED PARTY ACTIVITY

     Pursuant to a consulting agreement between the Company and Mr. Henrion, the Company pays consulting fees of $12.5 per month to Mr. Henrion, a director of the Company, for advisory services relating to international licensing activities, expansion and site selection, marketing analysis, improvement and enhancement of the Company's business and other similar activities. The consulting agreement expires in January 2005.

     On December 29, 2000, the Company entered into a sale/leaseback transaction with Cypress Equities, Inc. for its San Diego, California location, whereby the Company received $8,000 in exchange for committing to lease payments of approximately $22,300 over 20 years with options for renewal. A director of the Company is the managing member of Cypress Equities, Inc. Lease payments to Cypress Equities, Inc. in 2002, 2001 and 2000 were $1,000, $1,000 and $83, respectively.

     As of February 2, 2003 and February 3, 2002 the balance due Cypress Equities, Inc. was $20,235 and $21,235, respectively.

     In addition, the Company from time to time has engaged Cypress Equities, Inc. to provide brokerage services in connection with the sale and leaseback of other properties owned by the Company. The amount of broker's commissions paid to Cypress Equities for such services in fiscal 2001 was $332.

     Hallett & Perrin, P.C. provides legal services to the Company from time to time. Mr. Hallett, a shareholder of Hallett & Perrin, is a director of the Company. Total fees paid by the Company to Hallett & Perrin in fiscal 2002 were $158.

     As of February 2, 2003, an officer owed the Company $100, under the terms of a personal loan, which is non-interest bearing and payable on demand. The loan was paid down to $50 in March of 2003.

                             DAVE & BUSTER'S, INC.

NOTE 10:  EMPLOYEE BENEFIT PLAN

     The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 15% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.

NOTE 11:  CONTINGENCIES

     The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

NOTE 12:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  FISCAL YEAR 2002 -- ENDED FEBRUARY 2, 2003
                                                 ---------------------------------------------
                                                   FIRST      SECOND       THIRD      FOURTH
                                                 ---------   ---------   ---------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................   $97,242     $92,150     $84,550     $99,810
Income (loss) before provision for income taxes
  and cumulative effect of a change in an
  accounting principle(2)......................     4,592       1,451      (2,759)      4,820
Income (loss) before cumulative effect of a
  change in an accounting principle............     2,916         921      (1,670)      3,181
Cumulative effect of a change in an accounting
  principle....................................     7,096          --          --          --
Net income (loss)(1)...........................    (4,180)        921      (1,670)      3,181
Basic income (loss) per share before cumulative
  effect of a change in an accounting
  principle....................................   $   .22     $   .07     $  (.13)    $   .25
Basic net (loss) from cumulative effect of a
  change in an accounting principle............   $  (.55)         --          --          --
Basic net income (loss)........................   $  (.32)    $   .07     $  (.13)    $   .25
Basic weighted average shares outstanding......    12,971      12,986      13,003      13,029
Diluted income (loss) per share before
  cumulative effect of a change in an
  accounting principle.........................   $   .22     $   .07     $  (.13)    $   .24
Diluted net (loss) from cumulative effect of a
  change in an accounting principle............   $  (.53)         --          --          --
Diluted net income (loss)......................   $  (.31)    $   .07     $  (.13)    $   .24
Diluted weighted average shares outstanding....    13,307      13,435      13,460      13,219

                             DAVE & BUSTER'S, INC.

                                                FISCAL YEAR 2001 -- ENDED FEBRUARY 3, 2002
                                                ------------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH
                                                --------   --------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................................  $88,210    $83,622    $81,371    $104,806
Income (loss) before provision for income
  taxes.......................................    4,834      2,675     (2,936)      7,304
Net income (loss).............................    3,084      1,707     (1,873)      4,660
Basic net income (loss) per share.............  $   .24    $   .13    $  (.14)   $    .36
Basic weighted average shares outstanding.....   12,953     12,954     12,956      12,957
Diluted net income per share..................  $   .24    $   .13    $  (.14)   $    .36
Diluted weighted average shares outstanding...   13,068     13,028     12,956      12,992

---------------

(1) In the first quarter, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a one-time charge of $7,100 representing the cumulative effect of a change in accounting principle.

(2) In the second quarter, as part of general and administrative expenses, the Company incurred $1,200 of transaction costs related to a proposed merger agreement with D&B Holdings and D&B Acquisition Sub.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Dave & Buster's, Inc.

     We have audited the accompanying consolidated balance sheets of Dave & Buster's, Inc. as of February 2, 2003 and February 3, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 2, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster's, Inc. at February 2, 2003 and February 3, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 25, 2003

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.2      Amended and restated Bylaws of the Company
10.1.4    Amendment No. 4 to Revolving Credit and Term Loan Agreement
          by and among the Company and its subsidiaries, Fleet
          National Bank (as agent) and the financial institutions
          named therein.
21.1      Subsidiaries of the Company.
23        Independent Auditors' Consent.
24        Power of Attorney (included on the Signature page of this
          report).
99.1      Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
99.2      Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.