Form 10-Q
period 2003-05-04
DAVE & BUSTERS INC
filed 2003-06-11
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

  X      QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    FOR THE QUARTER ENDED MAY 4, 2003.

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         The number of shares of the Issuer's common stock, $.01 par value, outstanding as of June 5, 2003 was 13,385,115 shares.

                              DAVE & BUSTER'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----

PART I                      FINANCIAL INFORMATION

Item 1                      Financial Statements ............................................................      3

Item 2                      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............................................     11

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.......................     15

Item 4                      Controls and Procedures..........................................................     15


PART II                     OTHER INFORMATION

Item 1                      Legal Proceedings................................................................     16

Item 6                      Exhibits and Reports on Form 8-K.................................................     16


SIGNATURES                  .................................................................................     17

CERTIFICATIONS              .................................................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       13 WEEKS ENDED
                                                   MAY 4,            MAY 5,
                                                    2003              2002
                                                ------------      ------------

Food and beverage revenues                      $     47,664      $     48,743
Amusements and other revenues                         43,923            48,499
                                                ------------      ------------
    Total revenues                                    91,587            97,242

Cost of revenues                                      16,671            18,116
Operating payroll and benefits                        26,799            30,765
Other store operating expenses                        28,192            27,943
General and administrative expenses                    5,939             6,111
Depreciation and amortization expense                  7,307             7,555
Preopening costs                                          --               152
                                                ------------      ------------
    Total costs and expenses                          84,908            90,642

Operating income                                       6,679             6,600
Interest expense, net                                  2,060             2,008
                                                ------------      ------------

Income before provision for income taxes               4,619             4,592
Provision for income taxes                             1,570             1,676
                                                ------------      ------------

Income before cumulative effect of a
    change in an accounting principle                  3,049             2,916

Cumulative effect of a change in an
    accounting principle                                  --            (7,096)
                                                ------------      ------------

Net income (loss)                               $      3,049      $     (4,180)
                                                ============      ============

Net income (loss) per share - basic
     Before cumulative effect of a change
        in an accounting principle              $       0.23      $       0.22
     Cumulative effect of a change in an
        accounting principle                              --             (0.55)
                                                ------------      ------------
                                                $       0.23      $      (0.33)
                                                ============      ============
Net income (loss) per share - diluted
     Before cumulative effect of a change
        in an accounting principle              $       0.23      $       0.22
     Cumulative effect of a change in an
        accounting principle                              --             (0.53)
                                                ------------      ------------
                                                $       0.23      $      (0.31)
                                                ============      ============

Basic weighted average shares outstanding             13,090            12,971
Diluted weighted average shares outstanding           13,283            13,307



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              ASSETS

                                                                     May 4,          February 2,
                                                                      2003              2003
                                                                  ------------      ------------
Current assets:
    Cash                                                          $      2,934      $      2,530
    Inventories                                                         26,313            26,634
    Prepaid expense                                                      4,021             2,049
    Other current assets                                                 1,823             2,136
                                                                  ------------      ------------
         Total current assets                                           35,091            33,349
Property and equipment, net                                            249,324           249,451
Other assets                                                             8,170             8,412
                                                                  ------------      ------------
             Total assets                                         $    292,585      $    291,212
                                                                  ============      ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                       $      8,300      $      8,300
     Accounts payable                                                   14,167            14,952
     Accrued liabilities                                                13,109            12,201
     Income tax payable                                                  2,008               325
     Deferred income taxes                                               1,793             1,802
                                                                  ------------      ------------
         Total current liabilities                                      39,377            37,580

Deferred income taxes                                                   14,065            14,065
Other liabilities                                                       10,922            10,471
Long-term debt, less current installments                               55,369            59,494
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                     --                --
    Common stock, $0.01 par value, 50,000,000 authorized
      13,098,285 and 13,080,117 shares issued and outstanding
      as of May 4, 2003 and February 2, 2003, respectively                 132               132
    Paid-in-capital                                                    116,813           116,678
    Restricted stock awards                                                674               608
    Retained earnings                                                   57,079            54,030
                                                                  ------------      ------------
                                                                       174,698           171,448
    Less treasury stock, at cost (175,000 shares)                       (1,846)           (1,846)
                                                                  ------------      ------------
         Total stockholders' equity                                    172,852           169,602
                                                                  ------------      ------------
             Total liabilities and stockholders' equity           $    292,585      $    291,212
                                                                  ============      ============



See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                      Common Stock
                               --------------------------    Paid-in      Restricted     Retained     Treasury
                                  Shares        Amount       Capital     Stock Awards    Earnings       Stock          Total
                               ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, February 2, 2003            13,080  $        132  $    116,678  $        608  $     54,030  $     (1,846)  $    169,602

Proceeds from exercising
      stock options                      18            --           126            --            --            --            126

Tax benefit related to stock
      option exercises                   --            --             9            --            --            --              9

Amortization of
      restricted stock awards            --            --            --            66            --            --             66

Net income                               --            --            --            --         3,049            --          3,049
                               ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance May 4, 2003                  13,098  $        132  $    116,813  $        674  $     57,079  $     (1,846)  $    172,852
                               ============  ============  ============  ============  ============  ============   ============







See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       13 Weeks Ended          13 Weeks Ended
                                                                         May 4, 2003             May 5, 2002
                                                                      ----------------        ----------------

Cash flows from operating activities
     Income before cumulative change in an accounting principle       $          3,049        $          2,916
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                         7,307                   7,555
           Provision for deferred income taxes                                      (9)                    (15)
           Restricted stock awards                                                  66                      --
           Gain (loss) on sale of assets                                           160                     (87)
           Changes in assets and liabilities
               Inventories                                                         321                     (94)
               Prepaid expenses                                                 (1,972)                 (2,134)
               Other current assets                                                313                    (236)
               Other assets                                                        239                     432
               Accounts payable                                                   (785)                 (1,910)
               Accrued liabilities                                                 908                    (494)
               Income taxes payable                                              1,683                  (2,074)
               Other liabilities                                                   451                     570
                                                                      ----------------        ----------------

Net cash provided by operating activities                                       11,731                   4,429

Cash flows from investing activities
           Capital expenditures                                                 (7,424)                 (5,545)
           Proceeds from sale of property and equipment                             87                     252
                                                                      ----------------        ----------------

Net cash used in investing activities                                           (7,337)                 (5,293)

Cash flows from financing activities
           Borrowing under long-term debt                                        1,750                   6,852
           Repayments under long-term debt                                      (5,875)                 (9,079)
           Proceeds from issuance of common stock                                  135                     194
                                                                      ----------------        ----------------

Net cash used by financing activities                                           (3,990)                 (2,033)
                                                                      ----------------        ----------------

Cash provided (used)                                                               404                  (2,897)
Beginning cash and cash equivalents                                              2,530                   4,521
                                                                      ----------------        ----------------

Ending cash and cash equivalents                                      $          2,934        $          1,624
                                                                      ================        ================

Supplemental disclosures of cash flow information:
     Cash paid (received) for income taxes - net of refunds           $           (113)       $          3,749
     Cash paid for interest, net of amounts capitalized               $          1,659        $            818





See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   MAY 4, 2003


                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Dave and Buster's, a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes under the name "Dave and Buster's" which are located in the United States.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Dave & Buster's, Inc. and wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES

Inventories, which consist of food, beverage and merchandise, are reported at the lower of cost or market determined on a first-in, first-out method. Static supplies inventory is capitalized at each store opening date and reviewed periodically for valuation.

CUMULATIVE EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE

Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater that its implied fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life.

As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,100 for the first quarter ended May 5, 2002. This was recorded as a cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $0.53 per diluted share for the first quarter ended May 5, 2002. The remaining intangible asset (trademark) is insignificant and continues to be amortized over its useful life.

STOCK BASED COMPENSATION

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At May 4, 2003, we had two stock-based compensation plans covering employees and directors.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 for the first quarters ended May 4, 2003 and May 5, 2002 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

                                                                     13 Weeks ended
                                                                 May 4,              May 5,
                                                                  2003                2002
                                                              ------------        ------------

Net income (loss), as reported                                $      3,049        $     (4,180)
Pro forma stock compensation expense recorded under the
     fair value method, net of income taxes                           (236)               (440)
                                                              ------------        ------------

Pro forma net income (loss)                                   $      2,813        $     (4,620)
                                                              ============        ============

Basic earnings (loss) per common share, as reported           $       0.23        $      (0.33)
Diluted earnings (loss) per common share, as reported         $       0.23        $      (0.31)
Pro forma basic earnings (loss) per common share              $       0.22        $      (0.36)
Pro forma diluted earnings (loss) per common share            $       0.21        $      (0.35)


NOTE 3: LONG-TERM DEBT

At May 4, 2003, long-term debt consisted of the following:

Long-term debt                  $     63,669
Less current installments             (8,300)
                                ------------
                                $     55,369
                                ============

In 2000, the Company secured a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through the maturity date and is secured by all assets of the company.

Borrowing under the facility bears interest at a floating rate based on LIBOR (1.3% at May 4, 2003) or, at the Company's option, the bank's prime rate (4.25% at May 4, 2003) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio and minimum fixed charge coverage. At May 4, 2003, $19,745 was available under this facility. The fair value of the Company's long-term debt approximates its carrying value.

The Company has entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $46,265 are fixed at 5.44%. The Company is exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $456 to interest expense was incurred in the first quarter of 2003 under the agreement.


NOTE 4: CONTINGENCIES

EBS Litigation

In March 2000, a class of former shareholders of Edison Brothers Stores, Inc. brought a third party action against us and certain of our directors in Federal district court in Delaware. The third-party plaintiff class consists of former shareholders of EBS who received stock in our company following its spin-off from EBS in 1995. Within five months after the spin-off, EBS filed for protection under the bankruptcy laws. The bankruptcy trustee of EBS (through an entity named EBS Litigation LLC) is pursuing fraudulent conveyance claims on behalf of unsecured creditors of EBS against a defendant class of former shareholders arising out of the spin-off distribution of our stock. The former shareholders' third party action against us alleges that, if it is determined that the distribution of our stock to the former shareholders rendered EBS insolvent and was therefore a fraudulent conveyance, then we and certain of our directors (who were our directors at the time of the spin-off) aided and abetted the fraud and are liable for contribution and/or indemnification. We dispute the former shareholders' third party allegations against us and our directors and are vigorously defending this litigation.

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


NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

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

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                     Fiscal Year Ended
                                                                  May 4,              May 5,
                                                                   2003                2002
                                                               ------------        ------------
Revenues:
      Food and beverage                                                52.0%               50.1%
      Amusements and other                                             48.0                49.9
                                                               ------------        ------------
Total revenues                                                        100.0               100.0

Costs and expenses:
      Cost of revenues                                                 18.2                18.6
Operating payroll and benefits                                         29.3                31.6
      Other store operating                                            30.8                28.7
      General and administrative                                        6.5                 6.3
      Depreciation and amortization                                     8.0                 7.8
      Preopening costs                                                  0.0                 0.2
                                                               ------------        ------------
Total costs and expenses                                               92.7                93.2

Operating income                                                        7.3                 6.8
Interest expense                                                        2.3                 2.1

Income before provision for income taxes                                5.0                 4.7
Provision for income taxes                                              1.7                 1.7

Income before cumulative effect of a change in an
      accounting principle                                              3.3                 3.0

Cumulative effect of a change in an accounting principle                 --                 7.3
                                                               ------------        ------------

Net income (loss)                                                       3.3%               (4.3)%


RESULTS OF OPERATIONS - 13 WEEKS ENDED MAY 4, 2003 COMPARED TO 13 WEEKS ENDED MAY 5, 2002

Total revenues decreased $5,655 or 5.8% to $91,587 for the first quarter ended May 4, 2003 from $97,242 for the first quarter ended May 5, 2002. The new store opened in fiscal year 2002 contributed $2,451 in revenues, while comparable store revenues were down $6,399, or 7.5%, and other non-comparable store revenues were down $1,990, or 17.8%. The decrease in comparable store revenues is primarily attributed to a continued weak economic environment, the war in Iraq and severe winter weather conditions in some of our markets. Total revenues from licensing agreements were $158.

Cost of revenues decreased to $16,671 for the first quarter ended May 4, 2003 from $18,116 for the first quarter ended May 5, 2002, a decrease of $1,445, or 8.0%. As a percentage of revenues, cost of revenues were down to 18.2% for the quarter ended May 4, 2003 versus 18.6% for comparable period in prior year. The reduction in cost of revenues is attributed to decreases in amusement and food costs, offset by an increase in beverage costs.

Operating payroll and benefits decreased to $26,799 for the first quarter ended May 4, 2003 from $30,765 for the first quarter ended May 5, 2002, a decrease of $3,966, or 12.9%. As a percentage of revenues, operating payroll and benefits were 29.3% for the quarter ended May 4, 2003, down from 31.6% for the comparable period in prior year. The Company adjusted its staffing levels in response to the current economic environment and eliminated certain store hourly and management positions late in fiscal year 2002. In addition, the Company redesigned some of its benefits programs to reduce the overall cost of the plans while remaining competitive in meeting the needs of its employees.

Other store operating expenses increased to $28,192 for the first quarter ended May 4, 2003 from $27,943 for the first quarter ended May 5, 2002, an increase of $249, or 0.9%. During the quarter, the increase in absolute dollars over prior year is attributed to opening one new store during fiscal year 2002 offset by reductions in marketing expense and cleaning and janitorial costs. As a percentage of revenues, other store operating expense is up to 30.8% for the quarter ended May 4, 2003 as compared to 28.7% for prior year. The increase is primarily attributed to the decline in comparable store sales.

General and administrative expenses decreased to $5,939 for the first quarter ended May 4, 2003 from $6,111 for the first quarter ended May 5, 2002, a decrease of $172, or 2.8%. The increase in absolute dollars in the first quarter of 2003 can be attributed to professional services relating to our cost efficiency studies offset by lower salaries and benefits. The decline in comparable store sales is the predominate factor in the increase in general and administrative expense as a percentage of sales. If comparable store sales had remained flat to prior year, general and administrative expense for the first quarter of fiscal 2003, as a percentage of sales would have declined to 6.1% as compared to 6.3% in prior year.

Depreciation and amortization decreased to $7,307 for the first quarter ended May 4, 2003 from $7,555 for the first quarter ended May 5, 2002, a decrease of $248, or 3.3%. As a percentage of revenues, depreciation and amortization increased to 8.0% for the quarter ended May 4, 2003 as compared to 7.8% for the same period in the prior year, again as a result of the decline in comparable store sales.

There were no preopening costs in the first quarter of fiscal 2003 compared to $152 for the first quarter ended May 5, 2002. There were no stores opened in the first quarter of fiscal 2003.

Interest expense remained relatively flat at $2,060 for the first quarter ended May 4, 2003 from $2,008 for the first quarter ended May 5, 2002, an increase of $52, or 2.6%. The change is due to an increase in bank fees, offset by a decrease in interest expense associated with lower outstanding debt.

The effective tax rate for the first quarter ended May 4, 2003 remained at 34% as compared to the same period in prior year.

Liquidity and Capital Resources

Cash flows from operations was $11,731 for the first quarter ended May 4, 2003 compared to $4,429 for the first quarter ended May 5, 2002, an increase of $7,302. This was due to changes in components of working capital.

Cash used in investing activities was $7,337 for the first quarter ended May 4, 2003 compared to $5,293 for the first quarter ended May 5, 2002. The increase of $2,044 was principally the result of remodeling and maintenance capital expenditures (which include the costs for new games in the amusement portion of the business).

Financing activities resulted in a use of cash of $3,990 compared to $2,033 for the quarter ended May 5, 2002. This increased use of cash was directly attributed to a net repayment of long-term debt during the quarter.

We have a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term loans. The facility agreement calls for quarterly payments of principal on the term loans through maturity. Borrowings under the facility bear interest at a floating rate based on LIBOR (1.30% at May 4, 2003) or, at our option, the bank's prime rate (4.25% at May 4, 2003) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of Dave & Buster's. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio and minimum fixed charge coverage. The Company believes it will be in compliance with all of its financial and other debt covenants during the fiscal year ending February 1, 2004. At May 4, 2003, $19,475 was available under this facility.

We have entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $46,265 at May 4, 2003 are fixed at 5.44%. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $456 was incurred in the first quarter of 2003.

The market risks associated with the agreements are mitigated because increased interest payments under the agreement resulting from reductions in LIBOR are effectively offset by a reduction in interest expense under the debt obligation.

The credit facility, as amended, restricts us from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without the unanimous consent of the bank group. Therefore, since we do not plan to open any new complexes in the current year, we will continue to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over the long term.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Depreciable lives - expenditures for new facilities and those that substantially increase the useful lives of the property, including interest during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions. The depreciable lives are as follows:

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

         Goodwill - Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,100 for the first quarter ended May 5, 2002. This was recorded as a cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $0.53 per diluted share for the first quarter ended May 5, 2002. The remaining intangible asset (trademark) is insignificant and continues to be amortized over its useful life.

         Debt Covenants - The Company's credit facility requires compliance with certain financial covenants including a minimum consolidated tangible net worth level, maximum leverage ratio and minimum fixed charge coverage. The Company believes the results of operations for the fiscal year ending February 1, 2004 and thereafter would enable the Company to remain in compliance with the existing covenants absent any material negative event affecting the U.S. economy as a whole. However, the Company's expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders' actions are not controllable by the Company. If the projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on its reported financial position and results of operations.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Certain information contained in this 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, projections, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitations, by the use of forward looking terminology such as "may," "will," "anticipates," "expects," "projects," "believes," "intends," "should," or comparable terms or the negative thereof. All forward-looking statements included in this press release are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to open new high-volume restaurant/entertainment complexes; our ability to raise and access sufficient capital in the future; changes in consumer preferences, general economic conditions or consumer discretionary spending; the outbreak or continuation of war or other hostilities involving the United States; potential fluctuation in our quarterly operating result due to seasonality and other factors; the continued service of key management personnel; our ability to attract, motivate and retain qualified personnel; the impact of federal, state or local government regulations relating to our personnel or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in our industry; additional costs associated with compliance with the Sarbanes-Oxley Act and related regulations and requirements; and other risk factors described from time to time in our reports filed with the SEC.


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


ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, W.C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was conducted during the week ended May 23, 2003. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report.

Since May 23, 2003 there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any of the legal proceedings reported in our Annual Report on Form 10-K for the year ended February 2, 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

                  We filed the following reports on Form 8-K during the quarter ended May 4, 2003:

                  1. Form 8-K filed on March 10, 2003 to report the formation of a Nominating and Corporate Governance committee of the Board and appointment of a Lead Director.

                  2. Form 8-K filed on March 24, 2003 to report the setting of a date and record date for the annual meeting of shareholders.

                  3. Form 8-K filed on April 10, 2003 to report the results of the fourth quarter and fiscal year ended February 2, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DAVE & BUSTER'S, INC.


Date:    June 10, 2003                        by  /s/ JAMES W. CORLEY
                                                  -----------------------------
                                                  James W. Corley
                                                  Chief Executive Officer


Date:    June 10, 2003                        by  /s/ W. C. HAMMETT, JR.
                                                  -----------------------------
                                                  W. C. Hammett, Jr.
                                                  Senior Vice President,
                                                  Chief Financial Officer

                                 CERTIFICATIONS


I, James W. Corley, Chief Executive Officer of Dave & Buster's Inc., certify that:

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


                                                  /s/ JAMES W. CORLEY
                                                  ----------------------------
                                                  James W. Corley
                                                  Chief Executive Officer


Date: June 10, 2003

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



                                                     /s/ W. C. HAMMETT, JR.
                                                     --------------------------
                                                     W. C. Hammett, Jr.
                                                     Chief Financial Officer

Date: June 10, 2003

                                INDEX OF EXHIBITS


       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------

         99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.