Form 10-Q
period 2003-08-03
DAVE & BUSTERS INC
filed 2003-09-12
CIK 943823

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    FOR THE QUARTER ENDED AUGUST 3, 2003.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________


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

     The number of shares of the Issuer's common stock, $.01 par value, outstanding as of September 8, 2003 was 13,412,118 shares.

                              DAVE & BUSTER'S, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I FINANCIAL INFORMATION

Item 1      Financial Statements ............................................................      3

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................................     12

Item 3      Quantitative and Qualitative Disclosures About Market Risk.......................     18

Item 4      Controls and Procedures..........................................................     18


PART II     OTHER INFORMATION

Item 1      Legal Proceedings................................................................     18

Item 4      Submission of Matters to a Vote of Security Holders..............................     20

Item 6      Exhibits and Reports on Form 8-K.................................................     20


SIGNATURES  .................................................................................     22

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                              DAVE & BUSTER'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     13 WEEKS ENDED               26 WEEKS ENDED
                                                -----------------------     ------------------------
                                                August 3,     August 4,     August 3,      August 4
                                                  2003          2002           2003           2002
                                                ---------     ---------     ---------      ---------
Food and beverage revenues                      $  45,613     $  46,156     $  93,277      $  94,899
Amusements and other revenues                      42,696        45,994        86,619         94,493
                                                ---------     ---------     ---------      ---------
   Total revenues                                  88,309        92,150       179,896        189,392

Cost of revenues                                   16,544        16,715        33,215         34,831
Operating payroll and benefits                     25,951        28,583        52,750         58,962
Other store operating expenses                     28,058        28,199        56,250         56,527
General and administrative expenses                 6,396         7,601        12,335         13,712
Depreciation and amortization expense               7,394         7,561        14,701         15,116
Preopening costs                                       --           248            --            401
                                                ---------     ---------     ---------      ---------
   Total costs and expenses                        84,343        88,907       169,251        179,549

Operating income                                    3,966         3,243        10,645          9,843
Interest expense, net                               1,748         1,792         3,808          3,801
                                                ---------     ---------     ---------      ---------

Income before provision for income taxes            2,218         1,451         6,837          6,042
Provision for income taxes                            754           530         2,324          2,205
                                                ---------     ---------     ---------      ---------

Income before cumulative effect of a
   change in an accounting principle                1,464           921         4,513          3,837

Cumulative effect of a change in an
   accounting principle                                --            --            --         (7,096)
                                                ---------     ---------     ---------      ---------

Net income (loss)                               $   1,464     $     921     $   4,513      $  (3,259)
                                                =========     =========     =========      =========

Net income (loss) per share - basic
   Before cumulative effect of a change
     in an accounting principle                 $    0.11     $    0.07     $    0.34      $    0.30
   Cumulative effect of a change in an
     accounting principle                              --            --            --          (0.55)
                                                ---------     ---------     ---------      ---------
                                                $    0.11     $    0.07     $    0.34      $   (0.25)
                                                =========     =========     =========      =========
Net income (loss) per share - diluted
   Before cumulative effect of a change
     in an accounting principle                 $    0.11     $    0.07     $    0.34      $    0.29
   Cumulative effect of a change in an
     accounting principle                              --            --            --          (0.53)
                                                ---------     ---------     ---------      ---------
                                                $    0.11     $    0.07     $    0.34      $   (0.24)
                                                =========     =========     =========      =========

Basic weighted average shares outstanding          13,116        12,986        13,103         12,978
Diluted weighted average shares outstanding        13,458        13,435        13,383         13,382


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS
                                                                    August 3, 2003   February 2, 2003
                                                                    --------------   ----------------
Current assets:
    Cash                                                              $   6,209         $   2,530
    Inventories                                                          25,598            26,634
    Prepaid expense                                                       2,193             2,049
    Other current assets                                                  2,165             2,136
                                                                      ---------         ---------
         Total current assets                                            36,165            33,349
Property and equipment, net                                             248,157           249,451
Other assets                                                              8,124             8,412
                                                                      ---------         ---------
                  Total assets                                        $ 292,446         $ 291,212
                                                                      =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                            $   9,075         $   8,300
    Accounts payable                                                     13,697            14,952
    Accrued liabilities                                                  12,891            12,201
    Income tax payable                                                    2,611               325
    Deferred income taxes                                                 1,750             1,802
                                                                      ---------         ---------
         Total current liabilities                                       40,024            37,580

Deferred income taxes                                                    14,065            14,065
Other liabilities                                                        11,403            10,471
Long-term debt, less current installments                                52,269            59,494
Commitments and contingencies
Stockholders' equity:
    Preferred stock, 10,000,000 authorized; none issued                      --                --
    Common stock, $0.01 par value, 50,000,000 authorized
       13,133,618 and 13,080,117 shares issued and outstanding
       as of August 3, 2003 and February 2, 2003, respectively              133               132
     Paid-in-capital                                                    117,098           116,678
    Restricted stock awards                                                 757               608
    Retained earnings                                                    58,543            54,030
                                                                      ---------         ---------
                                                                        176,531           171,448
Less: treasury stock, at cost (175,000 shares)                           (1,846)           (1,846)
                                                                      ---------         ---------
         Total stockholders' equity                                     174,685           169,602
                                                                      ---------         ---------
                  Total liabilities and stockholders' equity          $ 292,446         $ 291,212
                                                                      =========         =========


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                          Common Stock
                                       ------------------     Paid-in      Restricted    Retained     Treasury
                                       Shares      Amount     Capital     Stock Awards   Earnings       Stock          Total
                                       ------      ------     --------    ------------   --------     --------        --------
Balance, February 2, 2003              13,080       $132       $116,678       $608       $54,030       $(1,846)       $169,602

Proceeds from exercises of
      stock options                        53          1            368         --            --            --             369

Tax benefit related to exercises
      of stock options                     --         --             52         --            --            --              52

Amortization of
      restricted stock awards              --         --             --        149            --            --             149

Net income                                 --         --             --         --         4,513            --           4,513
                                       ------       ----       --------       ----       -------       -------        --------
Balance August 3, 2003                 13,133       $133       $117,098       $757       $58,543       $(1,846)       $174,685
                                       ======       ====       ========       ====       =======       =======        ========


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             26 Weeks Ended   26 Weeks Ended
                                                                             August 3, 2003   August 4, 2002
                                                                             --------------   --------------
Cash flow from operating activities                                            $  4,513        $  3,837
   Income before cumulative change in an accounting principle
   Adjustment to reconcile income before cumulative change in an accounting principle to net cash provided by operating activities:
         Depreciation and amortization                                           14,701          15,116
         Provision (benefit) for deferred income taxes                              (52)            (43)
         Restricted stock awards                                                    149             100
         Loss (gain) on sale of assets                                               72            (101)
         Tax benefit related to exercises of stock options                           52              43
         Changes in operating assets and liabilities
            Inventories                                                           1,036             115
            Prepaid expenses                                                       (144)         (4,273)
            Other current assets                                                    (29)            448
            Other assets                                                            281             709
            Accounts payable                                                     (1,255)          5,079
            Accrued liabilities                                                     690             800
            Income taxes payable                                                  2,286          (1,585)
            Other liabilities                                                       934           1,302
                                                                               --------        --------

Net cash provided by operating activities                                        23,234          21,547

Cash flows from investing activities
         Capital expenditures                                                   (13,718)        (17,889)
         Proceeds from sale of property and equipment                               245             482
                                                                               --------        --------

Net cash used in investing activities                                           (13,473)        (17,407)

Cash flow from financing activities
         Borrowing under long-term debt                                           5,250          10,852
         Repayments under long-term debt                                        (11,700)        (17,454)
         Proceeds from exercises of stock options                                   368             303
                                                                               --------        --------

Net cash used by financing activities                                            (6,082)         (6,299)
                                                                               --------        --------

Cash provided (used)                                                              3,679          (2,159)
Beginning cash and cash equivalents                                               2,530           4,521
                                                                               --------        --------

Ending cash and cash equivalents                                               $  6,209        $  2,362
                                                                               ========        ========

Supplemental disclosures of cash flow information:
         Cash paid for income taxes - net of refunds                           $     38        $  3,815
         Cash paid for interest, net of amounts capitalized                    $  3,425        $  3,561


See accompanying notes to consolidated financial statements.

                              DAVE & BUSTER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 2003

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Dave and Buster's, Inc., a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes under the name "Dave and Buster's" which are located in the United States.


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

CUMULATIVE EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE

Pursuant to SFAS 142, we changed our accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life.

As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,100 in the quarter ended May 5, 2002. This was recorded as a cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $0.53 per diluted share for the first quarter ended May 5, 2002. The remaining intangible asset (trademark) is insignificant and continues to be amortized over its useful life.

STOCK BASED COMPENSATION

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At August 3, 2003, we had two stock-based compensation plans covering employees and directors.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and pro forma net income
(loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 for the quarters ended August 3, 2003 and August 4, 2002 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

                                                                  13 Weeks Ended                    26 Weeks Ended
                                                            --------------------------        --------------------------
                                                            August 3,        August 4,        August 3,        August 4,
                                                              2003             2002             2003             2002
                                                            ---------        ---------        ---------        ---------
Net income (loss), as reported                              $   1,464        $     921        $   4,513        $  (3,259)
Stock compensation expenses recorded under
   the intrinsic method, net of income taxes                       55               36               98               66

Pro forma stock compensation expense recorded
   under the fair value method, net of income taxes              (220)            (390)            (442)            (848)
                                                            ---------        ---------        ---------        ---------

Pro forma net income (loss)                                 $   1,299        $     567        $   4,169        $  (4,041)
                                                            =========        =========        =========        =========

Basic earnings (loss) per common share, as reported         $    0.11        $    0.07        $    0.34        $   (0.25)
Diluted earnings (loss) per common share, as reported       $    0.11        $    0.07        $    0.34        $   (0.24)
Pro forma basic earnings (loss) per common share            $    0.10        $    0.04        $    0.32        $   (0.31)
Pro forma diluted earnings (loss) per common share          $    0.10        $    0.04        $    0.32        $   (0.30)

NOTE 3: LONG-TERM DEBT

At August 3, 2003, long-term debt consisted of the following:

              Long-term debt                                  $  61,344
              Less current installments                          (9,075)
                                                              ---------
                                                              $  52,269
                                                              =========

In 2000, we secured a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term debt. The facility agreement calls for quarterly payments of principal on the term debt through the maturity date and is secured by all assets of the Company.

Borrowing under the facility bears interest at a floating rate based on LIBOR (1.1% at August 3, 2003) or, at our option, the bank's prime rate (4.0% at August 3, 2003) plus, in each case, a margin based upon financial performance. This rate at August 3, 2003 was 5.5%. The facility is secured by all assets of the Company. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio and minimum fixed charge coverage. At August 3, 2003, $22,695 was available under this facility. The fair value of our long-term debt approximates its carrying value.

We have entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $44,388 at August 3, 2003 are fixed at 5.44%. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. The market interest rate was below the fixed 5.44% rate at August 3, 2003. A charge of $478 to interest expense was incurred in the second quarter of 2003 under the agreement compared to $466 for the same quarter in 2002. A charge of $934 was incurred for the 26 weeks ended August 3, 2003 compared to $895 for the 26 weeks ended August 4, 2002.

On August 7, 2003 we closed a $30 million private placement of 5.0% convertible subordinated notes due 2008 and warrants to purchase 522,446 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20% premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time.

We have used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We have agreed with the bank that up to $4 million of the repaid balance may be borrowed to fund the proposed purchase of the Dave & Buster's complex in Toronto, Canada from Funtime Hospitality Corp., our Canadian licensee. The purchase includes the business and assets plus the assumption of certain liabilities. The agreement is subject to various closing conditions, including completion of due diligence, obtaining of all necessary corporate approvals and consents and approval of the seller's shareholders. The transaction is expected to close in October and will terminate Funtime's rights to license and develop Dave & Buster's locations in Canada.

NOTE 4: CONTINGENCIES

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

The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict was rendered by the court. In early 2003, the trial court judge ruled that the third-party action should be stayed pending the court reaching a verdict in the underlying action. Beginning in March 2003, the court conducted a series of mandatory mediation sessions among the parties to the third-party action. In a mediation session in August 2003, the plaintiffs accepted our settlement offer of $130,000. Although we continue to believe that we and our directors have no liability for the third-party plaintiff's allegations, we believe this settlement is in our best interests to remove us from this protracted litigation. Separately, we have reached agreement with the carrier of our directors and officers insurance policy whereby substantially all of our settlement payment will be covered by insurance.

DownCity Energy Company LLC v. Dave & Buster's Inc (update)

In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claims relate to unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002. In January 2003, we filed a counterclaim against DownCity and a Third-Party Complaint against Providence Place Group, L. P., our Landlord, alleging, among other things, fraudulent inducement, conspiracy, breach of contract and breach of duty of good faith. We have disputed the excessive HVAC billings from inception and believe the plaintiff's claims to be without merit, based primarily on our assertion that we exercised a right under our lease with Providence Place Group, L. P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. We also believe that we have meritorious counterclaims against DownCity and third party claims against the Landlord to counter any further action by DownCity for damages. Nevertheless, in order to forestall a threat by DownCity to interrupt utility services to our store, in December 2002, we entered into an Interim Agreement with DownCity, pursuant to which we agreed to pay a lump sum of $450,000 plus the "actual costs" of monthly HVAC services billed by DownCity from January 2003 forward. Such agreement provided that the payments would offset any potential settlement or judgment against us in favor of DownCity.

DownCity answered our counterclaim in March 2003 and Providence Place answered our third party complaint in April 2003. In June 2003, we commenced preliminary settlement negotiations with Providence Place with a view towards a three-way settlement agreement that would modify our lease terms with Providence Place and require Providence Place to resolve DownCity's complaints against us. As a result of such negotiations, a tentative settlement proposal was reached and a draft of a proposed agreement has been circulated for approval among the parties and counsel. The proposed settlement will not require us to make any additional lump sum payment, but would increase our monthly payments for HVAC on a going forward basis.

Although the settlement is not yet final, based on our current analysis of (a) the amounts previously paid by us, (b) the terms of the proposed settlement and
(c) the potential maximum adverse impact of the claims against us if such settlement does not become final, we do not believe that the outcome of this lawsuit could reasonably be anticipated to have a material adverse affect on us and our operations.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

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

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                      13 Weeks Ended             26 Weeks Ended
                                                 -----------------------    ------------------------
                                                 August 3,     August 4,    August 3,      August 4,
                                                   2003          2002         2003           2002
                                                 ---------     ---------    ---------      ---------
Revenues:
         Food and beverage                          51.7%         50.1%         51.9%         50.1%
         Amusements and other                       48.3          49.9          48.1          49.9
                                                  ------        ------        ------        ------
Total revenues                                     100.0         100.0         100.0         100.0

Costs and expenses:
         Cost of revenues                           18.7          18.1          18.5          18.4
         Operating payroll and benefits             29.4          31.0          29.3          31.1
         Other store operating                      31.8          30.6          31.2          29.9
         General and administrative                  7.2           8.3           6.9           7.2
         Depreciation and amortization               8.4           8.2           8.2           8.0
         Preopening costs                             --           0.3            --           0.2
                                                  ------        ------        ------        ------
Total costs and expenses                            95.5          96.5          94.1          94.8

Operating income                                     4.5           3.5           5.9           5.2
Interest expense                                     2.0           1.9           2.1           2.0
                                                  ------        ------        ------        ------

Income before provision for income taxes             2.5           1.6           3.8           3.2
Provision for income taxes                           0.8           0.6           1.3           1.2
                                                  ------        ------        ------        ------

Income before cumulative effect of a change
   in an accounting principle                        1.7           1.0           2.5           2.0

Cumulative effect of a change
   in an accounting principle                         --            --            --          (3.7)
                                                  ------        ------        ------        ------

Net income (loss)                                    1.7%          1.0%          2.5%         (1.7)%

Results of Operations - 13 Weeks Ended August 3, 2003 Compared to 13 Weeks Ended August 4, 2002

Total revenues for the 13 week period ended August 3, 2003 were $88,309, a decrease of $3,841, or 4.2% from $92,150 for the 13 weeks ended August 4, 2002. The new store opened in fiscal year 2002 contributed $2,074 in revenues, while comparable store revenues were down $5,085, or 6.3%, and other non-comparable store revenues were down $671. The decrease in comparable store revenues is primarily attributed to a continued weak economic environment, which impacts the more discretionary amusement portion of our revenues. Total revenues from licensing agreements were $79.

Cost of revenues decreased to $16,544 for the 13 weeks ended August 3, 2003 from $16,715 for the 13 weeks ended August 4, 2002, a decrease of $171, or 1.0%. As a percentage of revenues, cost of revenues were up .6% to 18.7% for the 13 week period ended August 3, 2003 versus 18.1% for comparable period in the prior year. The increase in cost of revenues is attributed to higher beverage and amusement costs, up 1.1% and .4%, respectively offset by a .1% decline in food costs.

Operating payroll and benefits decreased to $25,951 for the 13 weeks ended August 3, 2003 from $28,583 for the 13 weeks ended August 4, 2002, a decrease of $2,632, or 9.2%. As a percentage of revenues, operating payroll and benefits were 29.4% for the 13 weeks ended August 3, 2003, down from 31.0% for the comparable period in the prior year. We adjusted our staffing levels in response to the current economic environment.

Other store operating expenses decreased to $28,058 for the 13 weeks ended August 3, 2003 from $28,199 for the 13 weeks ended August 4, 2002, a decrease of $141, or .5%. As a percentage of revenues, other stores operating expense is up 1.2% to 31.8% for the 13 weeks ended August 3, 2003 as compared to 30.6% for the prior year. During the quarter, the decrease in absolute dollars over the prior year is attributed to opening one new store during fiscal year 2002 offset by reductions in marketing expense and renegotiation of cleaning and janitorial contracts at stores. The increase as a percentage of revenue is attributed to the decline in comparable store sales.

General and administrative expenses decreased to $6,396 for the 13 weeks ended August 3, 2003 from $7,601 for the 13 weeks ended August 4, 2002, a decrease of $1,205, or 15.9%. The decrease in absolute dollars in the second quarter of 2003 can be attributed to lower wages/benefits ($1,100), no transaction costs related to the proposed merger agreement from the prior year ($1,200), offset by legal and professional services relating to our cost efficiency studies ($460) and our proxy contest costs ($640). As a percentage of revenues, general and administrative expenses were down 1.1% to 7.2% for the 13 weeks ended August 3, 2003 from 8.3% for the same period in the prior year.

Depreciation and amortization decreased to $7,394 for the 13 weeks ended August 3, 2003 from $7,561 for the 13 weeks ended August 4, 2002, a decrease of $167, or 2.2%. As a percentage of revenues, depreciation and amortization increased ..2% to 8.4% for the 13 week period ended August 3, 2003 as compared to 8.2% for the same period in the prior year, again as a result of the decline in comparable store sales.

There were no preopening expenses incurred during the second quarter. There were $248 incurred in the same period of the prior year.

Interest expense was $1,748 for the 13 weeks ended August 3, 2003 compared to $1,792 for the 13 weeks ended August 4, 2002, a decrease of $44, or 2.5%. The reduction in interest expense related to lower outstanding debt was offset by an increase in bank fees, along with reductions in both capitalized interest of $83 and interest income of $150 from the prior year.

The effective tax rate for the 13 week period ended August 3, 2003 remained at 34% as compared to the same period in the prior year.

Net income for the period is $1,464, or $ .11 per diluted share, compared to a net income of $921, or $ .07 per diluted share for the same period in the prior year. The current quarter proxy contest costs were $640 before tax, or $ .03 per diluted share net of tax.

Results of Operations - 26 Weeks Ended August 3, 2003 Compared to 26 Weeks Ended August 4, 2002

Total revenues for the 26 week period ended August 3, 2003 were $179,896, a decrease of $9,496, or 5.0%, from $189,392 for the 26 weeks ended August 4, 2003. The new store opened in fiscal year 2002 contributed $4,524 in revenues, while comparable store revenues were down $11,484, or 6.9%, and other non-comparable store revenues were down $2,858, or 13.4%. The decrease in comparable store revenues is attributable to a continued weak economic environment, which impacts the more discretionary amusement portion of our revenues. Total revenues from licensing agreements were $237.

Cost of revenues decreased to $33,215 for the 26 weeks ended August 3, 2003 from $34,831 for the 26 weeks ended August 4, 2002, a decrease of $1,616, or 4.6%. The reduction in cost of revenue is attributed to a .4% decline in both amusement and food costs offset by an .8% increase in beverage costs. As a percentage of revenues, cost of revenues were up .1% to 18.5% for the 26 weeks ended August 3, 2003 versus 18.4% for comparable period in the prior year.

Operating payroll and benefits decreased to $52,750 for the 26 weeks ended August 3, 2003 from $58,962 for the 26 weeks ended August 4, 2002, a decrease of $6,212, or 10.5%. As a percentage of revenues, operating payroll and benefits were 29.3% for the 26 weeks ended August 3, 2003, down from 31.3% for the comparable period in the prior year. We adjusted our staffing levels in response to the current economic environment.

Other store operating expenses were down slightly to $56,250 for the 26 weeks ended August 3, 2003 from $56,527 for the 26 weeks ended August 4, 2002, a decrease of $277, or .5%. As a percentage of revenues, other store operating expenses were up 1.3% to 31.2% for the 26 weeks ended August 3, 2003 as compared to 29.9% for the prior year. During the quarter, the decrease in absolute dollars over the prior year is attributed to opening one new store during fiscal year 2002 offset by reductions in marketing expense and renegotiation of cleaning and janitorial contracts at the stores. The increase as a percentage of revenues is attributed to the decline in comparable stores sales.

General and administrative expenses decreased to $12,335 for the 26 weeks ended August 3, 2003 from $13,712 for the 26 weeks ended August 4, 2002, a decrease of $1,377, or 10.0%. The decrease in absolute dollars in fiscal 2003, can be attributed to lower wages and benefits ($2,100), no transaction costs related to the proposed merger agreement in the prior year ($1,200), offset by legal and professional services relating to our cost efficiency studies ($740) and the proxy contest costs ($741). As a percentage of revenues, general and administrative expenses were down .3% to 6.9% for the 26 weeks ended August 3, 2003 from 7.2% for the same period in the prior year.

Depreciation and amortization decreased to $14,701 for the 26 weeks ended August 3, 2003 from $15,116 for the 26 weeks ended August 4, 2002, a decrease of $415, or 2.7%. As a percentage of revenues, depreciation and amortization increased ..2% to 8.2% for the 26 week period ended August 3, 2003 as compared to 8.0% for the same period in the prior year.

There were no preopening expenses incurred during the 26 weeks ended August 3, 2003. There were $401 incurred in the same period of the prior year.

Interest expense remained relatively flat at $3,808 for the 26 weeks ended August 3, 2003 compared to $3,801 for the 26 weeks ended August 4, 2002, an increase of $7, or .2%. The reduction in interest expense related to lower outstanding debt was more than offset by an increase in bank fees, along with reductions in both capitalized interest of $91 and interest income of $150 from the prior year.

The effective tax rate for the 26 weeks ended August 3, 2003 remained at 34% as compared to the same period in the prior year.

Net income for the year is $4,513, or $ .34 per diluted share, compared to a net loss of $3,259, or $ .24 per diluted share for the same period in prior year. The proxy contest costs for the year were $741 before tax, or $.04 per diluted share net of tax.

Liquidity and Capital Resources

Cash provided by operating activities was $23,182 for the 26 weeks ended August 3, 2003 compared to $21,404 for the 26 weeks ended August 4, 2002, an increase of $1,778. This was primarily due to changes in components of working capital.

Cash used in investing activities was $13,473 for the 26 weeks ended August 3, 2003 compared to $17,407 for the 26 weeks ended August 4, 2002. The decrease of $3,934 was attributed to no store openings in fiscal 2003 offset by remodeling and maintenance capital expenditures, which include the costs for new games in the amusement portion of the business. The proposed purchase of the Dave & Buster's location in Toronto, Canada from the Canadian licensee, Funtime Hospitality Corp. is expected to close in October. The purchase price is $3.6 million plus the assumption of certain liabilities.

Net cash used by financing activities was $6,030 compared to $6,156 for the 26 weeks ended August 4, 2002. We have agreed with the bank that up to $4 million of the repaid balance can be borrowed to fund the proposed Canadian purchase.

We have a $110,000 senior secured revolving credit and term loan facility. The facility includes a five-year revolver and five and seven-year term loans. The facility agreement calls for quarterly payments of principal on the term loans through maturity. Borrowings under the facility bear interest at a floating rate based on LIBOR (1.1% at August 3, 2003) or, at our option, the bank's prime rate (4.00% at August 3, 2003) plus, in each case, a margin based upon financial performance. The facility is secured by all assets of Dave & Buster's. The facility has certain financial covenants including a minimum consolidated tangible net worth level, a maximum leverage ratio and minimum fixed charge coverage. The Company believes it will be in compliance with all of its financial and other debt covenants during the fiscal year ending February 1, 2004. At August 3, 2003, $22,695 was available under this facility.

We have entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $44,388 at August 3, 2003 are fixed at 5.44%. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. A charge of $934 was incurred in the 26 week period ended August 3, 2003.

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

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments (in thousands) after issuance of the new convertible debt and repayment of the existing debt on August 7, 2003, as discussed below.

                                                             Payments due by period
                                                      1 year          2-3           4-5         After 5
Contractual Obligations                  Total        or less        years         years         years
                                       --------       -------       -------       -------       --------
Long-term debt                         $ 64,094       $ 7,825       $19,303       $36,966       $     --
Operating leases                        314,846        21,846        40,219        36,941        215,840
Operating leases under
     sale/leaseback transactions         81,305         3,982         8,145         8,451         60,727
                                       --------       -------       -------       -------       --------
Total                                  $460,245       $33,653       $67,667       $82,358       $276,567

                                                       Amount of commitment expiration per period
                                                      1 year          2-3           4-5         After 5
                                        Total         or less        years         years         years
                                       --------       -------       -------       -------       --------
Letter of credit                       $  3,555       $ 3,555       $    --       $    --       $     --

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

Subsequent Events

On August 7, 2003 we closed a $30 million private placement of 5.0% convertible subordinated notes due 2008 and warrants to purchase 522,446 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20% premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time.

We have used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We have agreed with the bank that up to $4 million of the repaid balance may be borrowed to fund the proposed purchase of the Dave & Buster's complex in Toronto, Canada from Funtime Hospitality Corp., our Canadian licensee. The purchase includes the business and assets plus the assumption of certain liabilities. The agreement is subject to various closing conditions, including completion of due diligence, obtaining of all necessary corporate approvals and consents and approval of the seller's shareholders. The transaction is expected to close in October and will terminate Funtime's rights to license and develop Dave & Buster's locations in Canada.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure relates to changes in the general level of interest rates. Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt. Our agreement to fix a portion of our variable-rate debt mitigates this exposure. If short-term interest rates had been 1.0% higher during the first twenty-six weeks of fiscal year 2003, our interest expense would have increased by approximately $0.1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first twenty-six weeks of fiscal year 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, W.C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of August 3, 2003. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report.

Since August 3, 2003 there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

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

The underlying case brought by EBS Litigation LLC against the defendant shareholder class was tried before the district court in January 2002, but no verdict was rendered by the court. In early 2003, the trial court judge ruled that the third-party action should be stayed pending the court reaching a verdict in the underlying action. Beginning in March 2003, the court conducted a series of mandatory mediation sessions among the parties to the third-party action. In a mediation session conducted in August 2003, the plaintiffs accepted our settlement offer of $130,000. The final settlement documentation is pending. Although we continue to believe and assert that we and our directors have no liability for the third-party plaintiff's allegations, we believe this settlement is in our best interests to avoid the continuing costs and distractions associated with this protracted litigation. We have reached agreement with the carrier of our directors and officers insurance policy whereby substantially all of our settlement payment will be covered by insurance.

DownCity Energy Company LLC v. Dave & Buster's Inc (update)

In September 2002, we were served with a Complaint filed in the Providence, Rhode Island Superior Court against us by DownCity Energy Company LLC, a provider of energy services to our store in the Providence Place Mall. DownCity is seeking damages for breach of contract, services rendered and open account in the amount of $2.3 million, plus interest, costs and attorney's fees. The claims relate to unpaid invoices for HVAC charges for a period from approximately January 2001 through September 2002. In January 2003, we filed a counterclaim against DownCity and a Third-Party Complaint against Providence Place Group, L. P., our Landlord, alleging, among other things, fraudulent inducement, conspiracy, breach of contract and breach of duty of good faith. We have disputed the excessive HVAC billings from inception and believe the plaintiff's claims to be without merit, based primarily on our assertion that we exercised a right under our lease with Providence Place Group, L. P. in January 2001 to opt out of the alleged HVAC charges and put DownCity on notice thereof. We also believe that we have meritorious counterclaims against DownCity and third party claims against the Landlord to counter any further action by DownCity for damages. Nevertheless, in order to forestall a threat by DownCity to interrupt utility services to our store, in December 2002, we entered into an Interim Agreement with DownCity, pursuant to which we agreed to pay a lump sum of $450,000 plus the "actual costs" of monthly HVAC services billed by DownCity from January 2003 forward. Such agreement provided that the payments would offset any potential settlement or judgment against us in favor of DownCity.

DownCity answered our counterclaim in March 2003 and Providence Place answered our third party complaint in March 2003. Providence Place also filed a counterclaim against us for breach of contract and other related matters to which we filed our reply. Thereafter, we commenced preliminary settlement negotiations with Providence Place with a view towards a three-way settlement agreement that would modify our lease terms with Providence Place and require Providence Place to resolve DownCity's complaints against us. As a result of such negotiations, a tentative settlement proposal was reached and a draft of a proposed agreement has been circulated for approval among the parties. The proposed settlement will not require us to make any significant additional lump sum payments, but would increase our monthly payments for HVAC on a going forward basis.

Although the settlement is not yet final, based on our current analysis of (a) the amounts previously paid by us, (b) the terms of the proposed settlement and
(c) the potential maximum adverse impact of the claims against us if such settlement does not become final, we now do not believe that the outcome of this lawsuit could reasonably be anticipated to have a material adverse affect on us or our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)-(b) At the Company's Annual Meeting of Shareholders on June 10, 2003, the following persons were elected as directors for a term of three years:

                  Class II
                  James W. Corley, Peter A. Edison, Patricia P. Priest

                  The following directors continued their terms of office as directors of the Company after the Annual Meeting:

                  Class I                            Class III
                  -------                            ---------
                  David O. Corriveau                 Allen J. Bernstein
                  Mark A. Levy                       Walter J. Humann
                  Christopher C. Maguire             David B. Pittaway

   (c) The following matters were voted upon at the Annual Meeting:

                  1.  Directors:

                                                    For                  Withheld
                                                    ---------           ---------
                           James W. Corley          6,333,043             194,272
                           Peter A. Edison          5,437,262           1,090,053
                           Patricia P. Priest       6,311,551             215,764
                           Edward A Weinstein       4,298,230              39,312
                           Donald T. Netter         4,298,230              39,222
                           Edward E. Hartline       4,299,940              37,602

                  2. Ratification of Ernst & Young, LLP as auditors for the Company's 2003 fiscal year:

                                                    For           Against    Withheld
                                                    ----------    -------    --------
                                                    10,559,021    290,595      15,241

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

         10.1.5 Amendment No. 5 to Revolving Credit and Term Loan Agreement dated August 6, 2003, by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

         10.24 Asset Purchase Agreement dated July 25, 2003 by and among Funtime Hospitality Corp., and the Company.

         12 Dave & Buster's Inc. Computation of Ratio of Earnings to Fixed Charges.

         31.1     Rule 13a-14(a)/15d-14(a) Certification of the CEO.

         31.2     Rule 13a-14(a)/15d-14(a) Certification of the CFO.

         32.1     Section 1350 Certification of the CEO.

         32.2     Section 1350 Certification of the CFO.

   (b)  Reports on Form 8-K

         We filed the following reports on Form 8-K during the quarter ended August 3, 2003:

         1. Form 8-K filed on May 30, 2003 to report the hiring of a new Senior Vice President - Marketing of the Company.

         2. Form 8-K filed on June 4, 2003 to report the results of the first quarter ended May 4, 2003.

         3. Form 8-K filed on July 30, 2003 to report the signing of an agreement to purchase our Canadian licensee's business in Toronto, Canada.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DAVE & BUSTER'S, INC.


Date:    September 11, 2003                        by /s/ JAMES W. CORLEY
                                                      --------------------------
                                                      James W. Corley
                                                      Chief Executive Officer


Date:    September 11, 2003                        by /s/ W. C. HAMMETT, JR.
                                                      --------------------------
                                                      W. C. Hammett, Jr.
                                                      Senior Vice President,
                                                      Chief Financial Officer

                                INDEX OF EXHIBITS

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     -----------
         10.1.5      Amendment No. 5 to Revolving Credit and Term Loan Agreement
                     dated August 6, 2003, by and among the Company and its
                     subsidiaries, Fleet National Bank (as agent) and the
                     financial institutions named therein.

         10.24       Asset Purchase Agreement dated July 25, 2003 by and among
                     Funtime Hospitality Corp., and the Company.

         12          Dave & Buster's Inc. Computation of Ratio of Earnings to
                     Fixed Charges.

         31.1        Rule 13a-14(a)/15d-14(a) Certification of the CEO.

         31.2        Rule 13a-14(a)/15d-14(a) Certification of the CFO.

         32.1        Section 1350 Certification of the CEO.

         32.2        Section 1350 Certification of the CFO.