Form 10-Q
period 2003-11-02
DAVE & BUSTERS INC
filed 2003-12-16
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED NOVEMBER 2, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO __________ .

Commission file number: 0-25858

DAVE & BUSTER’S, INC.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI	43-1532756
(State of Incorporation)	(I.R.S. Employer Identification No.)

2481 Manana Drive
Dallas, Texas	75220
(Address of Principle Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(214) 357-9588

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of December 12, 2003 was 13,607,618 shares.

Dave & Buster’s, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Food and beverage revenues	$44,446	$43,950	$137,723	$138,849
Amusements and other revenues	38,436	40,600	125,054	135,092

Total revenues	82,882	84,550	262,777	273,941
Cost of revenues	15,901	15,583	49,116	50,414
Operating payroll and benefits	25,570	27,301	78,322	86,173
Other store operating expenses	27,346	28,756	83,591	85,373
General and administrative expenses	5,595	5,952	17,931	19,664
Depreciation and amortization expense	7,441	7,405	22,142	22,520
Preopening costs	—	857	—	1,258

Total costs and expenses	81,853	85,854	251,102	265,402
Operating income (loss)	1,029	(1,304)	11,675	8,539
Interest expense, net	1,802	1,455	5,610	5,256

Income (loss) before provision for income taxes	(773)	(2,759)	6,065	3,283
Provision (benefit) for income taxes	(263)	(1.089)	2,062	1,116

Income (loss) before cumulative effect of a change in an accounting principle	(510)	(1,670)	4,003	2,167
Cumulative effect of a change in an accounting principle	—	—	—	(7,096)

Net income (loss)	$(510)	$(1,670)	$4,003	$(4,929)

Net income (loss) per share — basic
Before cumulative effect of a change in an accounting principle	$(0.04)	$(0.13)	$0.31	$0.17
Cumulative effect of a change in an accounting principle	—	—	—	(0.55)

	$(0.04)	$(0.13)	$0.31	$(0.38)

Net income (loss) per share — diluted
Before cumulative effect of a change in an accounting principle	$(0.04)	$(0.13)	$0.31	$0.16
Cumulative effect of a change in an accounting principle	—	—	—	(0.53)

	$(0.04)	$(0.13)	$0.31	$(0.37)

Basic weighted average shares outstanding	13,144	13,003	13,117	12,978
Diluted weighted average shares outstanding	13,144	13,460	14,218	13,431

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	November 2, 2003	February 2, 2003

ASSETS
Current assets:
Cash	$2,484	$2,530
Inventories	26,540	26,634
Prepaid expense	3,309	2,049
Other current assets	1,273	2,136

Total current assets	33,606	33,349
Property and equipment, net	249,403	249,451
Other assets and deferred charges	12,348	8,412

Total assets	$295,357	$291,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,333	$8,300
Accounts payable	11,870	14,952
Accrued liabilities	12,758	12,201
Income tax payable	1,712	325
Deferred income taxes	1,736	1,802

Total current liabilities	31,409	37,580
Deferred income taxes	14,065	14,065
Other liabilities	12,734	10,471
Long-term debt, less current installments	61,671	59,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized 13,147,118 and 13,080,117 shares issued and outstanding as of November 2, 2003 and February 2, 2003, respectively	133	132
Paid-in capital	118,313	116,678
Restricted stock awards	845	608
Retained earnings	58,033	54,030

	177,324	171,448
Less: treasury stock, at cost (175,000 shares)	(1,846)	(1,846)

Total stockholders’ equity	175,478	169,602

Total liabilities and stockholders’ equity	$295,357	$291,212

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
			Paid-in	Retained	Restricted	Treasury
	Shares	Amount	Capital	Earnings	Stock	Stock	Total

Balance, February 2, 2003	13,080	$132	$116,678	$54,030	$608	$(1,846)	$169,602
Net earnings				4,003			4,003
Stock option exercises	67	1	449				450
Tax benefit related to stock option exercises			84				84
Amortization of restricted stock awards					237		237
Fair value of warrants issued in in connection with convertible subordinated notes			1,102				1,102

Balance, November 2, 2003	13,147	$133	$118,313	$58,033	$845	$(1,846)	$175,478

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	39 Weeks Ended	39 Weeks Ended
	November 2, 2003	November 3, 2002

Cash flow from operating activities
Income before cumulative change in an accounting principle	$4,003	$2,167
Adjustments to reconcile income before cumulative change in an accounting principle to net cash provided by operating activities:
Depreciation and amortization	22,142	22,520
Benefit for deferred income taxes	(66)	(63)
Restricted stock awards	237	—
Gain on sale of assets	(3)	(121)
Changes in operating assets and liabilities
Inventories	95	(285)
Prepaid expenses	(1,260)	(3,773)
Other current assets	863	(19)
Other assets and deferred charges	(3,946)	1,060
Accounts payable	(3,082)	1,697
Accrued liabilities	557	3,037
Income taxes payable	1,387	(2,673)
Other liabilities	2,262	2,489

Net cash provided by operating activities	23,189	26,036
Cash flow from investing activities
Capital expenditures	(18,919)	(19,937)
Business acquisition	(3,600)	—
Proceeds from sale of property and equipment	439	597

Net cash used in investing activities	(22,080)	(19,340)
Cash flow from financing activities
Borrowing under long-term debt	40,560	14,352
Repayments under long-term debt	(43,350)	(20,329)
Proceeds from exercises of stock options	533	601
Convertible debt warrants net of amortization	1,102	—

Net cash used by financing activities	(1,155)	(5,376)

Decrease in cash and cash equivalents	(46)	1,320
Beginning cash and cash equivalents	2,530	4,521

Ending cash and cash equivalents	$2,484	$5,841

Supplemental disclosures of cash flow information:
Cash paid for income taxes — net of refunds	$675	$3,815
Cash paid for interest, net of amounts capitalized	$4,676	$3,561

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2003

(unaudited)

(dollars in thousands, except per share amounts)

Note 1: Organization and Description of Business

Dave and Buster’s, Inc., a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes under the name “Dave and Buster’s” which are located in the United States and Canada.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Dave & Buster’s, Inc. and wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

Cumulative Effect of a Change in an Accounting Principle

Pursuant to SFAS 142, we changed our accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life.

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

Stock Based Compensation

We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. At November 2, 2003, we had two stock-based compensation plans covering employees and directors.

Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and pro forma net income (loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 for the quarters ended November 2, 2003 and November 3, 2002 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as:

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2	November 3,
	2003	2002	2003	2002

Net income (loss), as reported	$(510)	$(1,670)	$4,003	$(4,929)
Stock compensation expenses recorded under the intrinsic method, net of income taxes	58	41	156	108
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(228)	(321)	(632)	(1,035)

Pro forma net income (loss)	$(680)	$(1,950)	$3,527	$(5,856)

Basic earnings (loss) per common share, as reported	$(0.04)	$(0.13)	$0.31	$(0.38)
Diluted earnings (loss) per common share, as reported	$(0.04)	$(0.13)	$0.31	$(0.37)
Pro forma basic earnings (loss) per common share	$(0.05)	$(0.15)	$0.27	$(0.45)
Pro forma diluted earnings (loss) per common share	$(0.05)	$(0.14)	$0.25	$(0.44)

Note 3: Long-term Debt

At November 2, 2003, long-term debt consisted of the following:

Revolving credit facility	$21,106
Term loan A	15,000
Convertible subordinated notes	28,898
Less current installments	(3,333)

Total debt	$61,671

On August 7, 2003 we closed a $30 million private placement of 5.0% convertible subordinated notes due 2008 and warrants to purchase 522,446 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20% premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The fair value of the warrants recorded as a discount on the notes was $1,160 on August 7, 2003, which is being amortized over the term of the notes. At November 2, 2003, the effective annual interest rate on the notes was 7.5%. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4 million of the repaid balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto, Canada from Funtime Hospitality Corp., our Canadian licensee.

On October 29, 2003, we amended our current credit facility. The current borrowing facility includes a $45 million revolving credit facility and a $15 million term debt facility. Borrowings on the revolving credit facility bear interest at a floating rate based on the bank’s prime interest rate (4% at November 2, 2003) or the one-month EuroDollar (1.12 % at November 3, 2003), plus in each case a margin based on financial performance. The interest rate on the revolving credit facility was 3.87% at November 2, 2003. Borrowings on the term debt facility bear interest at a floating rate based on the three month EuroDollar (1.16 % at November 3, 2003), or at our option, the bank’s prime interest rate (4.0% at November 2, 2003), plus in each case a margin based on financial performance. The interest rate on the term debt facility was 3.91% at November 2, 2003. The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 17 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. At November 2, 2003, $18,664 was available under the revolving credit facility. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $42,510 at November 2, 2003 are fixed at 5.44%. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. The market interest rate was below the fixed 5.44% rate at November 2, 2003. A charge of $459 to interest expense was incurred in the third quarter of 2003 under the agreement compared to $440 for the same quarter in 2002. A charge of $1,393 was incurred for the 39 weeks ended November 2, 2003 compared to $1,335 for the 39 weeks ended November 3, 2002.

Note 4: Earnings Per Share

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3	November 2	November 3,
	2003	2002	2003	2002

Numerator for basic earnings per common share —
Net income	$(510)	$(1,670)	$4,003	$(4,929)
Income impact of convertible debt fees	—	—	369	—

Income applicable to common shareholders	$(510)	$1,670	$4,372	$(4,929)
Denominator for basic earnings per common share — weighted-average shares	13,144	13,003	13,117	12,978
Dilutive securities
Employee stock options	—	457	327	453
Convertible debt	—	—	774	—

Denominator for diluted earnings per common share —
Adjusted weighted-average shares	13,144	13,460	14,218	13,431
Basic earnings (loss) per common share	$(0.04)	$(0.13)	$0.31	$(0.38)
Diluted earnings (loss) per common share	$(0.04)	$(0.13)	$0.31	$(0.37)

Options to purchase approximately 595 and 2,322 weighted-average shares of our common stock and convertible debt were outstanding during the thirteen week period ending November 2, 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Note 5: Contingencies

EBS Litigation (update)

As reported in our quarterly report on Form 10-Q for the quarter ended August 3, 2003, the parties have reached agreement in principle for settlement of this matter. Final negotiation of the settlement documentation is still in process. There have been no other material developments in the case since last reported.

DownCity Energy Company LLC v. Dave & Buster’s Inc (update)

This matter was settled effective as of October 21, 2003 and dismissed by stipulation of the parties in accordance with the terms previously reported in our quarterly report on Form 10-Q for the quarter ended August 3, 2003.

Note 6: Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applies to all new VIE created after January 31, 2003. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. Generally this standard is effective for the interim period beginning July 1, 2003. Currently, we do not have any financial instruments that are impacted by the new standard.

Note 7: Canadian Licensee Acquisition

On October 6, 2003, we completed the purchase of the Dave & Buster’s licensee in Toronto, Canada from Funtime Hospitality Corp for $3.6 million in cash plus the forgiveness of $0.5 million in certain receivables due from Funtime for a total purchase price of $4.1 million. The Toronto purchase gave us the opportunity to expand our North American operations at an attractive price in an already successful location.

Proforma adjustments related to the acquisition have not been included, as the effect of doing so would be immaterial. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The fair values were determined by management based on due diligence completed with respect to the net assets acquired.

The following table summarizes the allocation of the purchase price:

Fixed assets	$4,750
Current assets	517
Assumed liabilities	(1,145)

Total acquisition price	$4,122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those that relate to depreciable lives, goodwill and debt covenants. The estimates and judgments made by management are based on historical data and on various other factors believed to be reasonable under the circumstances.

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Revenues:
Food and beverage	53.6%	52.0%	52.4%	50.7%
Amusements and other	46.4	48.0	47.6	49.3

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	19.2	18.4	18.7	18.4
Operating payroll and benefits	30.9	32.3	29.8	31.5
Other store operating	33.0	34.0	31.8	31.2
General and administrative	6.7	7.0	6.8	7.2
Depreciation and amortization	9.0	8.8	8.4	8.2
Preopening costs	—	1.0	—	0.5

Total costs and expenses	98.8	101.5	95.5	97.0
Operating income (loss)	1.2	(1.5)	4.5	3.0
Interest expense	2.1	1.8	2.1	1.9

Income (loss) before provision for income taxes	(0.9)	(3.3)	2.4	1.1
Provision (benefit) for income taxes	(0.3)	(1.3)	0.8	0.4

Income (loss) before cumulative effect of a change in an accounting principle	(0.6)	(2.0)	1.6	0.7
Cumulative effect of a change in an accounting principle	—	—	—	(2.6)

Net income (loss)	(0.6)%	(2.0)%	1.6%	(1.9)%

Results of Operations — 13 Weeks Ended November 2, 2003 Compared to 13 Weeks Ended November 3, 2002

Total revenues for the 13 week period ended November 2, 2003 were $82,882, a decrease of $1,668, or 2.0%, from $84,550 for the 13 weeks ended November 3, 2002. Comparable store revenues were down $2,179, or 3.0%, offset by revenues from the store recently acquired from our Toronto, Canada licensee and the new store opened in fiscal year 2002. Revenues were adversely affected approximately $650 by the shift in Halloween from Thursday to Friday and approximately $135 due to the power outage that impacted several states in August 2003. Total revenues from licensing agreements were $47.

Cost of revenues increased to $15,901 for the 13 weeks ended November 2, 2003 from $15,583 for the 13 weeks ended November 3, 2002, an increase of $318, or 2.0%. As a percentage of revenues, cost of revenues was up 0.8% to 19.2% for the 13 week period ended November 2, 2003 versus 18.4% for the comparable period in the prior year. The increase in cost of revenues is principally attributed to higher beverage costs, up 0.9% from the prior year. Beverage revenues have increased 4.4%. However, certain discounting has resulted in the modest increase in beverage cost of revenues.

Operating payroll and benefits decreased to $25,570 for the 13 weeks ended November 2, 2003 from $27,301 for the 13 weeks ended November 3, 2002, a decrease of $1,731, or 6.3%. The reduction in operating payroll and benefit costs is the result of our variable labor scheduling process, as well as, the decline in total revenues. As a percentage of revenues, operating payroll and benefits were 30.9% for the 13 weeks ended November 2, 2003, down from 32.3% for the comparable period in the prior year.

Other store operating expenses decreased to $27,346 for the 13 weeks ended November 2, 2003 from $28,756 for the 13 weeks ended November 3, 2002, a decrease of $1,410, or 4.9%. As a percentage of revenues, other store operating expense is down 1.0% to 33.0% for the 13 weeks ended November 2, 2003 as compared to 34.0% for the prior year. During the quarter, the decrease in absolute dollars over the prior year is primarily due to lower marketing expenses.

General and administrative expenses decreased to $5,595 for the 13 weeks ended November 2, 2003 from $5,952 for the 13 weeks ended November 3, 2002, a decrease of $357, or 6.0%. The decrease in absolute dollars in the third quarter of 2003 can be attributed primarily to lower wages and benefits. As a percentage of revenues, general and administrative expenses were down 0.3% to 6.7% for the 13 weeks ended November 2, 2003 from 7.0% for the same period in the prior year.

Depreciation and amortization expense increased to $7,441 for the 13 weeks ended November 2, 2003 from $7,405 for the 13 weeks ended November 3, 2002, an increase of $36, or 0.5%. As a percentage of revenues, depreciation and amortization increased 0.2% to 9.0% for the 13 week period ended November 2, 2003 as compared to 8.8% for the same period in the prior year, the result of the decline in comparable store sales.

There were no pre-opening expenses incurred during the third quarter. There were $857 incurred in the same period of the prior year.

Interest expense was $1,802 for the 13 weeks ended November 2, 2003 compared to $1,455 for the 13 weeks ended November 3, 2002, an increase of $347, or 23.8%. The increase in interest expense relates to charges associated with convertible debt and the debt amendment ($905), and a reduction in capitalized interest ($122) offset by a decrease in interest attributed to lower outstanding debt balances ($713).

The effective tax rate for the 13 week period ended November 2, 2003 remained at 34% as compared to 39.5% for the same period in the prior year. The rate in the prior year was adjusted to reduce the effective tax rate from 36.5% to 34.0%

Net loss for the period is $510, or $0.04 per diluted share, compared to a net loss of $1,670, or $0.13 per diluted share for the same period in the prior year.

Results of Operations — 39 weeks Ended November 2, 2003 Compared to 39 weeks Ended November 3, 2002

Total revenues for the 39 week period ended November 2, 2003 were $262,777, a decrease of $11,164, or 4.1%, from $273,941 for the 39 weeks ended November 3, 2002. Comparable store revenues were down $13,663 or 5.7%, offset by revenues from the store recently acquired from our Toronto, Canada licensee and the new store opened in fiscal year 2002. Total revenues from licensing agreements were $284.

Cost of revenues decreased to $49,116 for the 39 weeks ended November 2, 2003 from $50,414 for the 39 weeks ended November 3, 2002, a decrease of $1,298, or 2.6%. The reduction in cost of revenues is attributed to a 0.2% decline in food costs, 0.01% decline in amusement costs offset by an 0.9% increase in beverage costs. As a percentage of revenues, cost of revenues were up 0.3% to 18.7% for the 39 weeks ended November 2, 2003 versus 18.4% for comparable period in the prior year.

Operating payroll and benefits decreased to $78,322 for the 39 weeks ended November 2, 2003 from $86,173 for the 39 weeks ended November 3, 2002, a decrease of $7,851, or 9.1%. The reduction in operating payroll and benefit costs is primarily the result of our variable labor scheduling process and the decline in total revenues. As a percentage of revenues, operating payroll and benefits were 29.8% for the 39 weeks ended November 2, 2003, down from 31.5% for the comparable period in the prior year.

Other store operating expenses were down $1,782, or 2.1%, to $83,591 for the 39 weeks ended November 2, 2003 from $85,373 for the 39 weeks ended November 3, 2002. As a percentage of revenues, other store operating expenses were up 0.6% to 31.8% for the 39 weeks ended November 2, 2003 as compared to 31.2% for the prior year. The increase as a percentage of revenues is attributed to the decline in comparable stores sales. The decrease in absolute dollars over the prior year is primarily due to a reduction in our marketing expense.

General and administrative expenses decreased to $17,931 for the 39 weeks ended November 2, 2003 from $19,664 for the 39 weeks ended November 3, 2002, a decrease of $1,733, or 8.8%. The decrease in absolute dollars in fiscal 2003 can be attributed to lower wages and benefits ($2,839), no transaction costs related to the proposed merger agreement in the prior year ($1,300), offset by professional services relating to our cost efficiency studies and the proxy contest costs. As a percentage of revenues, general and administrative expenses were down 0.4% to 6.8% for the 39 weeks ended November 2, 2003 from 7.2% for the same period in the prior year.

Depreciation and amortization expense decreased to $22,142 for the 39 weeks ended November 2, 2003 from $22,520 for the 39 weeks ended November 3, 2002, a decrease of $378, or 1.7%. As a percentage of revenues, depreciation and amortization increased 0.2% to 8.4% for the 39 week period ended November 2, 2003 as compared to 8.2% for the same period in the prior year.

There were no pre-opening expenses incurred during the 39 weeks ended November 2, 2003. There were $1,258 incurred in the same period of the prior year.

Interest expense increased to $5,610 for the 39 weeks ended November 2, 2003 compared to $5,256 for the 39 weeks ended November 3, 2002, an increase of $354, or 6.7%. The increase in interest expense relates to a higher level of bank fees associated with debt amendments ($1,184), charges associated with the convertible debt ($560), and a reduction in capitalized interest ($213) offset by a decrease in interest attributed to lower outstanding debt balances ($1,794).

The effective tax rate for the 39 weeks ended November 2, 2003 remained at 34% as compared to the same period in the prior year.

Net income for the year is $4,003, or $0.31 per diluted share, compared to a net loss of $4,929, or $0.37 per diluted share for the same period in prior year.

Liquidity and Capital Resources

Cash provided by operating activities was $23,189 for the 39 weeks ended November 2, 2003 compared to $26,036 for the 39 weeks ended November 3, 2002, a decrease of $2,847. The movement was due to the convertible debt and bank syndication fees of approximately $3.5 million incurred during the quarter.

Cash used in investing activities was $22,080 for the 39 weeks ended November 2, 2003 compared to $19,340 for the 39 weeks ended November 3, 2002. The increase of $2,740 was attributed to the purchase of the Dave & Buster’s location in Toronto, Canada from the Canadian licensee, Funtime Hospitality Corp. effective October 6, 2003. The purchase price was $3.6 million plus the assumption of certain liabilities.

Net cash used by financing activities was $1,155 compared to $5,376 for the 39 weeks ended November 3, 2002. This change results from less long-term debt reduction during the year.

On August 7, 2003 we closed a $30 million private placement of 5.0% convertible subordinated notes due 2008 and warrants to purchase 522,446 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20% premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The fair value of the warrants recorded as a discount on the notes was $1,160 on August 7, 2003, which is being amortized over the term of the notes. At November 2, 2003, the effective annual interest rate on the notes was 7.5%. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4 million of the repaid balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto, Canada from Funtime Hospitality Corp., our Canadian licensee.

On October 29, 2003, we amended our current credit facility. The current borrowing facility includes a $45 million revolving credit facility and a $15 million term debt facility. Borrowings on the revolving credit facility bear interest at a floating rate based on the bank’s prime interest rate (4% at November 2, 2003) or the one-month EuroDollar (1.12 % at November 3, 2003), plus in each case a margin based on financial performance. The interest rate on the revolving credit facility was 3.87% at November 2, 2003. Borrowings on the term debt facility bear interest at a floating rate based on the three month EuroDollar (1.16 % at November 3, 2003), or at our option, the bank’s prime interest rate (4.0% at November 2, 2003), plus in each case a margin based on financial performance. The interest rate on the term debt facility was 3.91% at November 2, 2003. The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 17 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. At November 2, 2003, $18,664 was available under the revolving credit facility. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Notional amounts aggregating $42,510 at November 2, 2003 are fixed at 5.44%. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. The market interest rate was below the fixed 5.44% rate at November 2, 2003. A charge of $459 to interest expense was incurred in the third quarter of 2003 under the agreement compared to $440 for the same quarter in 2002. A charge of $1,393 was incurred for the 39 weeks ended November 2, 2003 compared to $1,335 for the 39 weeks ended November 3, 2002.

The market risks associated with the amended agreements are mitigated because increased interest payments under the agreement resulting from reductions in the EuroDollar are partially offset by a reduction in interest expense under the debt obligation.

The previous credit facility restricted us from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without meeting certain financial covenants as described in the previous amended facility. We used the net proceeds of the October 29, 2003 of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4 million of the repaid debt balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto, Canada from Funtime Hospitality Corp., our Canadian licensee. We do not plan to construct any new complexes in the current year and we will continue to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over the long term.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force or EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 will significantly change existing practice by requiring the consolidation of certain variable interest entities (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other pecuniary interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. This statement applies to all new VIE created after January 31, 2003. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard requires companies that issue certain types of freestanding financial instruments to treat them as liabilities on their balance sheet, measured at fair value, even though the instruments have characteristics of equity. Generally this standard is effective for the interim period beginning July 1, 2003. Currently, we do not have any financial instruments that are impacted by the new standard.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Depreciable lives — expenditures for new facilities and those that substantially increase the useful lives of the property, including interest during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions. The depreciable lives are as follows:

Property and Equipment
Games	5 years
Buildings	40 years
Furniture, fixtures and equipment	5 to 10 years
Leasehold and building improvements	Shorter of 20 years or lease life
Intangible Assets
Trademarks	Over statutory lives
Lease Rights	Over remaining lease term

Goodwill — Pursuant to SFAS 142, the Company changed its accounting policy related to goodwill effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS 142, impairment is deemed to exist when the carrying value of goodwill is greater than its implied fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing before SFAS 142, of using undiscounted cash flows of the businesses acquired over its estimated life. As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,100 for the first quarter ended May 5, 2002. This was recorded as a cumulative effect of a change in accounting principle. The write off of goodwill resulted in a negative $0.53 per diluted share for the first quarter ended May 5, 2002. The remaining intangible asset (trademark) is insignificant and continues to be amortized over its useful life.

Debt Covenants — The Company’s credit facility requires compliance with certain financial covenants including a minimum consolidated tangible net worth level, maximum leverage ratio and minimum fixed charge coverage. The Company believes the results of operations for the fiscal year ending February 1, 2004 and thereafter would enable the Company to remain in compliance with the existing covenants absent any material negative event affecting the U.S. economy as a whole. However, the Company’s expectations of future operating results and continued compliance with the debt covenants cannot be assured and the lenders’ actions are not controllable by the Company. If the projections of future operating results are not achieved and the debt is placed in default, the Company would experience a material adverse impact on its reported financial position and results of operations.

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments (in thousands).

		Payments due by period

		1 year	2-3	4-5	After 5
Contractual Obligations	Total	or less	years	years	years

Long-term debt	$65,004	$3,333	$6,667	$55,004	$—
Operating leases	320,709	22,589	41,529	37,888	218,703
Operating leases under sale/leaseback transactions	80,314	3,992	8,190	8,472	59,660

Total	$466,027	$29,914	$56,386	$101,364	$278,363

The payments on long-term debt for years 4-5 include the assumed conversion of the $30,000 convertible debt at maturity in August 2008.

		Amount of commitment expiration per period

		1 year	2-3	4-5	After 5
	Total	or less	years	years	years

Letter of credit	$3,555	$3,555	$—	$—	$—

Quarterly Fluctuations, Seasonality and Inflation

As a result of the substantial revenues associated with each new Complex, the timing of new Complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues due to the fall season. The effects of supplier price increases are expected to be partially offset by selected menu price increases. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

Certain information contained in this 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, projections, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitations, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “believes,” “intends,” “should,” or comparable terms or the negative thereof. All forward-looking statements included in this press release are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to open new high-volume restaurant/entertainment complexes; our ability to raise and access sufficient capital in the future; changes in consumer preferences, general economic conditions or consumer discretionary spending; the outbreak or continuation of war or other hostilities involving the United States; potential fluctuation in our quarterly operating result due to seasonality and other factors; the continued service of key management personnel; our ability to attract, motivate and retain qualified personnel; the impact of federal, state or local government regulations relating to our personnel or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in our industry; additional costs associated with compliance with the Sarbanes-Oxley Act and related regulations and requirements; and other risk factors described from time to time in our reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure relates to changes in the general level of interest rates. Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt. Our agreement to fix a portion of our variable-rate debt mitigates this exposure. If short-term interest rates had been 1.0% higher during the first 39 weeks of fiscal year 2003, our interest expense would have increased by approximately $0.1 million. This amount was determined by applying the hypothetical interest rate change to our floating rate borrowings balance during the first 39 weeks of fiscal year 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, W.C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of December 12, 2003. Based upon their review, these executive officers have concluded that we have an effective system of internal controls and an effective means for timely communication of information required to be disclosed in this Report.

Since December 12, 2003 there have been no significant changes in our internal controls or in other factors that could significantly affect such controls.

Part II. Other Information

Item 1. Legal Proceedings

EBS Litigation (update)

As reported in our quarterly report on Form 10-Q for the quarter ended August 3, 2003, the parties have reached agreement in principle for settlement of this matter. Final negotiation of the settlement documentation is still in process. There have been no other material developments in the case since last reported.

DownCity Energy Company LLC v. Dave & Buster’s Inc (update)

This matter was settled effective as of October 21, 2003 and dismissed by stipulation of the parties in accordance with the terms previously reported in our quarterly report on Form 10-Q for the quarter ended August 3, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1.6	Amended and Restated Revolving Credit and Term Loan Agreement dated October 29, 2003, by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO.

32.1	Section 1350 Certification of the CEO.

32.2	Section 1350 Certification of the CFO.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended November 2, 2003:

1.	Form 8-K filed on August 7, 2003 to report the entering of a definitive agreement for a private placement of $30,000,000 of 5.0% convertible subordinated notes due 2008 and related warrants.

2.	Form 8-K filed on August 8, 2003 to report the closing of the private placement of $30,000,000 of notes and warrants.

3.	Form 8-K filed on September 8, 2003 to report the results of the second quarter ended August 3, 2003.

4.	Form 8-K filed on October 8, 2003 to report the closing of the acquisition of our Canadian licensee’s business in Toronto, Canada.

5.	Form 8-K filed on October 31, 2003 to report the closing of an amended and restated credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVE & BUSTER’S, INC.

Date: December 15, 2003	by	/s/ JAMES W. CORLEY

James W. Corley
Chief Executive Officer

Date: December 15, 2003	by	/s/ W. C. HAMMETT, JR.

W. C. Hammett, Jr.
Senior Vice President,
Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1.6	Amended and Restated Revolving Credit and Term Loan Agreement dated October 29, 2003, by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO.

32.1	Section 1350 Certification of the CEO.

32.2	Section 1350 Certification of the CFO.