Form 10-K
period 2004-02-01
DAVE & BUSTERS INC
filed 2004-04-14
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2004

Commission File No. 0-25858

Dave & Buster’s, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1532756
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2481 Manana Drive, Dallas, Texas	75220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(214) 357-9588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting common stock held by non-affiliates of the registrant at August 3, 2003 (the last business day of the registrant’s second fiscal quarter) was $128,279,275.

      The number of shares of common stock outstanding at April 12, 2004 was 13,480,784 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement for its 2003 annual meeting of Stockholders are incorporated by reference into Part III hereof, to the extent indicated herein.

FORM 10-K

ii

PART I

Item 1.	Business

Overview

      Dave & Buster’s is a leading operator of large format, high-volume, regional entertainment complexes. For the past twenty-one years, we have successfully operated our entertainment complexes under the Dave & Buster’s name. Each entertainment complex offers an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, plus traditional carnival-style games of skill. In addition, our complexes offer a full menu of high quality food and beverages. The layout of our entertainment complexes is designed to promote easy access to, and maximize guest crossover between, the multiple entertainment and dining areas within each Dave & Buster’s. We believe that the availability of multiple attractions in one large facility, the high quality food, beverages and service each entertainment complex offers, and our commitment to casual, yet sophisticated fun for adults synergistically drive repeat usage of our complexes and differentiate us from other regional entertainment offerings.

      As of February 1, 2004, we operated 33 entertainment complexes across the United States and in Canada, with an average age of 6.5 years per location. Our entertainment complexes can be separated into two categories: mega entertainment complexes, which are typically between 50,000 and 70,000 square feet in size, and intermediate entertainment complexes, which are typically between 40,000 and 49,000 square feet in size. Our entertainment complexes operate seven days a week and are typically open from 11:30 a.m. to 12:00 a.m. on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

      Approximately 15.1 percent of our 2003 revenues were from private parties, business gatherings and sponsored events. Each entertainment complex has a Show Room and other special event rooms that are designed for hosting these types of functions. Each complex has a dedicated sales team responsible for selling large events to corporate, as well as, individual guests.

      In order to better serve the needs of our guests, we provide full, sit-down food service not only in the restaurant areas, but also throughout the entire entertainment complex. Our menu places special emphasis on quality, well-rounded meals, including gourmet pastas, steaks, seafood, chicken, sandwiches, salads and an outstanding selection of desserts. We routinely update our menus to reflect current trends and guest favorites. Each entertainment complex offers full bar service, including over 35 different beers, an extensive selection of wine and spirits plus a variety of non-alcoholic beverages, throughout the entertainment and restaurant areas.

      The fiscal year ended February 1, 2004 was filled with challenges and with many accomplishments. Revenues continued to be soft during the year with the first half being the weakest portion. Our business is sensitive to economic weakness, particularly when the job market is poor. The decision to come to a Dave & Buster’s is generally made first because of the entertainment offerings. This is the most discretionary portion of a guest’s budget and, thus, we believe, makes us more susceptible to economic downturns. Revenues in the amusement component of our business were weaker than the food and beverage components. The trend improved during the year as the economy began to show signs of improvement, with comparable store revenues being down 4.7 percent for the year, but down only 2.0 percent for the fourth quarter. We were able to offset these revenue declines by reducing operating costs by approximately $11.0 to $12.0 million on an annualized basis through a number of initiatives. This enabled us to improve our net income to $11.0 million compared to $5.3 million last year (before a change in accounting for goodwill).

      Acquisition of Toronto licensee. On October 6, 2003, we completed the purchase of the Dave & Buster’s licensee in Toronto, Canada from Funtime Hospitality Corp for $3.6 million in cash plus the forgiveness of $0.5 million in certain receivables due from Funtime for a total purchase price of $4.1 million. The Toronto purchase gave us the opportunity to expand our North American operations at an attractive price in an already successful location.

      Issuance of convertible debt. On August 7, 2003 we closed a $30 million private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The fair value of the warrants recorded as a discount on the notes was $1.276 million on August 7, 2003, which is being amortized over the term of the notes. At February 1, 2004, the effective annual interest rate on the notes was 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility and to fund the purchase of the Dave & Buster’s complex in Toronto, Canada.

Competition

      Dave & Buster’s is a regional Entertainment Complex (“EC”). Regional ECs offer multiple entertainment options designed to appeal to a broad, regional customer base. Regional ECs, such as Dave & Buster’s and theme parks, compete for customers’ discretionary entertainment dollars with each other as well as with other providers of out-of-home entertainment, including destination ECs such as Walt Disney World or Universal Studios and localized single attraction facilities such as movie theaters, bowling alleys, nightclubs and restaurants. These three types of entertainment offerings can be distinguished from each other by factors such as:

•	cost;

      • breadth of attractions;

      • the geographic range from which they draw customers; and

      • frequency of customer visits.

      Visits to destination ECs may include airfare and hotel costs, which may make them more costly than regional ECs to visit. Regional ECs and localized single attraction facilities typically cost significantly less per visit and draw a majority of their customers from within a local or extended local radius.

      Although our competitors may include any EC located within the same region as one of our Dave & Buster’s entertainment complexes, we believe that we compete primarily against localized single attraction facilities. Single attraction venues offer a limited entertainment package. To the extent that regional ECs offer multiple entertainment options that appeal to a broad spectrum of customers, they are distinguishable from single attraction venues. We believe that the regional EC market is underdeveloped relative to other entertainment concepts and that attractive unpenetrated geographic markets remain available.

Seasonality

      The fourth quarter of our fiscal year achieves, generally, the highest revenue and profitability, primarily as a result of the significant special event business done during the period. This special event business is impacted by the number of holiday parties held during this time of the year. The third quarter is normally the lowest producing quarter in terms of revenue and profitability with first and second quarter being somewhat similar in results.

Strategy

      Continue to improve revenues and profitability. We recently implemented a number of strategic initiatives aimed at increasing cash flow including maximizing capacity utilization, optimizing game contribution and reducing expenses. In addition, in February 2004 we introduced a new marketing program with a new advertising agency that we anticipate will, over time, have some positive impact on revenues. We expect to increase the marketing budget in 2004 by approximately $4 million over the amount spent in 2003. By continuing our operational reviews, we expect to continue to discover more efficient ways to run our business, which should improve our profitability and our cash flow.

      Continue focus on product enhancement. We will continue to emphasize guest satisfaction and promote guest loyalty by seeking to provide quality food, beverage and entertainment offerings in each of our complexes. We anticipate:

1) Introducing new and exciting game offerings by remaining on the leading edge of technology in concert with the game manufacturers.

2) Completing our “Winner’s Circle” conversions which we believe improves guest satisfaction and reduces labor costs.

3) Continuing our emphasis on a well-rounded, quality, food and beverage menu by routine updates, which reflect current trends and guest favorites.

      Pursue A Disciplined Growth Strategy. As a pioneer in the regional EC market, we will continue to evaluate attractive site opportunities. We typically select new sites on the basis of demographic and transportation trends. We did not open a new complex in 2003, but acquired an existing D&B location from our licensee in Toronto, Canada in October 2003. We will open one new complex in October 2004 in Arcadia, California. Depending upon the availability of capital, we anticipate returning to more normal growth patterns by opening a minimum of two complexes in 2005 and up to four annually thereafter.

Products

     Entertainment

      Traditional Entertainment. Each Dave & Buster’s entertainment complex offers a number of traditional entertainment options. These traditional offerings include pocket billiards, shuffleboard tables, and the Show Room or other special event rooms, which are designed for hosting private social parties and business gatherings as well as our sponsored events. Traditional entertainment games are rented by the hour.

      Million Dollar Midway Games. The largest area in each Dave & Buster’s complex is the Million Dollar Midway, which is designed to provide high-energy entertainment through a broad selection of electronic, skill and sports-oriented games. A Power Card activates most midway games and can be recharged for additional play. The Power Card enables guests to activate games more easily and encourages extended play of games. By replacing coin-activation, the Power Card eliminated the technical difficulties and maintenance issues associated with coin activated equipment. Furthermore, the Power Card feature increased our flexibility in pricing and promoting our games.

      The Million Dollar Midway includes both fantasy/high technology games and classic midway entertainment. High-technology attractions vary among the entertainment complexes and may include simulation theaters, interactive electronic battlefield games, fantasy environment attractions, motion simulation theaters, large-screen interactive electronic games, such as Derby Owners Club, and state-of-the-art golf simulators.

      Classic midway entertainment includes sports-oriented games of skill, carnival-style games, which are intended to replicate the atmosphere found in many local county fairs, and D&B Downs, which is one of several multiple-player race games offered in each entertainment complex. At the Winner’s Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display the Dave & Buster’s logo. The prizes include electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items.

Food and Beverage

      The Dave & Buster’s menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of guests. This well-rounded fare includes gourmet pastas, steaks, seafood, chicken, sandwiches, salads and an outstanding selection of desserts. We routinely update our menu to reflect current trends and guest favorites. Other items among our guests’ favorites are the Classic BBQ

Ribs, the Philly Cheesesteak sandwich, Chicken Scallopini and our Grilled Atlantic Salmon. We also feature lunch specials with an emphasis on quality food prepared quickly and an extensive offering of buffets for special events and private parties. We now offer Sunday brunch with a separate menu featuring a variety of breakfast favorites.

Location and Development

      We believe that the location of our entertainment complexes is critical to our long-term success. Significant time and resources are devoted to analyzing each prospective site. In general, we target high-profile sites within metropolitan areas between 500,000 and one million people for intermediate-size models and over one million people for mega-size models. We carefully analyze demographic information such as average income levels for each prospective site, and we also consider other factors including the following:

•	visibility;

•	accessibility to regional highway systems;

•	zoning; regulatory restrictions; and

•	proximity to shopping areas, office complexes, tourist attractions, theaters and other high traffic venues.

      We also carefully study the entertainment and restaurant competition in prospective areas. In addition, we must select a site of sufficient size to accommodate our prototype facility with ample, convenient guest parking. We continually seek to identify and evaluate new locations for expansion. The typical cost of opening a mega-size Dave & Buster’s has ranged from approximately $7.5 million to $13.0 million, excluding pre-opening expenses and developer allowances, depending upon the location and condition of the premises. For intermediate-size models, the typical cost has ranged from approximately $6.5 million to $12.5 million, excluding pre-opening expenses and developer allowances, depending upon the location and condition of the premises. Our typical complex would currently range from $8 million to $9 million excluding pre-opening expenses and developer allowances. We base our decision of owning or leasing a site on the projected unit economics and availability of the site for purchase.

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

Marketing, Advertising and Promotion

      We operate our marketing, advertising, and promotional programs through our corporate marketing department with the assistance of an external advertising agency and a national public relations firm. Our corporate marketing department is also responsible for controlling media and production costs. During fiscal 2003, our expenditures for advertising and promotions were approximately 2.2 percent of our revenues. We anticipate this increasing to just over 3 percent in 2004.

      In order to expand our guest base, we focus marketing efforts in three key areas:

•	advertising and system-wide promotions;

•	field marketing and local promotions; and

•	special events for corporate and group guests.

      We hired a new Senior Vice President of Marketing in May 2003 to direct our efforts going forward. We conducted significant quantitative and qualitative research to find out more about our concept and our guest to better market to them. In addition we are continuing to focus much of our efforts in programs that are directed specifically to the local store markets. We continue to utilize in-store promotions to increase visit frequency and check average.

      Our corporate and group sales programs are initiated and controlled by our business development department, which provides direction, training, and support to our Special Events Managers and their team within each entertainment complex. Primary focus for the Special Events Sales team is to identify and contact corporations, associations, organizations, and community groups within the team’s marketplace for the purposes of booking group events. The Special Events Sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business. We develop and maintain a database of corporate and group bookings. Each Dave & Buster’s location hosts events for many multi-national, national and regional businesses. Many of our corporate and group guests schedule repeat events.

Foreign Operations

      As of October 6, 2003, we acquired the operations of Funtime Hospitality Corp, our Canadian licensee located in Toronto for $4.1 million. This acquisition generated revenue of $3.5 million in fiscal 2003 representing approximately 1.0% of our consolidated revenue. As of February 1, 2004 we had approximately 2.1% of our long-lived assets located outside the United States. Our foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, political changes, changes in laws and regulations and economic stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by any of our business segments upon the Canadian operations.

Suppliers

      The principal goods used by us are games, prizes and food and beverage products, which are available from a number of suppliers. Federal and state mandated increases in the minimum wage could have the repercussion of increasing our expenses, as our suppliers may be severely impacted by higher minimum wage standards.

Intellectual Property

      We have registered the trademarks “Dave & Buster’s” and “Power Card” with the United States Patent and Trademark Office and in various foreign countries. We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our signature “bulls-eye” logo to be important features of our goodwill and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate.

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

      We are also subject to “dram-shop” statutes in the states in which our entertainment complexes are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in our industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our operations.

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

Employees

      As of February 1, 2004, we employed approximately 5,810 persons, approximately 155 of whom served in administrative or executive capacities, approximately 395 of whom served as entertainment complex management personnel, and the remainder of whom were hourly entertainment complex personnel.

      None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike, or labor dispute. We believe our working conditions and compensation packages are competitive with those offered by our competitors and consider relations with our employees to be good.

Executive Officers of the Registrant

      David O. Corriveau, 52, a co-founder of the Dave & Buster’s concept in 1982, has served as President since June 1995 and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company’s business.

      James W. Corley, 53, a co-founder of the Dave & Buster’s concept in 1982, has served as Chief Executive Officer since April 2003, as Chief Operating Officer since June 1995, and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company’s business.

      John S. Davis, 47, has served as Senior Vice President of the Company since December 2002 and as General Counsel and Secretary of the Company since April 2001. Mr. Davis served as Vice President and General Counsel of Cameron Ashley Building Products, Inc., a NYSE-listed building products distributor, from 1994 to 2000 and as Associate Counsel — Mergers and Acquisitions for Electronic Data Systems Corp. (EDS), a technology services firm, from 1990 to 1994. Prior to 1990, Mr. Davis was engaged in the private practice of law.

      Nancy J. Duricic, 49, has served as Senior Vice President — Human Resources of the Company since December 2002. Previously, she served as Vice President of Human Resources from December 1997 to December 2002. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.

      William C. Hammett, Jr., age 57, has served as Senior Vice President of the Company since December 2002 and as Chief Financial Officer of the Company since December 2001. He has served as Vice Chairman of the Board of Directors of Pegasus Solutions, Inc. since March 2001 and as a Director of Pegasus since October 1995. From May 1998 to March 2001, he served as Chairman of the Board of Directors of Pegasus. From October 1995 to May 1998, he served as Vice Chairman of the Board of Directors of Pegasus. From August 1996 through September 1997, he served as Senior Vice President and Chief Financial Officer of La Quinta Inns, Inc. From June 1992 through August 1996, he served as Senior Vice President, Accounting and Administration of La Quinta Inns, Inc.

      Deborah A. Inzer, 53, has served as Vice President — Accounting and Controller of the Company since January 2002. She served as Assistant Vice President, Assistant Controller from November 2000 to January 2002 and as Assistant Controller from July 1999 to November 2000. Ms. Inzer served as Senior Vice President of Finance at AmBrit Energy Corporation from 1989 to 1999.

      Maria M. Miller, 47, has served as Senior Vice President — Marketing since May of 2003. Prior to joining Dave & Buster’s she was principal and co-founder of a marketing consulting firm and engaged with an internet start-up company. From 1998-2000, Ms. Miller served as Senior Vice President of Marketing for Avis Rent-A-Car. Prior to that, she held various senior management positions with American Express from 1987 through 1996. She began her career in brand management, spending a combined 7 years with the General Foods Corporation and The Shulton Group.

      J. Michael Plunkett, 53, has served as Senior Vice President — Food and Beverage and Operations Strategy since June 2003. Previously, he served as Vice President of Kitchen Operations from November 2000 to June 2003, Vice President of Information Systems from November 1996 to November 2000, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.

      Sterling R. Smith, 51, has served as Senior Vice President — Operations of the Company since December 2002. Previously, he served as Vice President of Operations from June 1995 to December 2002 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.

      Bryan L. Spain, 55, has served as Senior Vice President — Procurement and Development of the Company since December 2002. Previously, he served as Vice President of Real Estate from March 1997 to December 2002. From 1993 until joining the Company in March 1997, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.

Risk Factors

Our results of operations are dependent upon consumer discretionary spending.

      Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in communities in which the entertainment complexes are located. A significant weakening in any of the local economies in which we operate may cause our guests to curtail discretionary spending, which in turn could materially affect our profitability. The ongoing conflict in Iraq, potential for future terrorist attacks, the national and international responses, and other acts of war or hostility may create economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we currently cannot predict. In addition, seasonality is a factor in our results of operations due to typically lower third quarter revenues in the fall season and higher fourth quarter revenues associated with the year-end holidays.

We operate a small number of entertainment complexes and new entertainment complexes require significant investment.

      As of February 1, 2004, we operated 33 entertainment complexes. The combination of the relatively small number of locations and the significant investment associated with each new entertainment complex may cause our operating results to fluctuate significantly. Due to this relatively small number of locations, poor results of operations at any single entertainment complex could materially affect our profitability. Historically, new entertainment complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new entertainment complexes, the investment risk related to any single entertainment complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

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

      We did not open a new entertainment complex in fiscal 2003. Our ability to expand depends upon our access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel, and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these complexes. We intend to open one new complex in 2004. Based on our current liquidity and capital resources and operating performance, we may not be able to generate sufficient cash flow or obtain sufficient additional funding to open any new complexes in fiscal 2005 or thereafter. In particular, the capital resources required to develop each new entertainment complex are significant. There is no assurance that we will be able to expand or that new entertainment complexes, if developed, will perform in a manner consistent with our most recently opened entertainment complexes or make a positive contribution to our operating performance.

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

Available Information.

      We post on our website at www.daveandbusters.com our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

      Dave & Buster’s operates a total of 33 entertainment complexes located in 14 states and in Ontario, Canada. We are currently utilizing all available land at our owned locations. Our real estate leases are with unaffiliated third parties except as noted in “Certain relationships and related transactions.” A list of all domestic entertainment complexes, indicating whether such location is owned or leased, and the term of the lease is set forth below:

	State or	Owned or	Lease	Expiration Date
Location	Province	Leased	Expiration Date	with Options(1)

Dallas (I)	TX	Owned	—	—
Dallas (II)	TX	Leased	December 2007	—
Houston	TX	Leased	November 2021	November 2041
Atlanta (I)	GA	Leased	December 2021	November 2041
Philadelphia	PA	Leased	January 2015 (2)	January 2024
Chicago (I)	IL	Owned	—	—
Chicago (II)	IL	Leased	January 2016	January 2026
Hollywood	FL	Leased (3)	April 2016	April 2031
North Bethesda	MD	Leased	January 2018	January 2033
Ontario	CA	Leased	January 2018	January 2028
Cincinnati	OH	Leased	January 2018	January 2038
Denver	CO	Leased	December 2017	December 2032
Utica	MI	Leased	June 2018	June 2033
Irvine	CA	Leased	July 2018	July 2028
Rockland County (West Nyack)	NY	Leased	January 2019	January 2034
Orange	CA	Leased	January 2019	January 2029
Columbus	OH	Owned	—	—
San Antonio	TX	Leased	September 2018	September 2028
Atlanta (II)	GA	Leased	March 2019	March 2034

	State or	Owned or	Lease	Expiration Date
Location	Province	Leased	Expiration Date	with Options(1)

St. Louis	MO	Leased	June 2019	June 2034
Austin	TX	Leased	December 2019	December 2034
Jacksonville	FL	Owned	—	—
Providence	RI	Leased	December 2019	December 2034
Milpitas (San Jose)	CA	Leased	January 2021	January 2031
Westminster (Denver)	CO	Leased	January 2021	January 2031
Pittsburgh	PA	Leased	June 2020	June 2055
San Diego	CA	Leased	December 2020	April 2055
Miami	FL	Leased	March 2021	March 2031
Frisco	TX	Leased	August 2021	August 2036
Honolulu	HI	Leased	October 2021	October 2036
Cleveland	OH	Leased (3)	November 2021	November 2036
Islandia	NY	Leased	August 2022	August 2037
Toronto	ON	Leased	May 2020	May 2040

(1)	Renewal options may be subject to certain conditions and prior notice requirements under the terms of each lease.

(2)	We also lease additional parking facilities at this location, which lease expires in January 2014.

(3)	We own the building at these locations, but lease the underlying real property.

      We also lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. The rent for these facilities is $896,000 per year for the first year of the lease and increases annually at 1.35 percent.

Item 3.	Legal Proceedings.

      We are named as a defendant in routine litigation incidental to our business, including negligence claims for personal injury, consumer claims, claims under federal or state laws governing access to public accommodations and employment-related claims. We are not currently subject to any pending legal proceedings that depart from the normal kind of such actions or are otherwise material to our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters submitted for a vote of security holders during the fourth quarter ended February 1, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol DAB. The following table summarizes the high and low sales prices per share of Common Stock for the applicable periods indicated, as reported on the Nasdaq National Market and by the NYSE.

	High	Low

Fiscal Year 2003
Fourth Quarter	$14.65	$12.24
Third Quarter	13.15	9.73
Second Quarter	11.35	9.27
First Quarter	9.39	7.49
Fiscal Year 2002
Fourth Quarter	$8.83	$7.40
Third Quarter	13.23	7.90
Second Quarter	13.25	9.78
First Quarter	11.26	7.80

      At April 12, 2004 there were approximately 1,725 holders of record of the Common Stock.

      The Company has never paid cash dividends on its Common Stock and does not currently intend to do so as cash flows are reinvested into the Company to further pay down debt and fund capital expenditures for the entertainment complex business. Payment of dividends in the future will depend upon the Company’s growth, profitability, financial condition and such other factors that the Board of Directors may deem relevant.

Item 6.	Selected Financial Data.

      The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

	Fiscal Year Ended

	February 1,	February 2,	February 3,	February 4,	January 30,
	2004	2003	2002	2001	2000

	(In thousands except per share amounts and store data)
Statement of Operations Data:
Total revenues	$362,822	$373,752	$358,009	$332,303	$247,134
Operating income	23,576	15,246	19,697	27,966	18,955
Income before provision for income taxes and cumulative effect of a change in an accounting principle	16,650	8,103	11,877	19,254	15,616
Cumulative effect of a change in an accounting principle, net of income taxes	—	(7,096)	—	—	(4,687)
Net income (loss)	10,989	(1,748)	7,578	12,245	5,205
Earnings per share — after cumulative effect — change in an accounting principle:
Basic	$.84	$(.14)	$.58	$.95	$.40
Diluted	.80	(.13)	.58	.94	.39
Weighted average shares outstanding:
Basic	13,128	12,997	12,956	12,953	13,054
Diluted	14,646	13,404	13,016	12,986	13,214
Balance Sheet Data:
Working capital (deficit)	$(220)	$(4,231)	$(4,478)	$5,126	$8,957
Total assets	295,889	291,212	309,134	303,875	268,184
Long-term debt, less current installments	50,201	59,494	84,896	103,860	91,000
Stockholders’ equity	182,889	169,602	170,146	162,387	149,899
Other information:
Company operated complexes open at end of period	33	32	31	27	23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands).

      During the year ended February 1, 2004, we continued to face challenges in the revenue area but we believe that the steps we are taking will improve this situation in the near term. It is important to note that we have improved the company’s earnings on a comparable quarter basis every quarter in fiscal 2003 despite the revenue pressures. We believe that we have responded to the soft economy by diligently improving our operating efficiencies and strengthening our balance sheet to be better positioned for an up-turn in our revenues.

      As we look ahead to fiscal 2004, we believe that the most critical factors facing us are improving same store revenue, implementing an effective marketing program, the resumption of new store growth and continued improvement in operational cost efficiencies.

Overview

      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

      Revenues — We derive revenues from food and beverage and amusement sales. Comparable store sales are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

      The food component of our business represents approximately 35 percent of our revenue with a gross margin (revenues less cost of revenues) of around 75 percent. We introduced our new menu in October 2003 with selected price adjustments and will continue to monitor the market for potential price adjustments.

      In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. This component is approximately 18 percent of our revenue with a gross margin of around 78 percent. We expanded the promotional activity around the beverage component resulting in positive same store beverage sales in 2003. We expect to continue to leverage this component.

      The amusement component offers traditional games of skill such as billiards and shuffleboard and the million dollar midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component represents approximately 47 percent of our revenue with a gross margin of around 89 percent. The amusements component of our business has been the softest component with same store revenues down 4.7 percent in 2003. In 2003, we invested in excess of $9 million in new games and will continue to add the latest in new games as they become available and prove to be attractive to our guests.

      Special event business is a very important component in that we believe over 30 percent of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests and we have been very successful in turning this component of our business to positive same store performance. In 2003, it represented over 15 percent of total revenues.

      Cost of revenues — Costs of revenues includes the cost of food, beverages and Winner’s Circle amusement items and averages approximately 19% of revenues. We strive to control our cost of revenues and thereby maintain or improve our gross margins. Our cost of revenues are driven by product mix and pricing movements from third party suppliers. In 2004, we expect to begin purchasing a number of our Winner’s Circle items direct from Asia, which should reduce our overall amusement costs.

      Operating payroll and benefits — Operating payroll and benefits were 28.9% of revenue in 2003. Operating payroll and benefits expenses consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through scheduling refinements.

      Other store operating expenses — Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

      Liquidity and cash flows — Our primary source of cash flow is from net income and availability under our revolving credit facility.

      Quarterly Fluctuations, Seasonality, and Inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues due to the fall season and higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are expected to be partially offset by selected menu price increases. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

Results of Operations

Revenues

      The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Food and beverage	$191,881	$192,882	$(1,001)	(0.5)%	$181,358	$11,524	6.4%
Amusement and other	170,941	180,870	(9,929)	(5.5)%	176,651	4,219	2.4%

Total revenues	$362,822	$373,752	$(10,930)	(2.9)%	$358,009	$15,743	4.3%

Number of comparable stores	28	26			20
Revenue from international licensees	$331	$564			$537

      The decline in revenue in 2003 was due primarily to the weakness in the amusement component of our business while food and beverage declined only one half of one percent for 2003. The trend improved during the year as the economy began to show signs of improvement, with comparable store sales down 4.7 percent for the year, but down only 2.0 percent for the fourth quarter. Revenues from the acquisition of the Toronto complex in October 2003 and a full year’s contribution from the one new store opened in the second half of 2002 mitigated the decline in total revenues.

      In 2003, our revenue mix was 53 percent for food and beverage and 47 percent for amusements and other revenue. This compares to 52 percent and 48 percent, respectively, for 2002. Our recent emphasis on our special events and party business had a positive impact with comparable store party sales at 15.5 percent of total revenues compared to 13.6 percent last year.

      In 2002, total revenues increased due to one new store opening during the year and a full year contribution from the three stores opened in the second half of 2001. Revenues from comparable store sales declined by 3.2 percent, due to a continued weak economic environment.

Cost of Revenues

      The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Total cost of revenues	$68,142	$68,752	$(610)	(0.9)%	$66,939	$1,813	2.7%
Percentage of total revenues	18.8%	18.4%			18.7%

      During 2003, amusement costs were up 20 basis points, while food and beverage costs were up 70 basis points. We expanded the beverage component promotional activity resulting in positive comparable store sales with a corresponding increase in cost.

      Cost of revenues for 2002 increased due to opening one new store during the year and a full year of operations on three stores opened in the second half of 2001 offset by a reduction in food costs and the impact of menu changes. Beverage and amusement costs were constant compared to prior year.

Operating Payroll and Benefits

      The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Total operating payroll and benefits	$105,027	$114,904	$(9,877)	(8.6)%	$110,478	$4,426	4.0%
Percentage of total revenues	29.0%	30.7%			30.8%

      In 2003 compared to 2002, the decrease in both absolute dollars and as a percentage of revenues is attributed to cost reduction initiatives, consisting of a reduction in workforce in the fourth quarter of 2002 and scheduling refinements implemented in the first quarter of 2003.

      During 2002, the increase in absolute dollars over the prior year is attributed to opening one new store during 2002 and a full year of operations for the three new stores opened in the second half of 2001 offset by a reduction in store hourly and management costs at all stores.

Other Store Operating Expenses

      The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Other store operating expenses	$111,310	$117,666	$(6,356)	(5.4)%	$106,971	$10,695	10.0%
Percentage of total revenues	30.7%	31.5%			29.9%

      The 2003 decrease in both absolute dollars and as a percentage of revenues is primarily attributed to a $4 million reduction in the marketing costs for 2003. In fiscal 2004, we will substantially increase our marketing budget to just over 3 percent of revenues to implement new initiatives.

      The 2002 increase in absolute dollars and as a percentage of revenues over the prior year is attributed to opening one new store during 2002 and a full year of operations for the three stores opened in the second half of 2001. An increase in occupancy expense related to the sale-leaseback transactions for the Houston and Atlanta locations was also a factor.

General and Administrative Expenses

      The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
General and administrative	$25,033	$25,640	$(607)	(2.4)%	$20,653	$4,987	24.1%
Percentage of total revenues	6.9%	6.9%			5.8%
Average headcount	151	177	(26)	(14.7)%	187	(10)	(5.3)%

      General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments at corporate headquarters. The decrease in absolute dollars in 2003 compared to 2002 was attributed to a reduction in workforce in the fourth quarter of 2002 offset by higher costs from insurance premiums and employee benefits. The increase in these costs as a percentage of revenue was due to the revenue decline.

      The increase in dollars and as a percentage of total revenues in 2002 compared to 2001 were attributed to higher employee compensation and benefits, occupancy costs, transaction costs related to the proposed merger agreements, legal and professional fees and insurance costs.

Depreciation and Amortization Expenses

      The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Depreciation and amortization	$29,734	$30,056	$(322)	(1.1)%	$28,693	$(1,363)	(4.8)%
Percentage of total revenues	8.2%	8.0%			8.0%

      Expenditures for new facilities and those that substantially increase the useful lives of the property, including interest expense during construction, are capitalized, along with equipment purchases, at cost. Property and equipment, excluding most games are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent double-declining-balance method over the estimated useful life of the assets. Property and equipment lives are estimated as follows: buildings, 40 years; leasehold and building improvements, shorter of 20 years or lease life; furniture, fixtures and equipment, 5 to 10 years; games 5 years. These costs result in a charge to depreciation and amortization expense. Depreciation was relatively flat in 2003 compared to 2002 due to one new store opening late in 2002 and the acquisition of Toronto late in 2003.

Preopening Expenses

      The following table sets forth, for the periods indicated, a year-over-year comparison of our preopening expenses:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Preopening	$—	$1,488	$(1,488)	(100.0)%	$4,578	$(3,090)	(67.5)%
Percentage of total revenues	—	0.4%			1.3%
New store openings	—	1			4

      All start-up and preopening costs related to new store openings are expensed as incurred. There were no preopening costs in 2003 as compared to $1,488 and $4,578 in 2002 (1 new store) and 2001 (4 new stores) respectively.

Interest Expenses

      The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expenses:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Interest	$6,926	$7,143	$(217)	(3.0)%	$7,820	$(677)	(8.7)%
Percentage of total revenues	1.9%	1.9%			2.2%

      Interest expense was essentially flat in 2003 as compared to 2002 in both absolute dollars and as a percentage of revenues. At the end of 2003, our total outstanding debt was $53.5 million, down $14.3 million from the end of 2002. The reduction in outstanding debt was attributed to repayments from cash flows resulting from increased earnings and no new store openings in 2003.

Provision for Income Taxes

      The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Income tax expense	$5,661	$2,755	$2,906	105.5%	$4,299	$(1,544)	(35.9)%
Percentage of total revenues	1.6%	0.7%			1.2%
Effective tax rate	34.0%	34.0%			36.2%

      In 2003 and 2002 our effective tax rate differed from the 35 percent statutory rate primarily due to the deduction for FICA tip credits.

Change in an Accounting Principle

      Pursuant to SFAS No. 142, we changed our accounting policy related to goodwill effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead should be reviewed for impairment at least annually. Under SFAS No. 142, impairment is deemed to exist when the carrying value of goodwill is greater that it’s implied fair value. This methodology differs from our previous policy, as permitted under accounting standards existing before SFAS No. 142, of using undiscounted cash flows of the businesses acquired over its estimated life.

      As a result of applying the new standards, the initial assessment of fair value of the Company resulted in a one-time charge for the entire write off of goodwill of $7,096. Recorded as a cumulative effect of a change in accounting principle, the write off of goodwill resulted in a negative $0.53 per diluted share for the year. The remaining intangible (trademark) is insignificant and continues to be amortized over its useful life.

Net income (loss)

      The following table sets forth, for the periods indicated, a year-over-year comparison of our net income (loss):

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Net income before cumulative change in an accounting principle	$10,989	$5,348	$5,641	105.5%	$7,578	$(2,230)	(29.4)%
Percentage of total revenues	3.0%	1.4%			2.1%
Net income (loss)	$10,989	$(1,748)	$12,737	728.7%	$7,578	$(9,326)	(123.1)%
Percentage of total revenues	3.0%	(0.5)%			2.1%

      Net income in absolute dollars and as a percentage of total revenue increased primarily due to our initiatives taken to control labor and operating expenses.

Liquidity and Capital Resources

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Operating cash flows	$45,517	$40,604	$4,913	12.1%	$49,701	$(9,097)	(18.3)%

      The increase in 2003 is attributed to the higher level of net income, partially offset by movements in working capital requirements. The decrease in 2002 to 2001 is due to reduced revenue per store, one time transaction costs related to our proposed merger agreement in 2002 and the timing of accounts payable disbursements at the end of the year.

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Investing cash flows	$(27,421)	$(20,970)	$(6,451)	30.8%	$(30,813)	$9,843	(31.9)%

      The investing activities for 2003 included over $9 million in games, the acquisition of the Toronto complex from a licensee and normal capital expenditures at previously existing stores. The investing expenditures for 2002 are related to the opening of one new store and normal capital expenditures at existing stores, while in 2001 the investing expenditures represented the opening of four new stores as well as recurring capital expenditures at existing stores.

	2003	2002	2003 vs. 2002		2001	2002 vs. 2001

	(Dollars in thousands)
			$	%		$	%
Financing cash flows	$(16,729)	$(21,625)	$4,896	(22.6)%	$(17,546)	$(4,079)	23.3%

      Cash used in financing activities was used to reduce outstanding debt balances and payment of debt fee costs.

      On August 7, 2003 we closed a $30 million private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The fair value of the warrants of $1,276 was recorded as a discount on the notes, which is amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4,000 of the repaid balance could be borrowed to fund the purchase of the complex in Toronto.

      On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45,000 revolving credit facility and a $15,000 term debt facility. Borrowings under the revolving credit facility bear interest at a floating rate based on the bank’s prime interest rate (4 percent at February 1, 2004) or the one-month EuroDollar (1.13 percent at February 1, 2004), plus in each case a margin based on financial performance. The interest rate on the revolving credit facility was 3.87 percent at February 1, 2004. Borrowings on the term debt facility bear interest at a floating rate based on the three month EuroDollar (1.13 percent at February 1, 2004), or at our option, the bank’s prime interest rate (4.0 percent at February 1, 2004), plus in each case a margin based on financial performance. The interest rate on the term debt facility was 3.91 percent at February 1, 2004. The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 17 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. At February 1, 2004, $28,720 was available under the revolving credit facility. The fair market value of our long-term debt approximates its carrying value.

      In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $40,633 at February 1, 2004 is fixed at 5.44 percent. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. As a result of the swap agreement, we recorded additional interest expense of $1,863, $1,803, and $858 in 2003, 2002 and 2001, respectively.

      The market risks associated with the amended agreements are mitigated because increased interest payments under the agreement resulting from reductions in the EuroDollar are partially offset by a reduction in interest expense under the debt obligation.

      The previous credit facility restricted us from opening any new complexes in fiscal 2003 or in any fiscal year thereafter without meeting certain financial covenants as described in the previous amended facility. We used the net proceeds of the October 29, 2003 offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4,000 of the repaid debt balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto, Canada, from our Canadian licensee. We plan to construct one new complex in 2004 and we will continue to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over the long term.

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

Sale/Leaseback Transactions

      During the year ended February 3, 2002, the Company completed the sale/leaseback of two stores (Atlanta and Houston) and the corporate headquarters in Dallas. Cash proceeds of $18,474 were received along with $5,150 in twenty-year interest bearing notes receivable at 7-7.5 percent. The locations were sold to non-affiliated entities. No revenue or profit was recorded at the time of the transaction.

      Upon execution of the sale/leaseback transactions, property costs of $28,396 and accumulated depreciation of $4,388 were removed from the Company’s books resulting in a loss of $272 that was recognized in 2001 and a gain of $232 on one facility being amortized over the term of the operating lease.

      Future operating lease obligations under the sale/leaseback agreements are as follows:

Total	2004	2005	2006	2007	2008	Thereafter

$79,317	$4,002	$4,051	$4,183	$4,225	$4,267	$58,589

      Future minimum note payments and interest income associated with the sale/leasebacks at San Diego, Houston and Atlanta are as follows:

Total	2004	2005	2006	2007	2008	Thereafter

$11,543	$652	$652	$652	$652	$652	$8,283

Contractual Obligations and Commercial Commitments

      The following tables set forth the Company’s contractual obligations and commercial commitments (in thousands):

		Payments Due by Period

		1 Year	2-3	4-5	After 5
Contractual Obligations	Total	or Less	Years	Years	Years

Long-term debt	$53,534	$3,333	$6,666	$43,535	$—
Operating leases under sale/leaseback transactions	79,317	4,002	8,234	8,492	58,589
Other operating leases	327,673	21,948	41,507	39,466	224,752
Other	341	246	95	—	—

Total	$460,865	$29,529	$56,502	$91,493	$283,341

      The payments on long-term debt for years 4-5 include the conversion of the $30,000 convertible debt at maturity in August 2008. As of February 1, 2004, we have $5,780 in Letters of Credit commitments associated with our insurance policies.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounting Policies

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

Property and Equipment
Buildings	40 years
Leasehold and building improvements	Shorter of 20 years or lease term
Furniture, fixtures and equipment	5 to 10 years
Games	5 years

      Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

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

Market Risk

      Our market risk exposure relates to changes in the general level of interest rates. The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. Our agreement to fix a portion of its variable-rate debt mitigates this exposure.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

      Certain information contained in this 10-K includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, projections, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitations, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “believes,” “intends,” “should,” or comparable terms or the negative thereof. All forward-looking statements included in this press release are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to open new high-volume restaurant/entertainment complexes; our ability to raise and access sufficient capital in the future; changes in consumer preferences, general economic conditions or consumer discretionary spending; the outbreak or continuation of war or other hostilities involving the United States; potential fluctuation in our quarterly operating results due to seasonality and other factors; the continued service of key management personnel; our ability to attract, motivate and retain qualified personnel; the impact of federal, state or local government regulations relating to our personnel or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in our industry; additional costs associated with compliance with the Sarbanes-Oxley Act and related regulations and requirements; and other risk factors described from time to time in our reports filed with the SEC.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      The Company’s market risk exposure relates to changes in the general level of interest rates. The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. The Company’s agreement to fix a portion of its variable-rate debt mitigates this exposure.

      We are also subject to market risk related to our complex in Canada. We have $5,300 debt denominated in Canadian dollars and have market risk exposure to fluctuations in foreign exchange rates, but that risk has not been material. The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from February 1, 2004 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar equivalent of foreign currency denominated net income and would be insignificant.

Item 8.     Financial Statements and Supplementary Data.

      See Item 14(a) (1).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Annual Report on Form 10-K. Such review was made as of February 1, 2004. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

      As of February 1, 2004, Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fourth fiscal quarter ended February 1, 2004. Based on such evaluation, such officers have determined that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information set forth under the captions “Director and Nominee Information”, “Committees of the Board of Directors”, “Nomination Process”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference. Certain information with respect to the executive officers of the Company is included under Item 1 of Part I hereof under the caption “Executive Officers”.

Item 11.     Executive Compensation.

      The information set forth under the caption “Compensation of Directors and Executive Officers” appearing in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the captions “Stock Ownership by Certain Beneficial Owners” and “Equity Compensation Plans” appearing in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

      The information set under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” appearing in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

      Information called for by Item 14 will be included under the caption “Proposal 3, Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in the Annual Report by reference.

PART IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(3) Exhibits Incorporated by Reference or Filed with this Report

The exhibits listed below filed with or incorporated by reference into this Annual Report on Form 10-K. Exhibits noted by an asterisk are filed with this report. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Unless otherwise indicated, the exhibit number below corresponds to the exhibit number incorporated by reference. Items listed in boldface are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this Report.

3.1	Restated Articles of Incorporation of the Company.(1)
3.2	Amended and Restated Bylaws of the Company.(10)
4.1	Form of 5.0 percent Convertible Subordinated Note Due 2008.(13)
4.2	Form of Warrant to Purchase Common Stock.(13)
4.3	Registration Rights Agreement dated as of August 6, 2003 by and between Dave and Buster’s, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein.(13)
4.4	Form of Indenture dated as of August 7, 2003 between Dave & Buster’s, Inc. and Bank of New York.(13)
4.5	Form of Warrant Agent Agreement dated as of August 7, 2003 between Dave and Buster’s, Inc. and U.S. Bancorp Piper Jaffray, Inc.(13)
10.1	Securities Purchase Agreement dated as of August 6, 2003 by and between the Company, U.S. Bancorp Piper Jaffray, Inc. and the buyers as defined therein.(13)
10.1.1-10.1.5	Intentionally omitted
10.1.6
Amended and Restated Revolving Credit and Term Loan Agreement dated October 29, 2003 by and among the Company and its subsidiaries, Fleet National Bank (as agent) and the financial institutions named therein.(12)

10.2-10.6	Intentionally omitted
10.7	Rights Agreement between the Company and Rights Agent, dated June 16, 1995.(1)
10.8	1995 Stock Option Plan (As Amended and Restated April 26, 2000).(3)
10.9	Stock Option Plan for Outside Directors.(4)
10.11	Employment and Executive Retention Agreements for Co-Chief Executive Officers, dated June 16, 1995.(5)

10.12	Form of Indemnity Agreements with Executive Officers and Directors.(6)
10.13	Intentionally Omitted.
10.14	Executive Retention Agreement between the Company and Sterling R. Smith dated June 11, 2001(7)
10.15	Intentionally Omitted.
10.16
Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital, Business Asset Funding Corporation, as purchaser, for the Company’s corporate headquarters in Dallas, Texas.(8)

10.17
Lease Agreement dated October 1, 2001 between General Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant for the Company’s corporate headquarters in Dallas, Texas.(8)

10.18	Agreement of Sale and Purchase dated November 12, 2001 between D&B Realty Holding, Inc., as seller, and KAZA I, Ltd., as purchaser for Houston, Texas property.(9)
10.19	Lease Agreement dated December 14, 2001 between KAZA I L.P. as landlord, and Dave & Buster’s I, L.P. as tenant for Houston, Texas property.(9)
10.20	Agreement of Sale and Purchase dated as of December 17, 2001 between D&B Realty Holding, Inc., as seller, and Landfair, LLC as purchaser for Marietta, Georgia property.(9)
10.21	Lease Agreement dated December 17, 2001 between Landfair LLC, as landlord, and Dave & Buster’s I, L.P., as tenant, for Marietta, Georgia property.(9)
10.22	Executive Retention Agreement dated June 7, 2001 between the Company and John S. Davis.(9)
10.23	Executive Retention Agreement dated December 3, 2001 between the Company and William C. Hammett, Jr.(9)
10.24	Asset Purchase Agreement dated July 25, 2003 by and among Funtime Hospitality Corp. and the Company.(11)
12	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of the Company.*
23	Independent Auditors’ Consent.*
24	Power of Attorney (included on the Signature page of this report).*
31	Rule 13a-14(a)/15d-14(a) Certifications.*
32	Section 1350 Certifications.*

(b) Reports of Form 8-K

We filed the following report on Form 8-K during the fourth quarter ended February 1, 2004:

Form 8-K dated January 19, 2004 reporting the Company’s issuance of a news release with fiscal 2004 guidance and updated guidance for the 2003 fourth quarter.

(c) Exhibits.

The Index of Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the financial statement pages of this Form 10-K.

(d) Financial Statements of Subsidiaries or Affiliates.

Not applicable.

*	Filed herewith.

(1)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended April 30, 1995.

(2)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended July 30, 2000.

(3)	Filed as an Exhibit to the registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2000.

(4)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 1, 1997.

(5)	Filed as an Exhibit to the registrants Form 10-K for the fiscal year ended February 4, 2001.

(6)	Filed as an Exhibit to the registrant’s Form 10 filed April 11, 1995.

(7)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13 week period ended August 5, 2001.

(8)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13 week period ended November 4, 2001.

(9)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 3, 2002.

(10)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 2, 2003.

(11)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended August 3, 2003.

(12)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended November 2, 2003.

(13)	Filed as an Exhibit to the registrant’s Form 8-K filed on August 7, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.
a Missouri corporation

By:	/s/ WILLIAM C. HAMMETT, JR.

William C. Hammett, Jr.,
Senior Vice President and
Chief Financial Officer

Date: April 14, 2004

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Hammett, Jr. and John S. Davis, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2004.

Name	Title

/s/ PETER A. EDISON Peter A. Edison	Chairman of the Board

/s/ JAMES W. CORLEY James W. Corley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID O. CORRIVEAU David O. Corriveau	President and Director

/s/ WILLIAM C. HAMMETT, JR. William C. Hammett, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DEBORAH A. INZER Deborah A. Inzer	Vice President and Controller (Principal Accounting Officer)

/s/ ALLEN J. BERNSTEIN Allen J. Bernstein	Director

/s/ WALTER J. HUMANN Walter J. Humann	Director

/s/ MARK A. LEVY Mark A. Levy	Director

/s/ CHRISTOPHER C. MAGUIRE Christopher C. Maguire	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

/s/ PATRICIA P. PRIEST Patricia P. Priest	Director

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,897	$2,530
Inventories	26,233	26,634
Prepaid expenses	2,709	2,049
Other current assets	2,518	2,136

Total current assets	35,357	33,349
Property and equipment, net (Note 2)	247,161	249,451
Other assets and deferred charges	13,371	8,412

Total assets	$295,889	$291,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt (Note 4)	$3,333	$8,300
Accounts payable	13,346	14,952
Accrued liabilities (Note 3)	12,898	12,201
Income taxes payable (Note 5)	2,889	325
Deferred income taxes (Note 5)	3,111	1,802

Total current liabilities	35,577	37,580
Deferred income taxes (Note 5)	13,620	14,065
Other liabilities	13,602	10,471
Long-term debt, less current installments (Note 4)	50,201	59,494
Commitments and contingencies (Notes 4, 6 and 11)
Stockholders’ equity (Note 7):
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,181,284 and 13,080,117 shares issued and outstanding as of February 1, 2004 and February 2, 2003, respectively	132	132
Paid-in capital	118,669	116,678
Restricted stock awards	905	608
Retained earnings	65,029	54,030

	184,735	171,448
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	182,889	169,602

Total liabilities and stockholders’ equity	$295,889	$291,212

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(In thousands, except per share amounts)
Food and beverage revenues	$191,881	$192,882	$181,358
Amusement and other revenues	170,941	180,870	176,651

Total revenues	362,822	373,752	358,009
Cost of revenues	68,142	68,752	66,939
Operating payroll and benefits	105,027	114,904	110,478
Other store operating expenses	111,310	117,666	106,971
General and administrative expenses	25,033	25,640	20,653
Depreciation and amortization expense	29,734	30,056	28,693
Preopening costs	—	1,488	4,578

Total costs and expenses	339,246	358,506	338,312
Operating income	23,576	15,246	19,697
Interest expense, net	6,926	7,143	7,820

Income before provision for income taxes	16,650	8,103	11,877
Provision for income taxes (Note 5)	5,661	2,755	4,299

Income before cumulative effect of a change in an accounting principle	10,989	5,348	7,578
Cumulative effect of a change in an accounting principle (Note 1)	—	(7,096)	—

Net income (loss)	$10,989	$(1,748)	$7,578

Net income (loss) per share — basic:
Before cumulative effect of a change in an accounting principle	$.84	$.41	$.58
Cumulative effect of a change in an accounting principle	—	(.55)	—

	$.84	$(.14)	$.58

Net income (loss) per share — diluted:
Before cumulative effect of a change in an accounting principle	$.80	$.40	$.58
Cumulative effect of a change in an accounting principle	—	(.53)	—

	$.80	$(.13)	$.58

Weighted average shares outstanding:
Basic	13,128	12,997	12,956
Diluted	14,646	13,404	13,016

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Paid-in	Retained	Restricted	Treasury
	Shares	Amount	Capital	Earnings	Stock	Stock	Total

	(In thousands)
Balance, February 4, 2001	12,953	$131	$115,659	$48,200	$243	$(1,846)	$162,387
Net earnings	—	—	—	7,578	—	—	7,578
Stock option exercises	6	—	40	—	—	—	40
Tax benefit related to stock option exercises	—	—	2	—	—	—	2
Amortization of restricted stock awards	—	—	—	—	139	—	139

Balance, February 3, 2002	12,959	131	115,701	55,778	382	(1,846)	170,146
Net earnings	—	—	—	(1,748)	—	—	(1,748)
Stock option exercises	121	1	870	—	—	—	871
Tax benefit related to stock option exercises	—	—	107	—	—	—	107
Amortization of restricted stock awards	—	—	—	—	226	—	226

Balance, February 2, 2003	13,080	132	116,678	54,030	608	(1,846)	169,602
Net earnings	—	—	—	10,989	—	—	10,989
Stock option exercises	101	—	704	—	—	—	704
Tax benefit related to stock option exercises	—	—	137	—	—	—	137
Amortization of restricted stock awards	—	—	—	—	297	—	297
Fair value of warrants issued in connection with convertible subordinated notes	—	—	1,150	—	—	—	1,150
Other	—	—	—	10	—	—	10

Balance, February 1, 2004	13,181	$132	$118,669	$65,029	$905	$(1,846)	$182,889

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Income before cumulative effect of a change in an accounting principle	$10,989	$5,348	$7,578
Adjustments to reconcile income before cumulative change in an accounting principle to net cash provided by operating activities:
Depreciation and amortization	29,734	30,056	28,693
Deferred income tax expense	864	6,504	467
Restricted stock awards	297	226	139
Gain on sale of assets	(8)	(223)	(505)
Changes in operating assets and liabilities, net of effect of business acquisition
Inventories	401	(670)	(4,206)
Prepaid expenses	(660)	(607)	2,221
Other current assets	(382)	309	693
Other assets and deferred charges	(502)	940	—
Accounts payable	(1,606)	(1,039)	6,700
Accrued liabilities	697	1,116	4,035
Income taxes payable	2,564	(4,729)	1,487
Other liabilities	3,129	3,373	2,399

Net cash provided by operating activities	45,517	40,604	49,701
Cash flows from investing activities:
Capital expenditures	(24,292)	(21,720)	(49,761)
Business acquisition	(3,600)	—	—
Proceeds from sales of property and equipment	471	750	474
Proceeds from sales/leasebacks	—	—	18,474

Net cash used in investing activities	(27,421)	(20,970)	(30,813)

Cash flows from financing activities:
Borrowings under long-term debt	44,825	12,000	24,060
Repayments of long-term debt	(57,789)	(34,602)	(41,648)
Debt fee costs	(4,469)	—	—
Proceeds from exercises of stock options	704	977	42

Net cash used in financing activities	(16,729)	(21,625)	(17,546)

Increase (decrease) in cash and cash equivalents	1,367	(1,991)	1,342
Beginning cash and cash equivalents	2,530	4,521	3,179

Ending cash and cash equivalents	$3,897	$2,530	$4,521

Supplemental disclosures of cash flow information:
Cash paid for income taxes — net of refunds	$1,798	$679	$2,590
Cash paid for interest, net of amounts capitalized	$5,428	$7,353	$7,261

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Thousands Except Per Share Amounts

Note 1:	Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the name “Dave & Buster’s,” which are principally located in the United States and Canada.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Fiscal Year — Our fiscal year ends on the Sunday after the Saturday closest to January 31. References to 2003, 2002, 2001 and 2000 are to the 52 weeks ended February 1, 2004, February 2, 2003 and February 3, 2002 and to the 53 weeks ended February 4, 2001, respectively.

      Inventories — Food and beverage and merchandise inventories are reported at the lower of cost or market determined on a first-in, first-out method. Smallware supplies inventories, consisting of china, glassware and kitchen utensils, are capitalized at the store opening date, or when the smallware inventory is increased due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following (in thousands):

	February 1,	February 2,
	2004	2003

Food and beverage	$1,809	$1,693
Merchandise	2,393	3,165
Smallware supplies	16,715	16,274
Other	5,316	5,502

	$26,233	$26,634

      Preopening Costs — All start-up and preopening costs are expensed as incurred.

      Property and Equipment — Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs capitalized during the construction of facilities in 2003, 2002 and 2001 were $170, $361 and $892, respectively. Property and equipment, excluding most games are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent-double-declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

      Goodwill — We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is reviewed for impairment at least annually. Impairment is deemed to exist when the carrying value of goodwill is greater that its implied fair value. As a result of applying the new standard, our initial assessment of fair value of the Company resulted in a write off of all of our goodwill during the first quarter of 2002 for

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7,100. This was recorded as a cumulative effect of a change in accounting principle in 2002. As a result of this write off, we have no recorded amounts of goodwill as of February 1, 2004 and February 2, 2003.

      The following table reflects income before cumulative effect of a change in an accounting principle and net income adjusted to exclude amortization expense related to goodwill (including related tax effects) recognized in the periods presented (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Income (loss):
Reported income before cumulative effect of a change in an accounting principle	$10,989	$5,348	$7,578
Goodwill amortization, net of income taxes	—	—	223

Adjusted income before cumulative effect of a change in an accounting principle	$10,989	$5,348	$7,801

Reported net income (loss)	$10,989	$(1,748)	$7,578
Goodwill amortization, net of income taxes	—	—	223

Adjusted net income (loss)	$10,989	$(1,748)	$7,801

Earnings per share:
Basic:
Reported income before cumulative effect of a change in an accounting principle	$.84	$.41	$.58
Goodwill amortization, net of income taxes	—	—	.02

Adjusted income before cumulative effect of a change in an accounting principle	$.84	$.41	$.60

Reported net income (loss)	$.84	$(.14)	$.58
Goodwill amortization, net of income taxes	—	—	.02

Adjusted net income (loss)	$.84	$(.14)	$.60

Diluted:
Reported income before cumulative effect of a change in an accounting principle	$.80	$.40	$.58
Goodwill amortization, net of income taxes	—	—	.02

Adjusted income before cumulative effect of a change in an accounting principle	$.80	$.40	$.60

Reported net income (loss)	$.80	$(.13)	$.58
Goodwill amortization, net of income taxes	—	—	.02

Adjusted net income (loss)	$.80	$(.13)	$.60

      Income Taxes — We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation — At February 1, 2004, we had two stock-based compensation plans covering employees and directors. These plans are described more fully in Note 7. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair based method prescribed by SFAS No. 123. The pro forma impact of applying SFAS No. 123 in fiscal 2003, 2002 and 2001 is not necessarily representative of the pro forma impact in future years. Our pro forma information is as follows (in thousands, except per share data):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Net income (loss), as reported	$10,989	$(1,748)	$7,578
Stock compensation expenses recorded under the intrinsic method, net of income taxes	196	149	92
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(801)	(1,288)	(1,541)

Pro forma net income (loss)	$10,384	$(2,887)	$6,129

Basic earnings (loss) per common share, as reported	$0.84	$(0.14)	$0.58
Diluted earnings (loss) per common share, as reported	$0.80	$(0.13)	$0.58
Pro forma basic earnings (loss) per common share	$0.79	$(0.22)	$0.47
Pro forma diluted earnings (loss) per common share	$0.71	$(0.22)	$0.47

      Inputs used for the fair value method for our employee stock options are as follows:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Volatility	0.59	0.62	0.65
Weighted-average expected lives	4.40	5.00	3.20
Weighted-average risk-free interest rates	2.82%	3.89%	4.59%
Weighted-average fair value of options granted	9.97	8.63	6.91

      Foreign Currency Translation — The financial statements related to our operations of our recently acquired Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are included as a component of stockholders’ equity. Total currency adjustments recorded as of February 1, 2004 were insignificant.

      Revenue Recognition — Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for 2003, 2002 and 2001 was $331, $564 and $537, respectively.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Costs — Advertising costs are recorded as expense in the period in which the costs are incurred or the first time the advertising takes place. These expenses were $8,023, $13,782 and $13,130 for 2003, 2002 and 2001, respectively.

Note 2:	Property and Equipment

      Property and equipment consist of the following (in thousands):

	Estimated Depreciable Lives	February 1,	February 2,
	(in years)	2004	2003

Land	—	$6,706	$6,706
Buildings	40	44,663	44,824
Leasehold and building improvements	shorter of 20 or lease term	154,707	148,332
Furniture, fixtures and equipment	5-10	106,009	97,635
Games	5	86,382	80,207
Construction in progress		5,560	1,458

Total cost		404,027	379,162
Less accumulated depreciation		156,866	129,711

Property and equipment, net		$247,161	$249,451

Note 3:	Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	February 1,	February 2,
	2004	2003

Compensation and benefits	$5,297	$3,248
Sales and use taxes	1,330	1,374
Real estate taxes	1,143	2,551
Other	5,128	5,028

Total accrued liabilities	$12,898	$12,201

Note 4:	Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	February 1,	February 2,
	2004	2003

Revolving credit facility	$10,517	$9,250
Term loan A	14,167	23,301
Term loan B	—	35,243
Convertible subordinated notes	28,850	—

	53,534	67,794
Less current installments	3,333	8,300

Long-term debt, less current installments	$50,201	$59,494

      On August 7, 2003 we closed a $30 million private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The convertible subordinated notes have a maximum leverage ratio which is significantly less restrictive than the senior bank credit facility covenant. And in the event we were to pay a cash dividend to common stockholders, the convertible subordinated notes would be included in the distribution as if converted. The fair value of the warrants of $1,276 was recorded as a discount on the notes and is being amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4 million of the repaid balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto. See Note 12.

      On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45 million revolving credit facility and a $15 million term debt facility. The revolving credit facility may be used for borrowings or letters of credit. At February 1, 2004, we had $5,780 letters of credit outstanding, leaving $28,703 available for additional borrowings or letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate based on the bank’s prime interest rate (4.00 percent at February 1, 2004) or the one-month EuroDollar (1.13 percent at February 1, 2004), plus in each case a margin based on financial performance. The interest rate on the revolving credit facility was 3.87 percent at February 1, 2004. Borrowings on the term debt facility bear interest at a floating rate based on the three month EuroDollar (1.13 percent at February 1, 2004), or at our option, the bank’s prime interest rate (4.00 percent at February 1, 2004), plus in each case a margin based on financial performance. The interest rate on the term debt facility was 3.91 percent at February 1, 2004. The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 17 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. The fair market value of our long-term debt approximates its carrying value.

      In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $40,633 at February 1, 2004 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded to mark the instrument to its fair market value through current operations. The fair market value adjustment at February 1, 2004 is $443,which is included in current liabilities. As a result of the swap agreement, we recorded additional interest expense of $1,863, $1,803 and $858 in 2003, 2002 and 2001, respectively.

      The following table sets forth the Company’s debt payment commitments (in thousands):

		Payments Due by Period

		1 Year			After
	Total	or less	2-3 Years	4-5 Years	5 Years

Long-term debt	$53,534	$3,333	$6,666	$43,535	$—

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:     Income Taxes

      The provision for income taxes is as follows (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Current expense (benefit)
Federal	$4,353	$(3,876)	$3,149
State and local	444	235	504
Deferred expense	864	6,396	646

Total provision for income taxes	$5,661	$2,755	$4,299

      As a result of a change in the tax law in 2001, we amended our 2001 federal income tax return, which resulted in a refund of approximately $2,900. The refund was received in 2003.

      Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows (in thousands):

	February 1,	February 2,
	2004	2003

Deferred tax liabilities:
Accelerated depreciation	$19,370	$15,482
Capitalized interest costs	1,883	1,750
Prepaid expenses	451	18
Smallware	355	3,313
Other	777	451

Total deferred tax liabilities	22,836	21,014
Deferred tax assets:
Preopening costs	4,184	3,298
Leasing transactions	1,351	1,365
Worker’s compensation	570	484

Total deferred tax assets	6,105	5,147

Net deferred tax liability	$16,731	$15,867

      The reconciliation of the federal statutory rate to our effective income tax rate follows:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.2%	6.7%	3.1%
Goodwill amortization and other nondeductible expenses	2.8%	6.0%	1.0%
FICA tip credits	(6.6)%	(15.7)%	(4.3)%
Other	0.6%	2.0%	1.4%

Effective tax rate	34.0%	34.0%	36.2%

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Leases

      We lease certain property and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. Most leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For 2003, 2002 and 2001, rent expense for operating leases was $24,437, $23,828 and $19,469, respectively, including contingent rentals of $683, $624 and $1,448, respectively. At February 1, 2004, future minimum lease payments required under operating leases (including the sale/leaseback transactions described below) are (in thousands):

2004	2005	2006	2007	2008	Thereafter	Total

$26,196	$25,130	$24,706	$24,062	$23,896	$283,341	$407,331

      During 2001, we completed the sale/leaseback of two complexes and our corporate headquarters. Cash proceeds of $18,474 were received along with twenty-year notes aggregating $5,150. The notes bear interest of 7 percent to 7.5 percent. These locations were sold to non-affiliated entities. In 2000, we entered into a sale/leaseback transaction with Cypress San Diego I, L.P. an affiliate of Cypress Equities, Inc. for our San Diego, California complex pursuant to which we received $6,300 in cash and a promissory note for $1,600. A director of the Company is the managing member of Cypress Equities, Inc. In October 2003, Cypress San Diego I, L.P. sold its interest in the San Diego property to a third party unrelated to the Company. Lease payments to Cypress Equities, Inc. in 2003, 2002 and 2001 were $667, $1,000 and $1,000, respectively. As of February 2, 2003, the balance due Cypress Equities, Inc. was $20,235 and no amounts were due at February 1, 2004. The sale/leaseback transactions resulted in a loss relating to one complex of $272, which was recognized in 2001, and a gain related to our corporate headquarters of $232,which is being amortized over the term of the operating lease.

      Future aggregating lease obligations under the sale/leaseback agreements, which are classified as operating leases, are as follows (in thousands):

2004	2005	2006	2007	2008	Thereafter	Total

$4,002	$4,051	$4,183	$4,225	$4,267	$58,589	$79,317

      At February 1, 2004 and February 2, 2003, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $6,407 and $6,551, respectively. Future minimum principal and interest payments due to us under these notes are as follows (in thousands):

2004	2005	2006	2007	2008	Thereafter	Total

$652	$652	$652	$652	$652	$8,281	$11,541

Note 7:	Common Stock

      Treasury Stock — During fiscal 1999, our Board of Directors approved a plan to repurchase up to 1,000 shares of the Company’s common stock. Pursuant to the plan, as of February 1, 2004, we are authorized to purchase an additional 825 shares.

      Stock-Based Compensation — In 1995, we adopted the Dave & Buster’s, Inc. 1995 Stock Option Plan (the “Plan”), which as amended covers 2,950 shares of common stock. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110 percent in the case of an incentive stock option granted to any person who owns more than 10 percent of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may not be granted for less than 85 percent of the fair market value of the common stock at the time of grant and are primarily exercisable over a three to five year period from the date of the grant.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1996, we adopted a stock option plan for outside directors (the “Directors’ Plan”), for a total of 190 shares of common stock. The options granted under the Directors’ Plan vest ratably over a three-year period.

      In 2000, we amended and restated the Dave & Buster’s, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends. In 2003 and 2001, we issued, 23.5 and 63.5 shares of restricted stock with market values of $9.27-$10.70 and $6.45-$7.90, respectively. The restricted shares vest at the earlier of attaining certain performance targets or in 2007. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the restricted stock compensation was $333, $226 and $139 in 2003, 2002 and 2001, respectively.

      A summary of the Company’s stock option activity and related information is as follows (in thousands except share data):

	Fiscal Year Ended

	February 1, 2004		February 2, 2003		February 3, 2002

		Exercise		Exercise		Exercise
	Options	Price*	Options	Price*	Options	Price*

Outstanding — beginning of year	2,498	$11.79	2,785	$11.81	1,892	$14.69
Granted	256	9.96	112	8.62	1,133	7.30
Exercised	(101)	6.95	(121)	7.20	(6)	6.80
Forfeited	(236)	14.30	(278)	12.76	(234)	13.16

Outstanding — end of year	2,417	11.55	2,498	11.79	2,785	11.81
Exercisable — end of year	1,592	13.13	1,411	14.25	1,134	15.55
Weighted-average fair value of options granted during the year		$5.05		$4.89		$3.40

*	Weighted average exercise price

      As of February 1, 2004, exercise prices for 2,417 options ranged from $5.59 to $8.38 for 1,115 options, $8.39 to $16.76 for 688 options and $16.77 to $27.94 for 614 options. The weighted-average remaining contractual life of the options is 6.1 years.

      Under a Shareholder Protection Rights Plan adopted by the Company, each share of outstanding common stock includes a right which entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for seventy five dollars. Rights attach to all new shares of commons stock whether newly issued or issued from treasury stock and become exercisable only under certain conditions involving actual or potential acquisitions of the Company’s common stock. Depending on the circumstances, all holders except the acquiring person may be entitled to 1) acquire such number of shares of Company common stock as have a market value at the time of twice the exercise price of each right, or 2) exchange a right for one share of Company common stock or one one-hundredth of a share of the Series A Junior Participating Preferred Stock, or 3) receive shares of the acquiring company’s common stock having a market value equal to twice the exercise price of each right. The rights remain in existence until ten years after the Distribution, unless they are redeemed (at one cent per right).

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except share data):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Numerator for basic earnings per common share — net income	$10,989	$(1,748)	$7,578
Impact of convertible debt interest and fees	662	—	—

Income applicable to common shareholders	$11,651	$(1,748)	$7,578
Denominator for basic earnings per common share — weighted average shares	13,128	12,997	12,956
Dilutive securities:
Employee stock options	357	407	60
Convertible debt	1,161	—	—

Denominator for diluted earnings per common share — adjusted weighted average shares	14,646	13,404	13,016

Diluted earnings (loss) per common share before cumulative effect of accounting change	$0.80	$0.40	$0.58
Cumulative effect of a change in accounting principle	—	(0.53)	—

Diluted earnings (loss) per common share	$0.80	$(0.13)	$0.58

      In 2003, 2002 and 2001, options to purchase 870, 992 and 1,489 shares of common stock, respectively, were not included in the computation of diluted net income per share because the exercise price was greater than the market price and the effect would have been antidilutive.

Note 9:	Related Party Activity

      In 2000, the Company entered into a sale/leaseback transaction with Cypress San Diego I, L.P. an affiliate of Cypress Equities, Inc. for its San Diego, California complex. A director of the Company is the managing member of Cypress Equities, Inc. See Note 6.

      In addition, the Company from time to time has engaged Cypress Equities, Inc. or its affiliates to provide brokerage services in connection with the leasing of commercial property or with the sale and leaseback of properties formerly owned by the Company. The amount of broker’s commissions paid to Cypress Equities for such services was $332 in 2001 (none in 2003 and 2002).

      As of February 1, 2004, there were no loans to officers. At February 2, 2003 an officer owed the Company $100, under the terms of a personal loan, which was non-interest bearing and payable on demand. This loan was in existence prior to the prohibition on loans to executive officers enacted under Section 402 of the Sarbanes-Oxley Act of 2002 and was therefore exempt from such prohibition. The loan was paid in full in April 2003.

Note 10:	Employee Benefit Plan

      The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Company contributions may range from 0 percent to 100 percent of employee contributions, up to a

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of 6 percent of eligible employee compensation, as defined. Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.

Note 11:	Contingencies

      The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

Note 12:	Acquisition of Toronto, Canada Complex

      On October 6, 2003, we completed the purchase of the Dave & Buster’s complex in Toronto, Canada from a party that operated the facility under a license agreement with us. The purchase price was $4,122, including $3,600 in cash plus the forgiveness of $523 in certain receivables due from the licensee. The purchase gave us the opportunity to expand our North American operations. The historical results of operations of the Toronto complex are not material to our consolidated results.

      Assets acquired and liabilities assumed have been recorded at their estimated fair values as determined by management. The following table summarizes the allocation of the purchase price (in thousands):

Current assets	$517
Property and equipment	4,750
Current liabilities	(1,145)

Total acquisition price	$4,122

Note 13:	Quarterly Financial Information (unaudited)

	Fiscal Year 2003 — Ended February 1, 2004

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
Total revenues	$91,587	$88,309	$82,882	$100,044
Income (loss) before provision for income taxes	4,619	2,218	(773)	10,586
Net income (loss)	3,049	1,464	(510)	6,986
Basic net income (loss) per share	$.23	$.11	$(.04)	$.54
Basic weighted average shares outstanding	13,090	13,116	13,144	13,161
Diluted net income per share	$.23	$.11	$(.04)	$.46
Diluted weighted average shares outstanding	13,283	13,458	13,144	15,944

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2002 — Ended February 2, 2003

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
Total revenues	$97,242	$92,150	$84,550	$99,810
Income (loss) before provision for income taxes and cumulative effect of a change in an accounting principle(2)	4,592	1,451	(2,759)	4,820
Income (loss) before cumulative effect of a change in an accounting principle	2,916	921	(1,670)	3,181
Cumulative effect of a change in an accounting principle	7,096	—	—	—
Net income (loss)(1)	(4,180)	921	(1,670)	3,181
Basic income (loss) per share before cumulative effect of a change in an accounting principle	$.22	$.07	$(.13)	$.25
Basic net (loss) from cumulative effect of a change in an accounting principle	$(.55)	—	—	—
Basic net income (loss)	$(.32)	$.07	$(.13)	$.25
Basic weighted average shares outstanding	12,971	12,986	13,003	13,029
Diluted income (loss) per share before cumulative effect of a change in an accounting principle	$.22	$.07	$(.13)	$.24
Diluted net (loss) from cumulative effect of a change in an accounting principle	$(.53)	—	—	—
Diluted net income (loss)	$(.31)	$.07	$(.13)	$.24
Diluted weighted average shares outstanding	13,307	13,435	13,460	13,219

(1)	In the first quarter of 2002, the Company adopted SFAS No. 142, which resulted in a charge of $7,096, to write off all of our recorded goodwill. The charge is presented as the cumulative effect of a change in accounting principle.

(2)	In the second quarter of 2002, as part of general and administrative expenses, the Company incurred $1,200 of transaction costs related to a proposed merger agreement with D&B Holdings and D&B Acquisition Sub.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Dave & Buster’s, Inc.

      We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. as of February 1, 2004 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. at February 1, 2004 and February 2, 2003 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2004, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Dallas, Texas

March 31, 2004

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Dave & Buster’s, Inc.

23	Independent Auditors’ Consent.

24	Power of Attorney (included on the Signature page of this report).

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.