Form 10-Q
period 2004-05-02
DAVE & BUSTERS INC
filed 2004-06-09
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MAY 2, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO .

Commission file number: 0-25858

DAVE & BUSTER’S, INC.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI (State of Incorporation)	43-1532756 (I.R.S. Employer Identification No.)

2481 Manana Drive Dallas, Texas (Address of Principle Executive Offices)	75220 (Zip Code)

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
Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of June 8, 2004 was 13,750,016 shares.

Dave & Buster’s, Inc.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	May 2,	May 4,
	2004	2003
Food and beverage revenues	$49,021	$47,664
Amusements and other revenues	45,945	43,923

Total revenues	94,966	91,587
Cost of revenues	17,721	16,671
Operating payroll and benefits	26,928	26,799
Other store operating expenses	29,592	28,192
General and administrative expenses	6,299	5,939
Depreciation and amortization expense	7,466	7,307

Total costs and expenses	88,006	84,908
Operating income	6,960	6,679
Interest expense, net	1,478	2,060

Income before provision for income taxes	5,482	4,619
Provision for income taxes	1,864	1,570

Net income	$3,618	$3,049

Net income per share — basic	$0.27	$0.23

Net income per share — diluted	$0.25	$0.23

Weighted average shares outstanding:
Basic	13,205	13,090
Diluted	16,192	13,264

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 2,	February 1,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$5,850	$3,897
Inventories	26,933	26,233
Prepaid expenses	4,669	2,709
Other current assets	1,619	2,518

Total current assets	39,071	35,357
Property and equipment, net	246,480	247,161
Other assets and deferred charges	13,125	13,371

Total assets	$298,676	$295,889

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,333	$3,333
Accounts payable	12,499	13,346
Accrued liabilities	13,776	12,898
Income taxes payable	1,984	2,889
Deferred income taxes	2,971	3,111

Total current liabilities	34,563	35,577
Deferred income taxes	13,620	13,620
Other liabilities	14,044	13,602
Long-term debt, less current installments	48,968	50,201
Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,250,783 and 13,181,284 shares issued and outstanding as of May 2, 2004 and February 1, 2004, respectively	133	132
Paid-in capital	119,569	118,669
Restricted stock awards	986	905
Retained earnings	68,639	65,029

	189,327	184,735
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	187,481	182,889

Total liabilities and stockholders’ equity	$298,676	$295,889

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(in thousands)

	Common Stock		Paid-in	Retained	Restricted	Treasury
	Shares	Amount	Capital	Earnings	Stock	Stock	Total
Balance, February 1, 2004	13,181	$132	$118,669	$65,029	$905	$(1,846)	$182,889
Net earnings	—	—	—	3,618	—	—	3,618
Stock option exercises	70	1	760	—	—	—	761
Tax benefit related to stock option exercises	—	—	140	—	—	—	140
Amortization of restricted stock awards	—	—	—	—	81	—	81
Other	—	—	—	(8)	—	—	(8)

Balance, May 2, 2004	13,251	$133	$119,569	$68,639	$986	$(1,846)	$187,481

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	May 2,	May 4,
	2004	2003
Cash flows from operating activities:
Income	$3,618	$3,049
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	7,466	7,307
Deferred income tax expense	(140)	(9)
Tax benefit related to stock options	140	—
Restricted stock awards	81	66
Warrants related to convertible debt	63	—
(Gain) loss on sale of assets	(43)	160
Other	29	—
Changes in operating assets and liabilities
Inventories	(700)	321
Prepaid expenses	(1,960)	(1,972)
Other current assets	899	313
Other assets and deferred charges	246	239
Accounts payable	(847)	(785)
Accrued liabilities	878	908
Income taxes payable	(905)	1,683
Other liabilities	442	451

Net cash provided by operating activities	9,267	11,731
Cash flows from investing activities:
Capital expenditures	(7,067)	(7,424)
Proceeds from sales of property and equipment	325	87

Net cash used in investing activities	(6,742)	(7,337)

Cash flows from financing activities:
Borrowings under long-term debt	1,500	1,750
Repayments of long-term debt	(2,833)	(5,875)
Proceeds from exercises of stock options	761	135

Net cash used in financing activities	(572)	(3,990)

Increase in cash and cash equivalents	1,953	404
Beginning cash and cash equivalents	3,897	2,530

Ending cash and cash equivalents	$5,850	$2,934

Supplemental disclosures of cash flow information:
Cash paid for income taxes – net of refunds	$2,747	$(113)
Cash paid for interest, net of amounts capitalized	$1,478	$1,659

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2004

(unaudited)

(dollars in thousands, except per share amounts and number of complexes)

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the name “Dave & Buster’s,” which are principally located in the United States and Canada. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 1, 2004 (including the notes thereto), set forth in Dave & Buster’s, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories –Food and beverage and merchandise inventories are reported at the lower of cost or market determined on a first-in, first-out method. Smallware supplies inventories, consisting of china, glassware and kitchen utensils, are capitalized at the store opening date, or when the smallware inventory is increased due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following:

	May 2,	February 1,
	2004	2004
Food and beverage	$1,772	$1,809
Merchandise	2,276	2,393
Smallware supplies	16,700	16,715
Other	6,185	5,316

	$26,933	$26,233

Preopening Costs –All start-up and preopening costs are expensed as incurred.

Property and Equipment – Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs capitalized during the construction of facilities in the first quarter of 2004 and 2003 were $73 and $26, respectively. Property and equipment, excluding most games are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent-declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Depreciable lives – Expenditures for new facilities and those that substantially increase the useful lives of the property, including interest during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions. The depreciable lives are as follows:

Property and Equipment
Buildings	40 years
Leasehold and building improvements	Shorter of 20 years or lease term
Furniture, fixtures and equipment	5 to 10 years
Games	5 years

Income Taxes – We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

Stock-Based Compensation – At May 2, 2004, we had two stock-based compensation plans covering employees and directors. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair value based method prescribed by SFAS No. 123. Our pro forma information is as follows:

	13 Weeks Ended
	May 2,	May 4,
	2004	2003
Net income as reported	$3,618	$3,049
Stock compensation expenses recorded under the intrinsic method, net of income taxes	81	66
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(196)	(236)

Pro forma net income	$3,503	$2,879

Basic earnings per common share, as reported	$0.27	$0.23
Diluted earnings per common share, as reported	$0.25	$0.23
Pro forma basic earnings per common share	$0.27	$0.22
Pro forma diluted earnings per common share	$0.22	$0.22

Foreign Currency Translation – The financial statements related to our operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at period-end exchange rates. Translation adjustments are included as a component of stockholders’ equity. Total currency loss adjustments recorded for the quarter ended May 2, 2004 were $8 and none for the first quarter of 2003.

Revenue Recognition – Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for 2004 and 2003 was $173 and $158, respectively.

Note 3:Long-term Debt

Long-term debt consisted of the following:

	May 2,	May 4,
	2004	2003
Revolving credit facility	$10,054	$6,500
Term loan A	13,334	22,026
Term loan B	—	35,143
Convertible subordinated notes	28,913	—

	52,301	63,669
Less current installments	3,333	8,300

Long-term debt, less current installments	$48,968	$55,369

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

On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45 million revolving credit facility and a $15 million term debt facility. The revolving credit facility may be used for borrowings or letters of credit. At May 2, 2004, we had $5,780 letters of credit outstanding, leaving $29,220 available for additional borrowings or letters of credit. Borrowings under the revolving credit facility and term debt facility bear interest at a floating rate based on the bank’s prime interest rate (4.00 percent at May 2, 2004) or the one-month EuroDollar (1.13 percent at May 2, 2004), plus in each case a margin based on financial performance. The interest rate was 3.88 percent at May 2, 2004.

The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the amended facility contains a minimum fixed charge coverage ratio, which must be achieved before additional store operating leases can be executed. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 16 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $38,755 at May 2, 2004 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded to mark the instrument to its fair market value through current operations. As a result of the swap agreement, we recorded additional interest expense of $422 and $456 in the first quarter of 2004 and 2003, respectively.

The following table sets forth the Company’s debt payments and convertible debt commitments:

	Payments Due by Period
	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	3,333	6,666	12,302	—	22,301

Total debt	$3,333	$6,666	$42,302	$—	$52,301

Note 4:Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 2,	May 4,
	2004	2003
Numerator for basic earnings per common share – net income	$3,618	$3,049
Impact of convertible debt interest and fees	333	—
Amortization of convertible debt warrants	42	—

Income applicable to common shareholders	$3,993	$3,049
Denominator for basic earnings per common share — weighted average shares	13,205	13,090
Dilutive securities:
Employee stock options/restricted stock	599	174
Convertible debt	2,321	—
Warrant shares	67	—

Denominator for diluted earnings per common share — adjusted weighted average shares	16,192	13,264

Diluted earnings per common share	$0.25	$0.23

Note 5: Contingencies

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

Note 6: Subsequent Events

On May 24, 2004, we announced that we had signed a definitive agreement with various operating subsidiaries of Jillian’s Entertainment Holdings, Inc. to acquire out of bankruptcy, the operating assets of nine of Jillian’s Holdings, Inc.’s restaurant/entertainment complexes and other related assets for approximately $27 million cash. Financing for the proposed transaction has been secured, which anticipates up to an additional $8 million being available for capital improvements to the Jillian’s locations.

The nine Jillian’s complexes are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania: Concord, North Carolina; Farmington, New York; Nashville, Tennessee; Houston, Texas: Arundel, Maryland; Scottsdale, Arizona and Westbury, New York. These nine restaurant/entertainment complexes range in size from 46,000-68,000 sq. ft. and employ approximately 2,100 people who are expected to be added to the present Dave & Buster’s team of over 6,000. These larger Jillian’s entertainment complexes are Dave & Buster’s most similar national competition. Dave & Buster’s would acquire the brand name and all trademarks of Jillian’s allowing it to operate these complexes under the Jillian’s brand.

The selling Jillian’s Entertainment Holdings, Inc. entities have filed a Chapter 11 bankruptcy petition in Louisville, Kentucky and the sale of these assets will be subject to the bankruptcy court’s approval. Pending approval, it is anticipated that the transaction would close sometime later this year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

Overview

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

Revenues – We derive revenues from food and beverage and amusement sales. Comparable store sales are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

The food component of our business represents approximately 34 percent of our revenue with a gross margin (revenues less cost of revenues) of around 74 percent. We introduced our new menu in October 2003 with selected price adjustments and will continue to monitor the market for potential price adjustments.

In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. This component is approximately 18 percent of our revenue with a gross margin of around 77 percent. In mid 2003, we expanded the promotional activity around the beverage component resulting in positive same store beverage sales. We expect to continue to leverage this component.

The amusement component offers traditional games of skill such as billiards and shuffleboard and the million dollar midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component represents approximately 48 percent of our revenue with a gross margin of around 89 percent. We invested in $2.9 million in new games in the first quarter of 2004 and will continue to add the latest in new games as they become available and prove to be attractive to our guests.

Special event business is a very important component in that we believe over 30 percent of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests and we have been very successful in turning this component of our business to positive same store performance.

Cost of revenues – Costs of revenues includes the cost of food, beverages and Winner’s Circle amusement items and currently average 18.7% of revenues. We strive to control our cost of revenues and thereby maintain or improve our gross margins. Our cost of revenues are driven by product mix and pricing movements from third party suppliers. In the first quarter of 2004, we began purchasing a number of our Winner’s Circle items direct from Asia, which we expect to reduce our overall amusement cost of revenues in the future.

Operating payroll and benefits – Operating payroll and benefits were 28.4% of revenue in the first quarter of 2004. Operating payroll and benefits expenses consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through scheduling refinements.

Other store operating expenses – Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows – Our primary source of cash flow is from net income and availability under our revolving credit facility.

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

Results of Operations

Revenues
The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Food and beverage	$49,021	$47,664	$1,357	2.8%
Amusement and other	45,945	43,923	2,022	4.6%

Total revenues	$94,966	$91,587	$3,379	3.7%

Number of comparable stores	31	28
Revenue from international licensees	$173	$158

The absolute dollar increase in revenues for the thirteen weeks ended May 2, 2004 is attributed to pricing increases and the acquisition of the Toronto complex in October, 2003 which contributed $2.4 million. Our revenue mix was 51.6 percent for food and beverage and 48.4 percent for amusements and other for the first quarter of 2004. This compares to 52.0 and 48.0 percent, respectively, for 2003.

Cost of Revenues
The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Total cost of revenues	$17,721	$16,671	$1,050	6.3%
Percentage of total revenues	18.6%	18.2%

During the thirteen weeks ended May 2, 2004, the absolute dollar increase of $1 million included $0.6 million from the acquisition of the Toronto complex. In mid 2003, we expanded the beverage component of promotional activity resulting in positive comparable store sales with a corresponding increase in costs.

Operating Payroll and Benefits
The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Total operating payroll and benefits	$26,928	$26,799	$129	0.5%
Percentage of total revenues	28.3%	29.3%

During the thirteen weeks ended May 2, 2004, the absolute dollar increase of $0.1 million included $0.7 million from the acquisition of the Toronto complex in October, 2003 offset by a decrease in costs in existing stores attributable to scheduling refinements implemented early in 2003.

Operating payroll and benefits as a percentage of total revenues is down 1% due to the overall increase in revenues and such a small movement in absolute dollars.

Other Store Operating Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Other store operating expenses	$29,592	$28,192	$1,400	5.0%
Percentage of total revenues	31.2%	30.8%

The increase in both absolute dollars and as a percentage of revenues were impacted by the acquisition of the Toronto complex in October, 2003 contributing $816 and higher occupancy costs for the thirteen week period ended May 2, 2004.

General and Administrative Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
General and administrative	$6,299	$5,939	$360	6.0%
Percentage of total revenues	6.6%	6.5%
Average headcount	156	148	8	5.4%

The increase in absolute dollars and as a percentage of revenues was attributed to higher employee compensation and benefits.

Depreciation and Amortization Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Depreciation and amortization	$7,466	$7,307	$159	2.2%
Percentage of total revenues	7.9%	8.0%

The increase in depreciation expense is attributed to the acquisition of the Toronto complex in October 2003.

Interest Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expenses:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Interest expense	$1,478	$2,060	$(582)	(28.3)%
Percentage of total revenues	1.6%	2.3%

The decrease in interest expense in both absolute dollars and as a percentage of revenues is directly attributed to restructure of the debt facility and the reduction of the outstanding debt.

Provision for Income Taxes
The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	13 weeks ended
	May 2,	May 4
	2004	2003	2004 vs. 2003
			$	%
Income tax expense	$1,864	$1,570	$294	18.8%
Percentage of total revenues	2.0%	1.7%
Effective tax rate	34.0%	34.0%

The effective tax rate for the 13 weeks ended May 2, 2004 remained at 34% as compared to the same period in the prior year.

Liquidity and Capital Resources

Operating cash flows

13 weeks ended
May 2,	May 4
2004	2003	2004 vs. 2003
		$	%
$9,267	$11,731	$(2,464)	(21.0)%

The decrease in net cash provided by operating activities is primarily attributed to payments of $2.8 million for prior year estimated federal and state taxes.

Investing cash flows

13 weeks ended
May 2,	May 4
2004	2003	2004 vs. 2003
		$	%
$(6,742)	$(7,337)	$595	8.1%

The investing activities for 2004 included over $2.9 million in games, initial construction cost for the new store opening in Santa Anita, California in October, 2004 and normal capital expenditures at previously existing stores.

Financing cash flows

13 weeks ended
May 2,	May 4
2004	2003	2004 vs. 2003
		$	%
$(572)	$(3,990)	$3,418	85.7%

The movement in net cash used in financing activities in 2004 compared to 2003 is attributed to net long-term debt payments of $1,333 in 2004 down from $4,125 in 2003.

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

On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45,000 revolving credit facility and a $15,000 term debt facility. Borrowings under the revolving credit facility and the term credit facility bear interest at a floating rate based on the bank’s prime interest rate (4 percent at May 2, 2004) or the one-month EuroDollar (1.13 percent at May 2, 2004), plus in each case a margin based on financial performance. The interest rate was 3.88 percent at May 2, 2004.

The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the amended facility contains a minimum fixed charge coverage ratio, which must be achieved before additional store operating leases can be executed. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 16 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. At May 2, 2004, $29,220 was available under the revolving credit facility. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $38,755 at May 2, 2004 is fixed at 5.44 percent. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. As a result of the swap agreement, we recorded additional interest expense of $422 and $456 in the first quarter of 2004 and 2003, respectively.

The market risks associated with the amended agreements are mitigated because increased interest payments under the agreement resulting from reductions in the EuroDollar interest rate are partially offset by a reduction in interest expense under the debt obligation.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the Company’s contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Long-term convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	3,333	6,666	12,302	—	22,301
Operating leases under sale/leaseback transactions	4,016	8,279	8,513	57,508	78,316
Other operating leases	21,552	41,313	39,399	219,772	322,036
Other	248	33	—	—	281

Total	$29,149	$56,291	$90,214	$277,280	$452,934

The convertible debt for years 4-5 includes the non-cash conversion of $30,000 at maturity in August 2008. As of May 2, 2004, we have $5,780 in Letters of Credit commitments associated with our insurance policies.

Subsequent Events

On May 24, 2004, we announced that we had signed a definitive agreement with various operating subsidiaries of Jillian’s Entertainment Holdings, Inc. to acquire out of bankruptcy, the operating assets of nine of Jillian’s Holdings, Inc.’s restaurant/entertainment complexes and other related assets for approximately $27 million cash. Financing for the proposed transaction has been secured, which anticipates up to an additional $8 million being available for capital improvements to the Jillian’s locations.

The nine Jillian’s complexes are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania: Concord, North Carolina; Farmington, New York; Nashville, Tennessee; Houston, Texas: Arundel, Maryland; Scottsdale, Arizona and Westbury, New York. These nine restaurant/entertainment complexes range in size from 46,000-68,000 sq. ft. and employ approximately 2,100 people who are expected to be added to the present Dave & Buster’s team of over 6,000. These larger Jillian’s entertainment complexes are Dave & Buster’s most similar national competition. Dave & Buster’s would acquire the brand name and all trademarks of Jillian’s allowing it to operate these complexes under the Jillian’s brand.

The selling Jillian’s Entertainment Holdings, Inc. entities have filed a Chapter 11 bankruptcy petition in Louisville, Kentucky and the sale of these assets will be subject to the bankruptcy court’s approval. Pending approval, it is anticipated that the transaction would close sometime later this year.

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

We are also subject to market risk related to our complex in Canada. We have $4,669 debt denominated in Canadian dollars and have market risk exposure to fluctuations in foreign exchange rates, but that risk has not been material. The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from February 1, 2004 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar equivalent of foreign currency denominated net income and would be insignificant.

Item 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of May 2, 2004. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of May 2, 2004 Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended May 2, 2004. Based on such evaluation, such officers have determined that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

(b) Reports on Form 8-K

We filed the following report on Form 8-K during the first quarter ended May 2, 2004:

Form 8-K dated April 7, 2004 reporting the Company’s issuance of a news release regarding the results of our fourth quarter and fiscal year ended February 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dave & Buster’s, Inc. a Missouri corporation
Date:June 9, 2004	By:	/s/ William C. Hammett, Jr.
William C. Hammett, Jr.,
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.