Form 10-Q
period 2004-08-01
DAVE & BUSTERS INC
filed 2004-09-10
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE QUARTER ENDED AUGUST 1, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSACTION PERIOD FROM ________ TO ________.

Commission file number: 0-25858

_________________________

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
Yes ☑ No ☐

     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of September 7, 2004 was 13,747,949 shares.

Dave & Buster’s, Inc.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Food and beverage revenues	$47,030	$45,613	$96,051	$93,277
Amusements and other revenues	42,814	42,696	88,759	86,619

Total revenues	89,844	88,309	184,810	179,896
Cost of revenues	17,283	16,544	35,004	33,215
Operating payroll and benefits	25,545	25,951	52,473	52,750
Other store operating expenses	29,123	28,058	58,715	56,250
General and administrative expenses	5,800	6,396	12,096	12,335
Depreciation and amortization expense	7,417	7,394	14,883	14,701
Preopening costs	136	—	139	—

Total costs and expenses	85,304	84,343	173,310	169,251

Operating income	4,540	3,966	11,500	10,645
Interest expense, net	1,102	1,748	2,580	3,808

Income before provision for income taxes	3,438	2,218	8,920	6,837
Provision for income taxes	1,214	754	3,078	2,324

Net income	$2,224	$1,464	$5,842	$4,513

Net income per share - basic	$0.17	$0.11	$0.44	$0.34

Net income per share - diluted	$0.16	$0.11	$0.40	$0.34

Weighted average shares outstanding:
Basic	13,319	13,116	13,262	13,103
Diluted	16,486	13,458	16,376	13,383

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	August 1,	February 1,
	2004	2004
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,037	$3,897
Inventories	26,400	26,233
Prepaid expenses	4,291	2,709
Other current assets	1,647	2,518

Total current assets	37,375	35,357
Property and equipment, net	248,517	247,161
Other assets and deferred charges	14,431	13,371

Total assets	$300,323	$295,889

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,333	$3,333
Accounts payable	13,853	13,346
Accrued liabilities	13,827	12,898
Income taxes payable	882	2,889
Deferred income taxes	2,617	3,111

Total current liabilities	34,512	35,577
Deferred income taxes	12,116	13,620
Other liabilities	15,088	13,602
Long-term debt, less current installments	47,167	50,201
Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,376,449 and 13,181,284 shares issued and outstanding as of August 1, 2004 and February 1, 2004, respectively	134	132
Paid-in capital	121,167	118,669
Restricted stock awards	1,124	905
Retained earnings	70,861	65,029

	193,286	184,735
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	191,440	182,889

Total liabilities and stockholders’ equity	$300,323	$295,889

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(In thousands)

	Common Stock		Paid-in	Retained	Restricted	Treasury
	Shares	Amount	Capital	Earnings	Stock	Stock	Total
Balance, February 1, 2004	13,181	$132	$118,669	$65,029	$905	$(1,846)	$182,889
Net income	—	—	—	5,842	—	—	5,842
Stock option exercises	195	2	2,005	—	—	—	2,007
Tax benefit related to stock option exercises	—	—	493	—	—	—	493
Amortization of restricted stock awards	—	—	—	—	219	—	219
Other	—	—	—	(10)	—	—	(10)

Balance, August 1, 2004	13,376	$134	$121,167	$70,861	$1,124	$(1,846)	$191,440

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	26 Weeks Ended
	August 1,	August 3,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$5,842	$4,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,883	14,701
Deferred income tax benefit	(1,998)	(52)
Tax benefit related to stock options	493	52
Restricted stock awards	219	149
Warrants related to convertible debt	128	—
(Gain) loss on sale of assets	(47)	72
Changes in operating assets and liabilities
Inventories	(167)	1,036
Prepaid expenses	(1,582)	(144)
Other current assets	871	(29)
Other assets and deferred charges	(1,066)	281
Accounts payable	507	(1,255)
Accrued liabilities	929	690
Income taxes payable	(2,007)	2,286
Other liabilities	1,485	934

Net cash provided by operating activities	18,490	23,234
Cash flows from investing activities:
Capital expenditures	(16,580)	(13,718)
Proceeds from sales of property and equipment	390	245

Net cash used in investing activities	(16,190)	(13,473)

Cash flows from financing activities:
Borrowings under long-term debt	3,250	5,250
Repayments of long-term debt	(6,417)	(11,700)
Proceeds from exercises of stock options	2,007	368

Net cash used in financing activities	(1,160)	(6,082)

Increase in cash and cash equivalents	1,140	3,679
Beginning cash and cash equivalents	3,897	2,530

Ending cash and cash equivalents	$5,037	$6,209

Supplemental disclosures of cash flow information:
Cash paid for income taxes – net of refunds	$6,565	$38
Cash paid for interest, net of amounts capitalized	$2,097	$3,425

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2004

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

Inventories –Food, beverage and merchandise inventories are reported at the lower of cost or market determined on a first-in, first-out method. Smallware supplies inventories, consisting of china, glassware and kitchen utensils are capitalized at the store opening date, or when additions to the smallware inventory are necessary due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following:

	August 1,	February 1,
	2004	2004
Food and beverage	$1,718	$1,809
Merchandise	2,040	2,393
Smallware supplies	16,875	16,715
Other	5,767	5,316

	$26,400	$26,233

Preopening Costs –All start-up and preopening costs are expensed as incurred.

Property and Equipment – Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs capitalized during the construction of facilities in the second quarter of 2004 and 2003 were $189 and $30, respectively. Property and equipment, excluding most games are depreciated on the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent-declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

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

Stock-Based Compensation – At August 1, 2004, we had two stock-based compensation plans covering employees and directors. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income and net income per share as if we had adopted the fair value based method prescribed by SFAS No. 123. Our pro forma information is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Net income as reported	$2,224	$1,464	$5,842	$4,513
Stock compensation expenses recorded under the intrinsic method, net of income taxes	91	55	144	98
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(195)	(220)	(391)	(442)

Pro forma net income	$2,120	$1,299	$5,595	$4,169

Basic earnings per common share, as reported	$0.17	$0.11	$0.44	$0.34
Diluted earnings per common share, as reported	$0.16	$0.11	$0.40	$0.34
Pro forma basic earnings per common share	$0.16	$0.10	$0.42	$0.32
Pro forma diluted earnings per common share	$0.15	$0.10	$0.39	$0.32

Foreign Currency Translation – The financial statements related to the operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at period-end exchange rates. Translation adjustments are included as a component of stockholders’ equity. Total currency loss adjustments recorded for the quarter and the year ended August 1, 2004 were $2 and $10, respectively. There were none for 2003.

Revenue Recognition – Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the second quarter of 2004 and 2003 was $106 and $79, respectively. Revenue from international licensees for year-to-date 2004 and 2003 was $279 and $237, respectively.

Note 3:Long-term Debt

Long-term debt consisted of the following:

	August 1,	August 3,
	2004	2003
Revolving credit facility	$9,022	$6,250
Term loan A	12,500	20,051
Term loan B	—	35,043
Convertible subordinated notes	28,978	—

	50,500	61,344
Less current installments	3,333	9,075

Long-term debt, less current installments	$47,167	$52,269

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

On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45 million revolving credit facility and a $15 million term debt facility. The revolving credit facility may be used for borrowings or letters of credit. At August 1, 2004, we had $5,780 letters of credit outstanding, leaving $30,220 available for additional borrowings or letters of credit. Borrowings under the revolving credit facility and term debt facility bear interest at a floating rate based on the bank’s prime interest rate (4.25 percent at August 1, 2004) or the one-month EuroDollar (1.47 percent at August 1, 2004), plus, in each case, a margin based on financial performance. The interest rate was 3.72 percent at August 1, 2004.

The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a minimum consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the amended facility contains a minimum fixed charge coverage ratio, which must be achieved before additional store operating leases can be executed. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 16 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $36,180 at August 1, 2004 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded to mark the instrument to its fair market value through current operations. As a result of the swap agreement, we recorded additional interest expense of $418 and $478 in the second quarter of 2004 and 2003, respectively. The recorded additional interest expense was $861 for the twenty-six weeks ended August 1, 2004 compared to $934 for the 26 weeks ended August 3, 2003.

The following table sets forth the Company’s debt payments and convertible debt commitments (excluding interest):

	Payments Due by Period
	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	3,333	6,666	11,502	—	21,501

Total debt	$3,333	$6,666	$41,502	$—	$51,501

Note 4: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Numerator for basic earnings per common share – net income	$2,224	$1,464	$5,842	$4,513
Impact of convertible debt interest and fees	330	—	660	—
Amortization of convertible debt warrants	42	—	84	—

Income applicable to common shareholders	$2,596	$1,464	$6,586	$4,513
Denominator for basic earnings per common share - weighted average shares	13,319	13,116	13,262	13,103
Dilutive securities:
Employee stock options/restricted stock	702	342	685	280
Convertible debt	2,321	—	2,321	—
Warrant shares	144	—	108	—

Denominator for diluted earnings per common share - adjusted weighted average shares	16,486	13,458	16,376	13,383

Diluted earnings per common share	$0.16	$0.11	$0.40	$0.34

Note 5: Contingencies

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions currently pending and any potential claims of which management has received notice will not materially affect the consolidated results of operations or financial condition of the Company.

Note 6: Proposed Acquisition of Certain Assets of Jillian’s Entertainment Holdings, Inc.

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

The selling Jillian’s Entertainment Holdings, Inc. entities have filed a Chapter 11 bankruptcy petition in Louisville, Kentucky and the sale of these assets will be subject to the bankruptcy court’s approval. Additional bidders may present qualified bids by September 14, 2004. An auction of these assets has been set for September 21, 2004 with court approval currently scheduled for September 23, 2004. If we emerge as the successful bidder and pending approval of the court, it is anticipated that the transaction would close sometime later this year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

Overview

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

Revenues – We derive revenues from food, beverage and amusement sales. Comparable store sales are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

The food component of our business represents approximately 35 percent of our revenue with a gross margin (revenues less cost of revenues) of around 75 percent. We continually monitor the market for new menu options and evaluate our ability to adjust prices where competitively appropriate. In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. This component is approximately 17 percent of our revenue with a gross margin of around 77 percent. The promotional activity around the beverage component continues to result in positive same store beverage sales.

The amusement component offers traditional games of skill such as billiards and shuffleboard and the million dollar midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component represents approximately 46 percent of our revenue with a gross margin of around 88 percent. We invested $1.0 million in new games in the second quarter of 2004 and $4 million for 2004 year-to-date. We will continue to add the latest in new games as they become available and prove to be attractive to our guests.

Special event business is a very important component in that we believe over 30 percent of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this segment through our in-store sales teams.

Cost of revenues – Costs of revenues includes the cost of food, beverages and Winner’s Circle amusement items currently average 18.9 percent of revenues year to date. We strive to control our cost of revenues and thereby maintain or improve our gross margins. Our cost of revenues are driven by product mix and pricing movements from third party suppliers. In the first quarter of 2004, we began purchasing a number of our Winner’s Circle items direct from Asia, which we expect to reduce our overall amusement cost of revenues in the future.

Operating payroll and benefits – Operating payroll and benefits were 28.4 percent of revenue for both the second quarter of 2004 and year-to-date 2004. Operating payroll and benefits expenses consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through variable labor scheduling refinements.

Other store operating expenses – Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows – Our primary source of cash flow is from net income and availability under our revolving credit facility.

Quarterly Fluctuations, Seasonality, and Inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation and results of our business in the future with historically anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are expected to be partially offset by selected menu price increases. We believe that low inflation rates in our market areas have contributed to reasonably stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue or that the Federal minimum wage rate will not increase.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Food and beverage	$47,030	$45,613	$1,417	3.1%	$96,051	$93,277	$2,774	3.0%
Amusement and other	42,814	42,696	118	0.3%	88,759	86,619	2,140	2.5%

Total revenues	$89,844	$88,309	$1,535	1.7%	$184,810	$179,896	$4,914	2.7%

Number of comparable stores	33	32			33	32
Revenue from international licensees	$106	$79			$279	$237

The absolute dollar increase in revenues for the thirteen weeks ended August 1, 2004 is attributed to pricing increases and the acquisition of the Toronto complex in October, 2003 which contributed $1.8 million. Our revenue mix was 52.3 percent for food and beverage and 47.7 percent for amusements and other for the second quarter of 2004. This compares to 51.7 and 48.3 percent, respectively, for the second quarter of 2003.

Our revenue mix for the twenty-six week period ending August 1, 2004 was 52.0 percent for food and beverage and 48.0 percent for amusements and other. This compares to 51.9 percent and 48.1 percent, respectively, for the twenty-six weeks ended August 3, 2003. The absolute dollar increase in revenues for 2004 year-to-date is primarily attributed to $4.3 million from the acquisition of the Toronto complex in October 2003 and for selected menu price increases instituted during the period.

Cost of Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Total cost of revenues	$17,283	$16,544	$739	4.5%	$35,004	$33,215	$1,789	5.4%
Percentage of total revenues	19.2%	18.7%			18.9%	18.5%

The absolute dollar increase of $0.7 million for the thirteen week period includes $0.4 million related to the acquisition of the Toronto complex in October 2003. For the thirteen week period, cost of revenues was 19.2% compared to 18.7% in 2003. Food costs were flat while beverage and amusement costs were up 80 and 90 basis points, respectively.

The absolute dollar increase of $1.8 million for the twenty-six week period includes $1.0 million related to the acquisition of the Toronto complex in October 2003. For the twenty-six week period, food costs were up 40 basis points, beverage costs were up 100 basis points and amusement costs were up 90 basis points. The food cost increase was driven by higher dairy and vegetable oil based product costs. Our beverage cost increase continues to be driven by the promotional aspects of our happy hour activities.

Operating Payroll and Benefits

The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Total operating payroll and benefits	$25,545	$25,951	$(406)	(1.6)%	$52,473	$52,750	$(277)	(0.5)%
Percentage of total revenues	28.4%	29.4%			28.4%	29.3%

For the thirteen and twenty-six week periods ending August 1, 2004, the decreases in operating payroll and benefits both as a percentage of total revenues and in absolute dollar costs are primarily attributed to results from our continued variable labor scheduling refinements. The Toronto complex acquired in October 2003 incurred payroll and benefit costs of $0.6 million and $1.3 million for the thirteen and twenty-six week periods, respectively.

Other Store Operating Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Total store operating expenses	$29,123	$28,058	$1,065	3.8%	$58,715	$56,250	$2,465	4.4%
Percentage of total revenues	32.4%	31.8%			31.8%	31.2%

The increase in both absolute dollars and as a percentage of revenues was impacted by the acquisition of the Toronto complex in October 2003 and higher occupancy costs for the thirteen and twenty-six week periods ending August 1, 2004.

General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Total general and administrative expenses	$5,800	$6,396	$(596)	(9.3)%	$12,096	$12,335	$(239)	(1.9)%
Percentage of total revenues	6.5%	7.2%			6.5%	6.9%
Average headcount	160	150	10	6.7%	159	151	8	5.3%

The decrease in absolute dollars and as a percentage of revenues was attributed to a decline in professional services related to prior year efficiency studies and our proxy contest offset by higher employee compensation and benefits for the thirteen and twenty-six week periods ending August 1, 2004.

Depreciation and Amortization Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Total depreciation and amortization expenses	$7,417	$7,394	$23	0.3%	$14,883	$14,701	$182	1.2%
Percentage of total revenues	8.3%	8.4%			8.1%	8.2%

The increase in depreciation expense is attributed to the acquisition of the Toronto complex in October 2003 for both the thirteen and twenty-six week period ending August 1, 2004.

Interest Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expenses:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Interest expense	$1,102	$1,748	$(646)	(37.0)%	$2,580	$3,808	$(1,228)	(32.2)%
Percentage of total revenues	1.2%	2.0%			1.4%	2.1%

The decrease in interest expense in both absolute dollars and as a percentage of revenues is directly attributed to amending our senior debt credit facility in October 2003 and the reduction of the outstanding debt for both the thirteen and twenty-six week periods ending August 1, 2004.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	13 weeks ended				26 weeks ended
	August 1,	August 3,			August 1,	August 3,
	2004	2003	2004 vs. 2003		2004	2003	2004 vs. 2003
			$	%			$	%
Income tax expense	$1,214	$754	$460	61.0%	$3,078	$2,324	$754	32.4%
Percentage of total revenues	1.4%	0.8%			1.7%	1.3%
Effective tax rate	35.3%	34.0%			34.5%	34.0%

The effective tax rate for the twenty-six weeks ended August 1, 2004 increased 0.5 percent to 34.5 percent representing an increase in the estimated annual effective tax rate due to higher state taxes .

Liquidity and Capital Resources

Operating cash flows

26 weeks ended
August 1,	August 3,
2004	2003	2004 vs. 2003
		$	%
$18,490	$23,234	$(4,744)	(20.4)%

The decrease in net cash provided by operating activities is primarily attributed to an increase of $4.3 million in payments for prior and current year estimated federal and state taxes.

Investing cash flows

26 weeks ended
August 1,	August 3,
2004	2003	2004 vs. 2003
		$	%
$(16,190)	$(13,473)	$(2,717)	20.2%

The $2.7 million increase in investing activities for 2004 is related to the initial construction cost for the new store opening in Santa Anita, California in October 2004.

Financing cash flows

26 weeks ended
August 1,	August 3,
2004	2003	2004 vs. 2003
		$	%
$(1,160)	$(6,082)	$4,922	(80.9)%

The movement in net cash used in financing activities in 2004 compared to 2003 is due to a decrease of $3.3 million in net long-term debt payments and $1.6 million additional proceeds from the exercise of stock options.

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

On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45,000 revolving credit facility and a $15,000 term debt facility. Borrowings under the revolving credit facility and the term credit facility bear interest at a floating rate based on the bank’s prime interest rate (4.25 percent at August 1, 2004) or the one-month EuroDollar (1.47 percent at August 1, 2004), plus, in each case, a margin based on financial performance. The interest rate was 3.72 percent at August 1, 2004.

The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a minimum consolidated tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the amended facility contains a minimum fixed charge coverage ratio, which must be achieved before additional store operating leases can be executed. Any outstanding borrowings under the revolving credit facility are due at maturity on April 29, 2008. Borrowings under the term debt facility are repayable in 16 consecutive quarterly payments of $833 with the final payment due on April 29, 2008. At August 1, 2004, $30,220 was available under the revolving credit facility. The fair market value of our long-term debt approximates its carrying value.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $36,180 at August 1, 2004 is fixed at 5.44 percent. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. As a result of the swap agreement, we recorded additional interest expense of $418 and $478 in the second quarter of 2004 and 2003, respectively. Additional interest expense of $861 was incurred for the twenty-six weeks ended August 1, 2004 compared to $934 for the twenty-six weeks ended August 3, 2003.

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

The selling Jillian’s Entertainment Holdings, Inc. entities have filed a Chapter 11 bankruptcy petition in Louisville, Kentucky and the sale of these assets will be subject to the bankruptcy court’s approval. Additional bidders may present qualified bids by September 14, 2004. An auction of these assets has been set for September 21, 2004 with court approval currently scheduled for September 23, 2004. If we emerge as the successful bidder and pending approval of the court, it is anticipated that the transaction would close sometime later this year.

We are constructing one new complex in 2004 and we will continue to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over the long term. We believe that available cash and cash flow from operations, together with borrowings under the credit facility, will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors. We may not generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future capital in a sufficient amount or on acceptable terms, to enable us to service our indebtedness or to fund our other liquidity needs.

Contractual Obligations and Commercial Commitments

The following tables set forth the Company’s contractual obligations and commercial commitments (excluding interest):

	Payments Due by Period
	1 Year	2-3	4-5	After 5
Contractual Obligations	or less	Years	Years	Years	Total
Long-term convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	3,333	6,666	11,502	—	21,501
Operating leases under sale/leaseback transactions	4,028	8,322	8,536	56,435	77,321
Other operating leases	21,229	41,005	39,421	214,790	316,445
Other	219	—	—	—	219

Total	$28,809	$55,993	$89,459	$271,225	$445,486

The convertible debt for years 4-5 includes the non-cash conversion of $30,000 at maturity in August 2008. As of August 1, 2004, we have $5,780 in letters of credit commitments associated with our insurance policies.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

Certain information contained in this quarterly report on Form 10-Q constitutes forward-looking statements within the Private Securities Litigation Reform Act of 1995. Forward-looking statements set forth information regarding our expectations, beliefs, intentions, plans, projections, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitations, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “believes,” “intends,” “should,” or comparable terms or the negative thereof. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to: our ability to open new high-volume restaurant/ entertainment complexes; our ability to raise and access sufficient capital in the future; changes in consumer preferences, general economic conditions or consumer discretionary spending; the outbreak or continuation of war or other hostilities involving the United States; potential fluctuation in our quarterly operating results due to seasonality and other factors; the continued service of key management personnel; our ability to attract, motivate and retain qualified personnel; the impact of federal, state or local government regulations relating to our personnel or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in our industry; additional costs associated with compliance with the Sarbanes-Oxley Act and related regulations and requirements; and other risk factors described from time to time in our reports filed with the SEC.

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

We are also subject to market risk related to our complex in Canada. We have $4.7 million debt denominated in Canadian dollars and have market risk exposure to fluctuations in foreign exchange rates, but that risk has not been material. The result of an immediate 10 percent devaluation of the U.S.

dollar in 2004 from February 1, 2004 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar equivalent of foreign currency denominated net income and would be insignificant.

Item 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of August 1, 2004. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of August 1, 2004 Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended August 1, 2004. Based on such evaluation, such officers have determined that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)-(b) At the Company’s Annual Meeting of Shareholders on June 8, 2004, the following persons were elected as directors for a term of three years:

Class III
Allen J. Bernstein, Walter J. Humann, David B. Pittaway

     The following directors continued their terms of office as directors of the Company after the Annual Meeting:

Class I	Class II

David O. Corriveau	James W. Corley
Mark A. Levy	Peter A. Edison
Christopher C. Maguire	Patricia P. Priest

(c) The following matters were voted upon at the Annual Meeting:

1. Directors:

	For	Withheld
Allen J. Bernstein	9,702,775	1,580,314
Walter J. Humann	10,265,073	1,018,016
David B. Pittaway	9,550,752	1,732,337

2.	Ratification of Ernst & Young, LLP as auditors for the Company’s 2004 fiscal year:

For	Against	Withheld
10,989,430	287,995	5,664

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Exhibits

12   Computation of Ratio of Earnings to Fixed Charges.

31   Rule 13a-14(a)/15d-14(a) Certifications.

32   Section 1350 Certifications.

(b)	Reports on Form 8-K

We filed the following reports on Form 8-K during the second quarter ended August 1, 2004:

Form 8-K dated May 25, 2004 reporting the Company’s issuance of a news release regarding the signing of a definitive agreement to purchase the assets and business of nine Jillian’s stores from various subsidiaries of Jillian’s Entertainment Holding, Inc. for approximately $27 million cash.

Form 8-K dated June 7, 2004 reporting the Company’s issuance of a news release regarding the results of our first quarter ended May 2, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dave & Buster’s, Inc. a Missouri corporation

Date: September 9, 2004	By:	/s/ William C. Hammett, Jr.

William C. Hammett, Jr., Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.