Form 10-Q
period 2004-10-31
DAVE & BUSTERS INC
filed 2004-12-10
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED OCTOBER 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ___TO ___.

Commission file number: 0-25858

DAVE & BUSTER’S, INC.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI (State of Incorporation)	43-1532756 (I.R.S. Employer Identification No.)

2481 Manana Drive Dallas, Texas (Address of Principle Executive Offices)	75220 (Zip Code)

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

☑	Yes No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑	Yes No ☐

     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of December 7, 2004 was 13,755,116 shares.

Dave & Buster’s, Inc.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Food and beverage revenues	$45,395	$44,446	$141,446	$137,723
Amusements and other revenues	38,648	38,436	127,407	125,054

Total revenues	84,043	82,882	268,853	262,777
Cost of revenues	16,027	15,901	51,031	49,116
Operating payroll and benefits	24,703	25,570	77,176	78,322
Other store operating expenses	28,074	27,346	86,789	83,591
General and administrative expenses	6,257	5,595	18,353	17,931
Depreciation and amortization expense	7,333	7,441	22,216	22,142
Preopening costs	876	—	1,015	—

Total costs and expenses	83,270	81,853	256,580	251,102

Operating income	773	1,029	12,273	11,675
Interest expense, net	832	1,802	3,412	5,610

Income (loss) before provision for income taxes	(59)	(773)	8,861	6,065
Provision (Benefit) for income taxes	(21)	(263)	3,057	2,062

Net income (loss)	$(38)	$(510)	$5,804	$4,003

Net income (loss) per share — basic	$0.00	$(0.04)	$0.44	$0.31

Net income (loss) per share — diluted	$0.00	$(0.04)	$0.42	$0.31

Weighted average shares outstanding:
Basic	13,381	13,144	13,302	13,117
Diluted	13,381	13,144	16,460	14,218

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	February 1,
	2004	2004
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,593	$3,897
Inventories	27,871	26,233
Prepaid expenses	4,168	2,709
Other current assets	1,301	2,518

Total current assets	38,933	35,357
Property and equipment, net	253,202	247,161
Other assets and deferred charges	16,469	13,371

Total assets	$308,604	$295,889

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,333	$3,333
Accounts payable	13,700	13,346
Accrued liabilities	15,546	12,898
Income taxes payable	356	2,889
Deferred income taxes	2,586	3,111

Total current liabilities	35,521	35,577
Deferred income taxes	12,115	13,620
Other liabilities	17,763	13,602
Long-term debt, less current installments	51,406	50,201
Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,387,116 and 13,181,284 shares issued and outstanding as of October 31, 2004 and February 1, 2004, respectively	134	132
Paid-in capital	121,299	118,669
Restricted stock awards	1,291	905
Accumulated other comprehensive income	98	¯
Retained earnings	70,823	65,029

	193,645	184,735
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	191,799	182,889

Total liabilities and stockholders’ equity	$308,604	$295,889

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(In thousands)

						Accumulated
						Other
	Common	Stock	Paid-in	Retained	Restricted	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Stock	Total
Balance, February 1, 2004	13,181	$132	$118,669	$65,029	$905	—	$(1,846)	$182,889
Net income	—	—	—	5,804	—	—	—	5,804
Stock option exercises	206	2	2,104	—	—	—	—	2106
Tax benefit related to stock option exercises	—	—	525	—	—	—	—	525
Amortization of restricted stock awards	—	—	—	—	386	—	—	386
Unrealized foreign currency translation gain	—	—	—	—	—	98	—	98
Other	—	—	1	(10)	—	—	—	-9

Balance, October 31, 2004	13,387	$134	$121,299	$70,823	$1,291	$98	$(1,846)	$191,799

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	39 Weeks Ended
	October 31,	November 2,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$5,804	$4,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,216	22,142
Deferred income tax benefit	(2,029)	(66)
Tax benefit related to stock options	525	—
Restricted stock awards	386	237
Warrants related to convertible debt	191	—
Gain on sale of assets	(68)	(3)
Other	208	—
Changes in operating assets and liabilities Inventories
Inventories	(1,638)	95
Prepaid expenses	(1,459)	(1,260)
Other current assets	1,303	863
Other assets and deferred charges	1,549	(3,946)
Accounts payable	354	(3,082)
Accrued liabilities	2,647	557
Income taxes payable	(2,533)	1,387
Other liabilities	4,161	2,262

Net cash provided by operating activities	31,617	23,189
Cash flows from investing activities:
Capital expenditures	(28,721)	(18,919)
Business acquisition	(4,742)	(3,600)
Proceeds from sales of property and equipment	519	439
Other investing activities	86	—

Net cash used in investing activities	(32,858)	(22,080)

Cash flows from financing activities:
Borrowings under long-term debt	7,250	40,560
Repayments of long-term debt	(6,417)	(43,350)
Proceeds from exercises of stock options	2,104	533
Convertible debt warrants net of amortization		1,102

Net cash provided by (used in) financing activities	2,937	(1,155)

Increase (decrease) in cash and cash equivalents	1,696	(46)
Beginning cash and cash equivalents	3,897	2,530

Ending cash and cash equivalents	$5,593	$2,484

Supplemental disclosures of cash flow information:
Cash paid for income taxes — net of refunds	$6,992	$675
Cash paid for interest, net of amounts capitalized	$3,063	$4,676

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the name “Dave & Buster’s,” which are principally located in the United States and Canada. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 1, 2004 (including the notes thereto), set forth in Dave & Buster’s, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories -Food, beverage and merchandise inventories are reported at the lower of cost or market determined on a first-in, first-out method. Smallware supplies inventories, consisting of china, glassware and kitchen utensils are capitalized at the store opening date, or when additions to the smallware inventory are necessary due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following:

	October 31,	February 1,
	2004	2004
Food and beverage	$1,924	$1,809
Merchandise	2,502	2,393
Smallware supplies	17,372	16,715
Other	6,073	5,316

	$27,871	$26,233

Preopening Costs -All start-up and preopening costs are expensed as incurred.

Property and Equipment - Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs capitalized during the construction of facilities in the third quarter of 2004 and 2003 were $494 and $115, respectively. Property and equipment, excluding most games are depreciated on the straight-line method over the estimated useful life of the assets. Games are depreciated on an accelerated method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

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

Income Taxes - We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

Stock-Based Compensation - At October 31, 2004, we had two stock-based compensation plans covering employees and directors. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair value based method prescribed by SFAS No. 123. Our pro forma information is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Net income (loss) as reported	$(38)	$(510)	$5,804	$4,003
Stock compensation expenses recorded under the intrinsic method, net of income taxes	109	58	253	156
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(210)	(228)	(601)	(632)

Pro forma net income (loss)	$(139)	$(680)	$5,456	$3,527

Basic earnings (loss) per common share, as reported	$0.00	$(0.04)	$0.44	$0.31
Diluted earnings (loss) per common share, as reported	$0.00	$(0.04)	$0.42	$0.31
Pro forma basic earnings (loss) per common share	$(0.01)	$(0.05)	$0.41	$0.27
Pro forma diluted earnings (loss) per common share	$(0.01)	$(0.05)	$0.40	$0.25

Foreign Currency Translation - The financial statements related to the operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at period-end exchange rates. Translation adjustments are included as a component of stockholders’ equity. Total currency adjustments recorded for the quarter and the year ended October 31, 2004 were $86 and $3, respectively.

Revenue Recognition - Food, beverage and amusement revenues are recorded at point of service. Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the third quarter of 2004 and 2003 was $200 and $47, respectively. Revenue from international licensees for year-to-date 2004 and 2003 was $479 and $284, respectively.

Note 3: Long-term Debt

On August 7, 2003 we closed a $30 million private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The convertible subordinated notes have a maximum leverage ratio, which is significantly less restrictive than the senior bank credit facility covenant. And in the event we were to pay a cash dividend to common stockholders, the convertible subordinated notes would be included in the distribution as if converted. The fair value of the warrants of $1,276 was recorded as a discount on the notes and is being amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility.

On October 29, 2003, we amended our senior bank credit facility. The current facility includes a $45 million revolving credit facility and a $15 million term debt facility. The revolving credit facility may be used for borrowings or letters of credit. At October 31, 2004, we had $5,780 letters of credit outstanding, leaving $26,022 available for additional borrowings or letters of credit. Borrowings under the revolving credit facility and term debt facility bear interest at a floating rate based on the bank’s prime interest rate (4.25 percent at October 31, 2004) or the one-month EuroDollar (1.84 percent at October 31, 2004), plus, in each case, a margin based on financial performance. The interest rate was 3.94 percent at October 31, 2004.

The fair market value of our long-term debt approximates its carrying value. On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. See Note 6.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $33,605 at October 31, 2004 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded to mark the instrument to its fair market value through current operations. As a result of the swap agreement, we recorded additional interest expense of $394 and $459 in the third quarter of 2004 and 2003, respectively. The recorded additional interest expense was $1,255 for the thirty-nine weeks ended October 31, 2004 compared to $1,393 for the thirty-nine weeks ended November 2, 2003.

Note 4:Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Numerator for basic earnings per common share – net income (loss)	$(38)	$(510)	$5,804	$4,003
Impact of convertible debt interest and fees	—	—	991	369
Amortization of convertible debt warrants	—	—	126	—

Income (loss) applicable to common shareholders	$(38)	$(510)	$6,921	$4,372
Denominator for basic earnings per common share — weighted average shares	13,381	13,144	13,302	13,117
Dilutive securities:
Employee stock options/restricted stock	—	—	722	327
Convertible debt	—	—	2,322	774
Warrant shares	—	—	114	—

Denominator for diluted earnings per common share — adjusted weighted average shares	13,381	13,144	16,460	14,218

Basic earnings (loss) per common share	$0.00	$(0.04)	$0.44	$0.31
Diluted earnings (loss) per common share	$0.00	$(0.04)	$0.42	$0.31

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

On September 30, 2004, we opened a new Dave & Buster’s entertainment complex located at the Santa Anita Mall in Arcadia, California. In addition, on November 1, 2004, we assumed the lease obligations for the nine acquired Jillian’s complexes described in Note 6. The complexes are leased under operating leases. The following table sets forth our operating lease commitments as of November 1. 2004, and reflects the lease obligations for our new Santa Anita complex and the nine acquired Jillian’s complexes.

	Payments Due by Period
	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Operating leases under sale/leaseback transactions	4,040	8,365	8,558	55,357	76,320
Other operating leases	22,549	43,686	41,547	211,541	319,323

Total	$26,589	$52,051	$50,105	$266,898	$395,643

Note 6: Subsequent Events

Acquisition of Certain Assets of Jillian’s Entertainment Holdings, Inc.

On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for $45 million in cash and the assumption of certain liabilities. We also funded an additional $1 million to be held in escrow pending the possible acquisition of the Jillian’s restaurant/entertainment complex in Gwinnett, Georgia. In addition, we expect to incur approximately $3.6 million in transaction costs related to the acquisition. Through October 31, 2004, we had incurred approximately $4.7 million in costs related to this acquisition. The cash requirements of the acquisition were funded from the deposits and borrowings under our amended senior bank credit facility described below.

The nine Jillian’s complexes acquired are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania: Concord, North Carolina; Farmingdale, New York; Nashville, Tennessee; Houston, Texas: Arundel, Maryland; Scottsdale, Arizona and Westbury, New York. The assets acquired consist principally of the intellectual property rights and the leasehold interests, as well as the related improvements and furniture, fixtures and equipment. The results of the acquired complexes will be included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.

Amendment to Senior Bank Credit Facility

On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60 million revolving credit facility and a $55 million term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On November 1, 2004, borrowings under the revolving credit facility and term debt facility were $15 million and $55 million, respectively. In addition, at November 1, 2004, we had $7,780 letters of credit outstanding, leaving $7,220 available for additional borrowings or letters of credit. The additional borrowings were utilized to fund the Jillian’s transaction, pay all fees and expenses incurred with the acquisition, and the costs related to the amended facility. Borrowings under the revolving credit facility and term debt facility bear interest at a Eurodollar base rate of 2.08% plus a margin as prescribed in the amended facility of 2.50% for a total rate of 4.58% at November 1, 2004.

The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and a maximum capital expenditures ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on September 30, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1.8 million and increasing each calendar year. The fair market value of our long-term debt approximates its carrying value.

Long-term debt consists of the following:

	October 31,	November 1,	February 1,
	2004	2004	2004
Revolving credit facility	$13,198	$15,000	$10,517
Term loan	12,500	55,000	14,167
Convertible subordinated notes	29,041	29,041	28,850

	54,739	99,041	53,534
Less current installments	3,333	7,333	3,333

Long-term debt, less current installments	$51,406	$91,708	$50,201

The following table sets forth the Company’s debt payments and convertible debt commitments (excluding interest), as of November 1, 2004:

	Payments Due by Period
	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	7,333	20,167	42,500	—	70,000

Total debt	$7,333	$20,167	$72,500	$—	$100,000

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

The amusement component offers traditional games of skill such as billiards and shuffleboard and the million dollar midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component represents approximately 45 percent of our revenue with a gross margin of around 89 percent. We invested $1.4 million in new games in the third quarter of 2004 and $5.4 million for 2004 year-to-date. We will continue to add the latest in new games as they become available and prove to be attractive to our guests.

Special event business is a very important component in that we believe over 30 percent of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this segment through our in-store sales teams.

Cost of revenues – Cost of revenues includes the cost of food, beverages and Winner’s Circle amusement items and currently averages 19.0 percent of revenues year to date. We strive to control our cost of revenues and thereby maintain or improve our gross margins. Our cost of revenues is driven by product mix and pricing movements from third party suppliers. In the first quarter of 2004, we began purchasing a number of our Winner’s Circle items direct from Asia, which we expect to reduce our overall amusement cost of revenues in the future.

Operating payroll and benefits – Operating payroll and benefits were approximately 29 percent of revenue for the third quarter of 2004 and year-to-date 2004, respectively. Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through variable labor scheduling refinements.

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

Results of Operations

Revenues
The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Food and beverage	$45,395	$44,446		$949	2.1%	$141,446	$137,723		$3,723	2.7%
Amusement and other	38,648	38,436		212	0.6%	127,407	125,054		2,353	1.9%

Total revenues	$84,043	$82,882		$1,161	1.4%	$268,853	$262,777		$6,076	2.3%

Number of stores	34	33				34	33
Revenue from international licensees	$200	$47				$479	$284

The absolute dollar increase in revenues for the thirteen weeks ended October 31, 2004 is attributed to price increases, the Santa Anita store opening in September 2004 and the acquisition of the Toronto complex in October 2003. Our revenue mix was 54.0 percent for food and beverage and 46.0 percent for amusements and other for the third quarter of 2004. This compares to 53.6 and 46.4 percent, respectively, for the third quarter of 2003.

Comparable store sales are down 1.6 percent for the thirteen-week period. We believe we were impacted by 55 basis points due to the flooding and hurricanes in Florida.

Our revenue mix for the thirty-nine week period ending October 31, 2004 was 52.6 percent for food and beverage and 47.4 percent for amusements and other. This compares to 52.4 percent and 47.6 percent, respectively, for the thirty-nine weeks ended November 2, 2003. The absolute dollar increase in revenues for 2004 year-to-date is primarily attributed to the acquisition of the Toronto complex in October 2003 contributing $5.6 million and for selected menu price increases instituted during the period.

Cost of Revenues
The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004		vs. 2003	2004	2003	2004 vs. 2003
			$		%			$		%
Total cost of revenues	$16,027	$15,901		$126	0.8%	$51,031	$49,116		$1,915	3.9%
Percentage of total revenues	19.1%	19.2%				19.0%	18.7%

In absolute dollars, cost of revenues was essentially flat for the thirteen-week period and as a percentage of revenues was 19.1% compared to 19.2% in 2003. Food and beverage costs were up 110 and 20 basis points, respectively, while amusement costs were down 70 basis points.

The absolute dollar increase of $1.9 million for the thirty-nine week period ended October 31, 2004 includes $1.3 million of additional costs related to the acquisition of the Toronto complex in October 2003 and $0.2 million related to the new store opening in September 2004. For the thirty-nine week period, food costs were up 100 basis points, beverage costs were up 80 basis points and amusement costs were up 40 basis points. The food cost increase as a percent of revenue was driven by higher dairy and vegetable oil based product costs. Our beverage cost increase continues to be driven by the promotional aspects of our happy hour activities.

Operating Payroll and Benefits
The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Total operating payroll and benefits	$24,703	$25,570		$(867)	(3.4)%	$77,176	$78,322		$(1,146)	(1.5)%
Percentage of total revenues	29.4%	30.9%				28.7%	29.8%

For the thirteen and thirty-nine week periods ending October 31, 2004, the decrease in operating payroll and benefits both as a percentage of total revenues and in absolute dollars is due to results from our continued variable labor scheduling refinements. The Toronto complex acquired in October 2003 incurred additional payroll and benefit costs of $0.4 million and $1.7 million for the thirteen and thirty-nine week periods, respectively.

Other Store Operating Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Total store operating expenses	$28,074	$27,346		$728	2.7%	$86,789	$83,591		$3,198	3.8%
Percentage of total revenues	33.4%	33.0%				32.3%	31.8%

For the thirteen-week period ending October 31, 2004, the increase in both absolute dollars and as a percentage of revenues was impacted by additional costs attributed to the acquisition of the Toronto complex in October 2003 and the new store opening in September 2004. The absolute dollar increase of $3.2 million for the thirty-nine week period includes $2.0 million of additional costs related to the acquisition of the Toronto complex in October 2003 and a $1.9 million increase in marketing costs.

General and Administrative Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Total general and administrative expenses	$6,257	$5,595		$662	11.8%	$18,353	$17,931		$422	2.4%
Percentage of total revenues	7.5%	6.7%				6.8%	6.8%
Average headcount	161	148		13	8.8%	159	150		9	6.0%

The increase in absolute dollars and as a percentage of revenues was primarily attributed to higher employee compensation and benefits for the thirteen-week period ending October 31, 2004. As a percentage of total revenues, general and administrative expense for the thirty-nine week period remained flat year over year. In absolute dollars, the increase of $0.4 million represents higher employee compensation and benefits offset by lower professional services.

Depreciation and Amortization Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Total depreciation and amortization expenses	$7,333	$7,441		$(108)	(1.5)%	$22,216	$22,142		$74	0.3%
Percentage of total revenues	8.7%	9.0%				8.2%	8.4%

Depreciation and amortization expenses in absolute dollars are relatively flat for both the thirteen and            thirty-nine week periods ending October 31, 2004.

Preopening Costs
The following table sets forth, for the periods indicated, a year-over-year comparison of our preopening expenses:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Preopening expense	$876	$—		$876	0.0%	$1,015	$—		$1,015	0.0%
Percentage of total revenues	1.0%	0.0%				0.4%	0.0%

The increase in absolute dollars for both the thirteen and thirty-nine week periods represent all start-up and preopening costs related to the new store opening at Santa Anita, California in September 2004. There were no new store openings in prior year.

Interest Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expenses:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Interest expense	$832	$1,802		$(970)	(53.8)%	$3,412	$5,610		$(2,198)	(39.2)%
Percentage of total revenues	1.0%	2.1%				1.3%	2.1%

The decrease in interest expense in both absolute dollars and as a percentage of revenues is directly attributed to amending our senior debt credit facility in October 2003 and the reduction of the outstanding debt for both the thirteen and thirty-nine week periods ending October 31, 2004.

Provision for Income Taxes
The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	13 weeks ended					39 weeks ended
	October 31,	November 2,				October 31,	November 2,
	2004	2003	2004 vs. 2003			2004	2003	2004 vs. 2003
			$		%			$		%
Income tax expense	$(21)	$(263)		$242	(92.0)%	$3,057	$2,062		$995	48.3%
Percentage of total revenues	(0.02)%	(0.32%)				1.1%	0.8%
Effective tax rate	34.5%	34.0%				34.5%	34.0%

The effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2004 increased 0.5 percent to 34.5 percent representing an increase in the estimated annual effective tax rate due to higher state taxes.

Liquidity and Capital Resources

Operating cash flows

39 weeks ended
October 31,	November 2,
2004	2003	2004 vs. 2003
		$	%
$31,617	$23,189	$8,428	36.3%

The movement in net cash provided by operating activities is attributed to an increase in income before non-cash charges and lower cash requirements for the funding of operating assets and liabilities for the thirty-nine week period.

Investing cash flows

39 weeks ended
October 31,	November 2,
2004	2003	2004 vs. 2003
		$	%
$(32,858)	$(22,080)	$(10,778)	(48.8)%

The $10.8 million increase in investing activities for 2004 consists primarily of $9.5 million of costs for the new store in Santa Anita, California (opened in September 2004) and $4.7 million related to Jillian’s transaction costs, less the costs of acquiring the Toronto location in October 2003.

Financing cash flows	39 weeks ended
	October 31,	November 2,
	2004	2003	2004 vs. 2003
			$	%
	$2,937	$(1,155)	$4,092	354.3%

The movement in net cash used in financing activities in 2004 compared to 2003 is attributable to a reduction of $3.6 million in net long-term debt payments, $1.6 million additional proceeds from the exercise of stock options less $1.1 million in convertible debt warrants issued in 2003.

Financing Activities
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

On November 1, 2004 (the beginning of our fourth quarter), we closed on the second amendment to our restated senior bank credit facility. The amended facility now includes a $60 million revolving credit facility and a $55 million term debt facility. On November 1, 2004, borrowings under the revolving credit facility and term debt facility were $15 million and $55 million, respectively. In addition, at November 1, 2004, we had $7,780 letters of credit outstanding, leaving $7,220 available for additional borrowings or letters of credit. The borrowings were utilized to fund the Jillian’s transaction, pay all fees and expenses incurred with the acquisition, and the costs related to the amended facility. Borrowings under the revolving credit facility and term debt facility bear interest at a Eurodollar base rate of 2.08 percent plus a margin as prescribed in the amended facility of 2.50 percent for a total rate of 4.58 percent at November 1, 2004.

The amended facility is secured by all assets of the Company. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and a maximum capital expenditures ratio. Any outstanding borrowings under the revolving credit facility are due at maturity on September 30, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1.8 million and increasing each calendar year.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $33,605 at October 31, 2004 is fixed at 5.44 percent. We are exposed to credit losses for periodic settlements of amounts due under the agreements if LIBOR decreases. As a result of the swap agreement, we recorded additional interest expense of $394 and $459 in the third quarter of 2004 and 2003, respectively. The recorded additional interest expense of $1,255 was incurred for the thirty-nine weeks ended October 31, 2004 compared to $1,393 for the thirty-nine weeks ended November 2, 2003.

The market risks associated with the amended agreements are mitigated because increased interest payments under the agreement resulting from reductions in the EuroDollar interest rate are partially offset by a reduction in interest expense under the debt obligation.

Investing Activities
On September 30, 2004, we opened a new Dave & Buster’s entertainment complex located at the Santa Anita Mall in Arcadia, California. The location is leased under an operating lease. As of October 31, 2004, we have expended approximately $9.5 million for improvements and furniture and equipment for the new complex.

On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for $45 million in cash and the assumption of certain liabilities. We also funded an additional $1 million to be held in escrow pending the possible acquisition of the Jillian’s restaurant/entertainment complex in Gwinnett, Georgia. In addition, we expect to incur approximately $1.3 million in transaction costs related to the acquisition. Through October 31, 2004, we had incurred approximately $4.7 million in costs related to this acquisition. The cash requirements of the acquisition were funded from the deposits and borrowings under our amended senior bank credit facility described below.

The nine Jillian’s complexes acquired are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania: Concord, North Carolina; Farmingdale, New York; Nashville, Tennessee; Houston, Texas: Arundel, Maryland; Scottsdale, Arizona and Westbury, New York. The assets acquired consist principally of the intellectual property rights and the leasehold interests, as well as the related improvements and furniture, fixtures and equipment. The results of the acquired complexes will be included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.

We plan to use the cash flow generated by our operations to reduce debt and strategically reinvest capital in our stores through game replacement and other projects, which we expect to yield benefits over he long term. We believe that available cash and cash flow from operations, together with borrowings under our amended credit facility, will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments or principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors. We may not generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future capital in a sufficient amount or on acceptable terms, to enable us to service our indebtedness or to fund our other liquidity needs.

We expect the nine Jillian’s complexes acquired to have similar capital expenditure requirements as one of our existing locations, after our initial investment in maintenance capital expenditures, which we estimate to be approximately $8 million. We believe that available cash and cash flow from operations (after the Jillian’s acquisition) will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following tables set forth the Company’s contractual obligations and commercial commitments (excluding interest) as of November 1, 2004, and reflects the additional borrowings under the amended senior bank credit facility and the lease obligations for our new Santa Anita complex and the nine Jillian’s complexes:

	Payments Due by Period
	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Long-term convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	7,333	20,167	42,500	—	70,000
Operating leases under sale/leaseback transactions	4,040	8,365	8,558	55,357	76,320
Other operating leases	22,549	43,686	41,547	211,541	319,323
Other	126	—	—	—	126

Total	$34,048	$72,218	$122,605	$266,898	$495,769

The above table assumes that the convertible debt is not converted into common stock prior to its maturity in August 2008. As of November 1, 2004, we have $7,780 in letters of credit commitments associated with our insurance program.

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

We are also subject to market risk related to our complex in Canada. We have $4.7 million of debt, which is denominated in Canadian dollars and have market risk exposure to fluctuations in foreign exchange rates, but that risk has not been material. The result of an immediate 10 percent devaluation of the U.S. dollar in 2004 from February 1, 2004 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar equivalent of foreign currency denominated net income and would be insignificant.

Item 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of October 31, 2004. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of October 31, 2004 Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended October 31, 2004. Based on such evaluation, such officers have determined that there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

     We filed the following reports on Form 8-K during the third quarter ended October 31, 2004:

Form 8-K filed on September 9, 2004, reporting the Company’s issuance of a news release regarding the results of its second quarter and 26 weeks ended August 1, 2004.

Form 8-K filed on September 27, 2004, reporting (i) the Company’s issuance of a news release regarding it being the apparent winner of an auction to acquire certain of the assets operated by Jillian’s Entertainment Holdings, which was held on September 21 in the United States Bankruptcy Court for the Western District of Kentucky and (ii) the Company’s issuance of a news release regarding the execution by the Company and certain of its subsidiaries of a definitive agreement to purchase the assets and business of nine Jillian’s stores from various subsidiaries of Jillian’s Entertainment Holding, Inc. for approximately $47 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dave & Buster’s, Inc. a Missouri corporation
Date: December 10, 2004	By:	/s/ William C. Hammett, Jr.
William C. Hammett, Jr.,
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.