Form 10-K
period 2005-01-30
DAVE & BUSTERS INC
filed 2005-04-14
CIK 943823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005	Commission File No. 0-25858
DAVE & BUSTER’S, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1532756
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2481 Manana Drive, Dallas, Texas (Address of principal executive offices)	75220 (Zip Code)
Registrant’s telephone number,
Including area code (214) 357-9588
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class

Common Stock, $0.01 par value
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting common stock held by non-affiliates of the registrant at August 1, 2004 (the last business day of the registrant’s second fiscal quarter) was $207,488,957.
      The number of shares of common stock outstanding at April 12, 2005 was 14,022,267 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof, to the extent indicated herein.

FORM 10-K

i

PART I

Item 1.	Business
Overview
      Dave & Buster’s® is a leading operator of large format, high-volume, regional entertainment complexes. For the past twenty-two years, we have successfully operated our entertainment complexes under the Dave & Buster’s name. In the fourth quarter of fiscal 2004, the Company acquired out of bankruptcy, the operating assets of nine restaurant/entertainment complexes operating under the trade name “Jillian’s®.” The nine complexes acquired have operations similar to Dave & Buster’s and are located in major metropolitan areas. The asset purchase agreement included the purchase of the brand name and all trademarks of Jillian’s, allowing us to operate these complexes under the Jillian’s brand. The operating results of the acquired complexes are included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.
      Each entertainment complex offers an extensive array of entertainment attractions such as pocket billiards, shuffleboard, state-of-the-art interactive simulators and virtual reality systems, plus traditional carnival-style games of skill. In addition, our complexes offer a full menu of high quality food and beverages. The layout of our entertainment complexes is designed to promote easy access to, and maximize guest crossover between, the multiple entertainment and dining areas within each location. We believe that the availability of multiple attractions in one large facility, the high quality food, beverages and service each entertainment complex offers, and our commitment to casual, yet sophisticated fun for adults synergistically drive repeat usage of our complexes and differentiate us from other regional entertainment offerings.
      As of January 30, 2005, we operated 43 entertainment complexes across the United States and in Canada, with an average age of 6.5 years per location. Our entertainment complexes can be separated into two categories: mega entertainment complexes, which are typically between 50,000 and 70,000 square feet in size, and intermediate entertainment complexes, which are typically between 40,000 and 49,000 square feet in size. We operate 28 complexes that are considered mega entertainment complexes. Our entertainment complexes operate seven days a week and are typically open from 11:30 a.m. to 12:00 a.m. on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.
      Approximately 16.5 percent of our fiscal 2004 revenues were from private parties, business gatherings and sponsored events. Each entertainment complex has a Show Room and other special event rooms that are designed for hosting these types of functions. Each complex has a dedicated sales team responsible for selling large events to corporate, as well as, individual guests.
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
      Fiscal 2004 brought several challenges and opportunities to Dave & Buster’s. During fiscal year 2004, the Company renewed its new store development effort by opening one complex in Arcadia, California and securing sites for fiscal 2005 openings in Omaha, Nebraska and Kansas City, Kansas. Subsequent to the end of the fiscal year, the lease for the third planned site for fiscal 2005 was signed. This location will be in Buffalo, New York. Additionally, as described above, the Company acquired nine operating Jillian’s restaurants. Comparable store revenue performance, which remained positive through the Company’s third quarter, was adversely impacted by severe weather during what has historically been one of the strongest portions of our fourth quarter. We estimate that approximately $2 million of revenue was lost as a result of this severe weather since it occurred over a weekend which is the highest volume period of our operating week.

      Revenues in the amusement component of our business were weaker than the food and beverage components. We were able to offset these revenue declines by maintaining operating margins. This enabled us to improve our net income to $12.9 million compared to $10.9 million last year.
      Acquisition of Certain Assets of Jillian’s Entertainment Holdings, Inc. On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement. The cash requirements of the acquisition were funded from borrowings under our amended senior bank credit facility described below. The nine Jillian’s complexes acquired are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania; Concord, North Carolina; Farmingdale, New York; Nashville, Tennessee; Houston, Texas; Arundel, Maryland; Scottsdale, Arizona and Westbury, New York. The assets acquired consist principally of the leasehold interests, as well as the related improvements, furniture, fixtures and equipment and the Jillian’s trade name and related trademarks.
      Amendment to Senior Bank Credit Facility. On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60 million revolving credit facility and a $55 million term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On January 30, 2005, borrowings under the revolving credit facility and term debt facility were $6 million and $53 million, respectively.
Competition
      Dave & Buster’s is a regional Entertainment Complex (“EC”). Regional ECs offer multiple entertainment options designed to appeal to a broad, regional customer base. Regional ECs, such as Dave & Buster’s and theme parks, compete for customers’ discretionary entertainment dollars with each other, as well as with other providers of out-of-home entertainment, including localized single attraction facilities such as movie theaters, bowling alleys, nightclubs and restaurants. In addition, regional and localized complexes would compete with more national ECs such as Walt Disney World and Universal Studios. These three types of entertainment offerings can be distinguished from each other by factors such as:

•	cost;

•	breadth of attractions;

•	the geographic range from which they draw customers; and

•	frequency and duration of customer visits.
      Visits to destination ECs may include airfare and hotel costs, which may make them more costly than regional ECs to visit. Regional ECs and localized single attraction facilities typically cost significantly less per visit and draw a majority of their customers from within a local or extended local radius.
      Although our competitors may include any EC located within the same region as one of our Dave & Buster’s entertainment complexes, we believe that we compete primarily against localized single attraction facilities. Single attraction venues offer a limited entertainment package. To the extent that regional ECs offer multiple entertainment options that appeal to a broad spectrum of customers, they are distinguishable from single attraction venues. We believe that the regional EC market is underdeveloped relative to other entertainment concepts and that attractive, un-penetrated geographic markets remain available.
Seasonality
      The fourth quarter of our fiscal year achieves the highest revenue and profitability, primarily as a result of the significant special event business during the period. This special event business is impacted by the number of holiday parties held during this time of the year. The third quarter is normally the lowest producing quarter in terms of revenue and profitability with first and second quarter being somewhat similar in results.

Strategy
      Continue to improve revenues and profitability. We have implemented a number of strategic initiatives aimed at increasing cash flow including maximizing capacity utilization, optimizing game contribution and reducing expenses. In addition, in February 2004 we introduced a new marketing program with a new advertising agency that we anticipate will, over time, have some positive impact on revenues. By continuing our operational reviews, we expect to continue to discover more efficient ways to run our business, and to improve our profitability and our cash flow.
      Continue focus on product enhancement. We will continue to emphasize guest satisfaction and promote guest loyalty by seeking to provide quality food, beverage and entertainment offerings in each of our complexes. We anticipate:

1) Introducing new and exciting game offerings by remaining on the leading edge of technology in concert with the game manufacturers.

2) Continuing the assimilation of the Jillian’s stores with emphasis on product improvement in food, beverage and amusements.

3) Continuing our progress in reducing amusements costs through our program of direct purchase of merchandise from Asia.

4) Continuing our emphasis on a well-rounded, quality, food and beverage menu by routine updates, which reflect current trends and guest favorites.
      Pursue A Disciplined Growth Strategy. As a pioneer in the regional EC market, we will continue to evaluate attractive site opportunities. We typically select new sites on the basis of demographic and transportation trends. We opened one Dave & Buster’s complex in 2004 in Arcadia, CA. We also expanded our reach through the acquisition of nine Jillian’s complexes. We anticipate returning to more normal growth patterns by opening a minimum of three complexes in 2005 and up to four annually thereafter.
Products

Entertainment
      Traditional Entertainment. Each Dave & Buster’s entertainment complex offers a number of traditional entertainment options. These traditional offerings include pocket billiards, shuffleboard tables, and the Show Room or other special event rooms, which are designed for hosting private social parties and business gatherings, as well as our sponsored events. Traditional entertainment games, such as pool and shuffleboard, are rented by the hour.
      Million Dollar Midway Games. The largest area in each Dave & Buster’s complex is the “Million Dollar Midway”, which is designed to provide high-energy entertainment through a broad selection of electronic, skill and sports-oriented games. A Power Card activates most midway games and can be recharged for additional play. The Power Card enables guests to activate games more easily and encourages extended play of games. By replacing coin-activation, the Power Card eliminated the technical difficulties and maintenance issues associated with coin activated equipment. Furthermore, the Power Card feature increased our flexibility in pricing and promoting our games.
      The “Million Dollar Midway” includes both fantasy/high technology games and classic midway entertainment. High-technology attractions vary among the entertainment complexes and may include large-screen interactive electronic games, such as Madden Football, Derby Owners Club, and state-of-the-art golf simulators.
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

Food and Beverage
      Our menu is offered from early lunch until late night and features moderately priced food designed to appeal to a wide variety of guests. This well-rounded fare includes gourmet pastas, steaks, seafood, chicken, sandwiches, salads and an outstanding selection of desserts. We routinely update our menu to reflect current trends and guest favorites. Other items among our guests’ favorites are the Classic BBQ Ribs, the Philly Cheesesteak sandwich, Chicken Scallopini and our Grilled Atlantic Salmon. We also feature lunch specials with an emphasis on quality food prepared quickly and an extensive offering of buffets for special events and private parties. We offer Sunday brunch with a separate menu featuring a variety of breakfast favorites.

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
      In fiscal year 2005, we plan to open three new entertainment complexes. We anticipate that two of the openings in 2005 will be smaller facilities, which are a further refinement of our mega size complex. We plan to build a smaller facility in these markets. We expect these facilities to contain approximately 60 percent of the square footage of the current mega complex. The investment should also be approximately 60 percent of a typical mega facility and the resulting revenue generated is expected to also be approximately 60 percent of an mega store. We do, however, expect the return on investment to be similar to a typical intermediate facility since we anticipate lower operating costs for these stores. This strategy potentially allows the Company to enter smaller metropolitan areas, which, we believe opens up a greater number of potential Dave & Buster’s locations.
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

Marketing, Advertising And Promotion
      We operate our marketing, advertising, and promotional programs through our corporate marketing department with the assistance of an external advertising agency and a national public relations firm. Our corporate marketing department is also responsible for controlling media and production costs. During fiscal 2004, our expenditures for advertising and promotions were approximately 3.4 percent of our revenues. We anticipate maintaining this level of expenditures in fiscal 2005.
      In order to expand our guest base, we focus marketing efforts in three key areas:

•	advertising and system-wide promotions;

•	field marketing and local promotions; and

•	special events for corporate and group guests.
      We continue to conduct market research to better understand the brand, our guests and to develop engaging messages and promotional programs. In addition, we develop marketing and media plans that are highly localized and designed to support individual market opportunities and local store marketing initiatives. We continue to utilize in-store promotions, emails and customer communications to increase visit frequency and check average.
      Our corporate and group sales programs are initiated and controlled by our Sales Department, which provides direction, training, and support to our Special Events Managers and their team within each entertainment complex. Primary focus for the Special Events Sales team is to identify and contact corporations, associations, organizations, and community groups within the team’s marketplace for the purposes of booking group events. The Special Events Sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business. We develop and maintain a database of corporate and group bookings. Each Dave & Buster’s location hosts events for many multi-national, national and regional businesses. Many of our corporate and group guests schedule repeat events. A significant number of our guests are introduced to the Dave & Buster’s concept through these special events.
Foreign Operations
      As of October 6, 2003, we acquired the operations of Funtime Hospitality Corp, our former Canadian licensee located in Toronto for $4.1 million. This acquisition generated revenue of $8.8 million in fiscal 2004, representing approximately 2.3% of our consolidated revenue. As of January 30, 2005 we had approximately 1.6% of our long-lived assets located outside the United States. Our foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, political changes, changes in laws and regulations and economic stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by our domestic business upon the Canadian operations.
Suppliers
      The principal goods used by us are games, prizes and food and beverage products, which are available from a number of suppliers. We have also expanded our contacts with amusement merchandise suppliers through our direct import program. Federal and state mandated increases in the minimum wage could have the repercussion of increasing our expenses, as our suppliers may be severely impacted by higher minimum wage standards.
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

In connection with our acquisition of nine Jillian’s locations, we also acquired the Jillian’s tradename and certain other related marks.
Government Regulation And Environmental Matters
      We are subject to various federal, state, and local laws affecting our business. Each entertainment complex is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety, and fire agencies in the state, county or municipality in which the entertainment complex is located. Each entertainment complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each entertainment complex, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew our licenses, could materially adversely affect our operations and our ability to obtain such a license or permit in other locations. The failure to comply with other applicable federal, state or local laws, such as federal and state wage and hour laws, may also adversely affect our business.
      We are also subject to “dram-shop” statutes in certain states in which our entertainment complexes are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in our industry. Although we are covered by insurance, a judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.
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
      We are subject to federal and state environmental regulations, but these have not had a materially negative effect on our operations. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new complexes in particular locations. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act and various family-leave mandates. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on our other expenses, as our suppliers may be more severely impacted by higher minimum wage standards.
Employees
      As of January 30, 2005, we employed approximately 7,400 persons, approximately 175 of whom served in administrative or executive capacities, approximately 600 of whom served as entertainment complex management personnel, and the remainder of whom were hourly entertainment complex personnel.
      None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike, or labor dispute. We believe our working conditions and compensation packages are competitive with those offered by our competitors and consider relations with our employees to be good.
Executive Officers Of The Registrant
      David O. Corriveau, 53, a co-founder of the Dave & Buster’s concept in 1982, has served as President since June 1995 and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corriveau served as President and Chief Executive Officer of D&B Holding (a predecessor of the Company) from 1989 through June 1995. From 1982 to 1989, Messrs. Corriveau and Corley operated the Company’s business.
      James W. Corley, 54, a co-founder of the Dave & Buster’s concept in 1982, has served as Chief Executive Officer since April 2003, as Chief Operating Officer since June 1995, and as a director of the Company since May 1995. He previously served as Co-Chief Executive Officer and as Co-Chairman of the Board from February 1996 to April 2003. Mr. Corley served as Executive Vice President and Chief Operating Officer of D&B Holding from 1989 through June 1995. From 1982 to 1989, Messrs. Corley and Corriveau operated the Company’s business.
      Nancy J. Duricic, 50, has served as Senior Vice President — Human Resources of the Company since December 2002 and as Corporate Secretary of the Company since June of 2004. Previously, she served as Vice President of Human Resources from December 1997 to December 2002. From June 1989 to June 1997, she served in human resources positions of increasing responsibilities in other companies, most recently as Vice President of Human Resources for Eljer Industries, Inc.
      William C. Hammett, Jr., age 58, has served as Senior Vice President of the Company since December 2002 and as Chief Financial Officer of the Company since December 2001. He has served as Vice Chairman of the Board of Directors of Pegasus Solutions, Inc. since March 2001 and as a Director of Pegasus since October 1995. From May 1998 to March 2001, he served as Chairman of the Board of Directors of Pegasus. From October 1995 to May 1998, he served as Vice Chairman of the Board of Directors of Pegasus. From August 1996 through September 1997, he served as Senior Vice President and Chief Financial Officer of La Quinta Inns, Inc. From June 1992 through August 1996, he served as Senior Vice President, Accounting and Administration of La Quinta Inns, Inc.
      Michael J. Metzinger, 48, has served as Vice President — Accounting and Controller of the Company since January 2005. Prior to joining Dave & Buster’s, he served as Executive Director — Financial Reporting with Carlson Restaurants Worldwide, Inc. From 1986 to 2005, Mr. Metzinger served in various positions in finance of increasing responsibility with Carlson Restaurants. Prior to that, he served in auditing positions with Arthur Andersen.
      Maria M. Miller, 48, has served as Senior Vice President — Marketing since May 2003. Prior to joining Dave & Buster’s she was principal and co-founder of a marketing consulting firm and engaged with an internet start-up company. From 1998 to 2000, Ms. Miller served as Senior Vice President of Marketing for Avis Rent-A-Car. Prior to that, she held various senior management positions with American Express from 1987 to 1996. She began her career in brand management, spending a combined 7 years with the General Foods Corporation and The Shulton Group.
      J. Michael Plunkett, 54, has served as Senior Vice President — Food and Beverage and Operations Strategy since June 2003 and as Senior Vice President of Operations for Jillian’s since June 2004. Previously, he served as Vice President of Kitchen Operations from November 2000 to June 2003, Vice President of Information Systems from November 1996 to November 2000, as Vice President, Director of Training from June 1995 until November 1996 and as Vice President and Director of Training of D&B Holding from November 1994 to June 1995. From 1982 to November 1994, he served in operating positions of increasing responsibilities for the Company and its predecessors.
      Sterling R. Smith, 52, has served as Senior Vice President — D&B Operations of the Company since December 2002. Previously, he served as Vice President of Operations from June 1995 to December 2002 and as Vice President and Director of Operations of D&B Holding from November 1994 to June 1995. From 1983 to November 1994, Mr. Smith served in operating positions of increasing responsibility for the Company and its predecessors.
      Bryan L. Spain, 57, has served as Senior Vice President — Procurement and Development of the Company since December 2002. Previously, he served as Vice President of Real Estate from March 1997 to December 2002. From 1993 until joining the Company in March 1997, Mr. Spain managed the Real Estate Acquisition and Development Program for Incredible Universe and Computer City Divisions of Tandy Corporation. In addition, from 1991 to 1993, Mr. Spain served as Director, Real Estate Financing for Tandy Corporation.
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

We operate a limited number of entertainment complexes and new entertainment complexes require significant investment.
      As of January 30, 2005, we operated 43 entertainment complexes. The combination of the relatively limited number of locations and the significant investment associated with each new entertainment complex may cause our operating results to fluctuate significantly. Due to this relatively limited number of locations, poor results of operations at any single entertainment complex could materially affect our profitability. Historically, new entertainment complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new entertainment complexes, the investment risk related to any single entertainment complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

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
      We opened a new Dave & Buster’s entertainment complex in Arcadia, California and acquired 9 Jillian’s entertainment complexes in fiscal 2004. Our ability to expand depends upon our access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel, and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these complexes. We intend to open three new complexes in fiscal 2005. Based on our current liquidity and capital resources and operating performance, we may not be able to generate sufficient cash flow or obtain sufficient additional funding to open any new complexes in fiscal 2006 or thereafter. In particular, the capital resources required to develop each new entertainment complex are significant. There is no assurance that we will be able to expand or that new entertainment complexes, if developed, will perform in a manner consistent with our most recently opened entertainment complexes or make a positive contribution to our operating performance.

Local conditions, events and natural disasters could adversely affect our business.
      Certain of the regions in which our entertainment complexes are located, including six in California, have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes. Depending upon its magnitude, a natural disaster could severely damage our entertainment complexes, which could adversely affect our business and operations. We currently maintain property and business interruption insurance through our aggregate property policy for each of our entertainment complexes. However, there is no assurance that our coverage will be sufficient if there is a major disaster. In addition, upon the expiration of our current policies, we cannot assure you that adequate coverage will be available at economically justifiable rates, if at all.
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
      The Company operates a total of 34 Dave & Buster’s and 9 Jillian’s entertainment complexes located in 18 states and in Toronto, Canada. We are currently utilizing all available land at our owned locations. Our real estate leases are with unaffiliated third parties except as noted in “Certain relationships and related transactions.” Of these, we lease the building for 37 sites, own the building and lease the land for two sites and own the land and building for four sites. Our leases generally have an initial term of 10 to 20 years, with renewal terms that range from 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. In addition, our leases in many instances include escalation of rent payments during the initial term and/or during the renewal terms.

      The following table sets forth the number of restaurant/entertainment complexes which we operated in each state/country as of January 30, 2005.

		Number of Complexes
State or Country	Dave & Buster’s	Jillian’s	Total

UNITED STATES
Arizona	—	1	1
California	6	—	6
Colorado	2	—	2
Florida	3	—	3
Georgia	2	—	2
Hawaii	1	—	1
Illinois	2	—	2
Maryland	1	1	2
Michigan	1	—	1
Minnesota	—	1	1
Missouri	1	—	1
New York	2	2	4
North Carolina	—	1	1
Ohio	3	—	3
Pennsylvania	2	1	3
Rhode Island	1	—	1
Tennessee	—	1	1
Texas	6	1	7

	33	9	42

CANADA
Toronto, Canada	1	—	1

TOTAL	34	9	43

      We also lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. The rent for these facilities is approximately $0.9 million per year for the first year of the lease and increases annually at 1.35 percent.

Item 3.	Legal Proceedings.
      We are named as a defendant in routine litigation incidental to our business, including negligence claims for personal injury, consumer claims, claims under federal or state laws governing access to public accommodations and employment-related claims. We are not currently subject to any pending legal proceedings that depart from the normal kind of such actions. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

Item 4.	Submission Of Matters To A Vote Of Security Holders.
      There were no matters submitted for a vote of security holders during the fourth quarter ended January 30, 2005.

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

	High	Low

Fiscal Year 2004
Fourth Quarter	$20.31	$17.70
Third Quarter	19.19	15.16
Second Quarter	18.86	16.10
First Quarter	18.75	12.26
Fiscal Year 2003
Fourth Quarter	$14.65	$12.24
Third Quarter	13.15	9.73
Second Quarter	11.35	9.27
First Quarter	9.39	7.49
      At April 12, 2005 there were approximately 1,666 holders of record of the Common Stock.
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

	Fiscal Year Ended

	January 30,	February 1,	February 2,	February 3,	February 4,
	2005(2)	2004(1)	2003(1)	2002(1)	2001(1)

		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands, except per share amounts and store data)
Statement of Operations Data:
Total revenues	$390,267	$362,822	$373,752	$358,009	$332,303
Operating income	25,391	23,466	14,823	19,178	26,864
Income before provision for income taxes and cumulative effect of a change in an accounting principle	19,805	16,540	7,680	11,358	18,152
Cumulative effect of a change in an accounting principle, net of income taxes	—	—	(7,096)	—	—
Net income (loss)	$12,880	$10,921	$(2,008)	$7,259	$11,567
Earnings (loss) per share - after cumulative effect of change in an accounting principle:
Basic	$0.97	$0.83	$(0.15)	$0.56	$0.89
Diluted	0.87	0.79	(0.15)	0.56	0.89
Weighted average shares outstanding:
Basic	13,331	13,128	12,997	12,956	12,953
Diluted	16,540	14,646	13,404	13,016	12,986

	Fiscal Year Ended

	January 30,	February 1,	February 2,	February 3,	February 4,
	2005(2)	2004(1)	2003(1)	2002(1)	2001(1)

		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands, except per share amounts and store data)
Balance Sheet Data:
Working capital (deficit)	$(7,656)	$(220)	$(4,231)	$(4,478)	$5,126
Total assets	397,408	340,201	338,531	358,316	341,066
Long-term debt, less current installments	80,351	50,201	59,494	84,896	103,860
Stockholders’ equity	196,945	179,784	166,585	167,390	159,951
Other information:
Company operated complexes open at end of period	43	33	32	31	27

(1)	As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Footnote 2 to the Consolidated Financial Statements, the Company has restated the previously issued financial statements for these periods for certain lease accounting issues.

(2)	On November 1, 2004 we completed the acquisition of nine Jillian’s locations.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollars in thousands, except per share data).
General
      Our fiscal year ends on the Sunday after the Saturday closest to January 31. Fiscal years 2004, 2003 and 2002 each contained 52 weeks.
Restatement of Previously Issued Financial Statements
      On February 7, 2005, the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases. The Company has reviewed the principles covered in the letter with its Audit Committee, specifically the accounting for construction allowances and rent holidays. As a result, management and our Audit Committee determined that previously issued financial statements should be restated.
      Historically, the Company has recognized straight line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which it calculates rent. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lesser of the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the pre-opening period is included in pre-opening costs.
      Additionally, the Company has changed its classification of construction allowances in its consolidated balance sheets to include the allowances as a component of deferred lease liabilities, which are being amortized as a reduction to rent expense over the terms of the respective leases. Historically, construction allowances have been recorded as a reduction of property and equipment and the related amortization has been classified as a reduction to depreciation and amortization expense. Furthermore, construction allowances are now presented as a component of cash flows from operating activities in the consolidated statements of cash flows. The Company’s consolidated statements of cash flows have historically reflected construction allowances as a reduction of capital expenditures within investing activities.
      The cumulative effect of the restatement adjustments through the Company’s February 1, 2004 balance sheet was to increase property and equipment, net and deferred lease liabilities by approximately $44,312 and $49,327, respectively, and to reduce deferred tax liabilities and stockholders’ equity by approximately $1,931 and $3,105, respectively. Adjustments to rent expense, depreciation expense, net of the related tax effects, resulted in decreases in net income of $108 and $68 and in diluted earnings per share of $0.01 in both 2004 and 2003.
      See Note 2 to the Consolidated Financial Statements of this Report for a summary of the effects of these changes on the Company’s consolidated balance sheets as of February 1, 2004 and February 2, 2003, as well as on the Company’s consolidated statements of operations and cash flows for fiscal years 2003 and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
      Acquisitions — November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for cash and the assumption of certain liabilities. The cash requirements of the acquisition were funded from our amended senior bank credit facility. The results of the acquired complexes are included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.
      On October 6, 2003, we completed the purchase of the Dave & Buster’s complex in Toronto, Canada from a party that operated the facility under a license agreement with us. The results of the acquired Toronto operations are included in our consolidated results beginning on the date of acquisition.
      See Note 3 of Notes to Consolidated financial Statements for additional information on these acquisitions.
Overview of Operations
      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
      Revenues — We derive revenues from food, beverage and amusement sales. Comparable store sales are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.
      The food component of our business represents approximately 35 percent of our revenue. We continually monitor the market for new menu options and evaluate our ability to adjust prices where competitively appropriate. In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. This component constitutes approximately 19 percent of our revenue. The promotional activity around the beverage component resulted in positive same store beverage sales in every quarter of fiscal 2004.
      The amusement component offers traditional games of skill such as billiards and shuffleboard as well as high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component represents approximately 44 percent of our revenue. We invested approximately $5,300 in new games and $3,600 in Winner’s Circle capital improvements during 2004. We will continue to add the latest in new games as they become available and prove to be attractive to our guests.
      Special event business is a very important component in that we believe over 30 percent of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this segment through our in-store sales teams.
      Cost of products — Cost of product includes the cost of food, beverages and amusement items. Our cost of food averages 26 percent of food revenue and our cost of beverage products average 25 percent of beverage revenue. Our amusement cost of product averages 12 percent of revenues. We strive to control our cost of product and thereby maintain or improve our gross margins for all components of our business. Our cost of product is driven by product mix and by pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of food and beverage products while maintaining high standards of product quality. In 2004, we began purchasing a number of our amusement items direct from Asia, which contributed to a reduction in our overall amusement cost of product.
      Operating payroll and benefits — Operating payroll and benefits were approximately 28 percent of revenue during fiscal 2004. Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through variable labor scheduling refinements.
      Other store operating expenses — Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.
      Liquidity and cash flows — Our primary source of cash flow is from net income and availability under our revolving credit facility.
      Quarterly fluctuations, seasonality, and inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation and results of our business in the future with historically anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are expected to be partially offset by selected menu price increases where competitively appropriate. We believe that low inflation rates in our market areas have contributed to reasonably stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue, the cost of our products will remain stable or that the Federal minimum wage rate will not increase.
      As we look ahead to fiscal 2005, we continue to focus on improving same store revenue, implementing an effective marketing program, the resumption of growth through new store construction and continued improvement in operational cost efficiencies.
Results of Operations

Revenues
      The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Food and beverage	$209,689	$191,881	$17,808	9.3%	$192,882	$(1,001)	(0.5)%
Amusement and other	180,578	170,941	9,637	5.6%	180,870	(9,929)	(5.5)%

Total revenues	$390,267	$362,822	$27,445	7.6%	$373,752	$(10,930)	(2.9)%

Number of comparable stores	32	28			26
Number of non-comparable stores	11	5			6
Revenue from international licensees	$627	$331			$564
      The acquisition of nine Jillian’s locations in the fourth quarter of fiscal 2004 contributed approximately $11,300 of the food and beverage revenue increase and $8,500 of the increase in amusement and other revenue.
      Comparable store total revenues for fiscal 2004 were down approximately $800 (0.2%) from results achieved in 2003. Food and beverage revenues were up approximately 0.7% over 2003 driven primarily by a 2.8% increase in comparable beverage revenues. Food revenues were down 0.4% from fiscal 2003 at our comparable stores. Amusement revenues declined by 1.6% from 2003. Management believes this decline results primarily from the impact of the economic conditions on our guests’ discretionary income.
      Revenue from non-comparable Dave & Buster’s stores (stores not included in the comparable base) increased primarily from the 53 additional store weeks in 2004 at our Toronto location, which was acquired in

2003 and additionally, the opening of a new Dave & Buster’s in Arcadia, California. In 2004, our revenue mix was 54 percent for food and beverage and 46 percent for amusements and other revenue. This compares to 53 percent and 47 percent, respectively, for 2003. Continued emphasis on special events and party business had a positive impact with comparable store party sales at 16.1 percent of total revenues compared to 15.5 percent last year.
      In 2003, our revenue mix was 53 percent for food and beverage and 47 percent for amusements and other revenue. This compares to 52 percent and 48 percent, respectively, for 2002. Emphasis on our special events and party business had a positive impact with comparable store party sales at 15.5 percent of total revenues compared to 13.6 percent in 2002.

Cost of Products
      The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of product:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Food and beverage	$51,367	$46,354	$5,013	10.8%	$46,220	$134	(0.3)%
Amusement and other	21,704	21,788	(84)	(0.4)%	22,532	$(744)	(3.3)%

Total cost of product	$73,071	$68,142	$4,929	7.2%	$68,752	$(610)	(0.9)%

Percentage of total revenues	18.7%	18.8%			18.4%
      During 2004 the costs of food and beverage were up approximately 30 basis points driven principally by increases in the price of cooking oil and other groceries. The costs of amusements declined approximately 70 basis points. This reduction was significantly influenced by reduced costs achieved through our direct import of merchandise from Asia.
      During 2003, amusement costs were up 20 basis points, while food and beverage costs were up 70 basis points. We expanded the beverage component promotional activity resulting in positive comparable store revenue with a corresponding increase in cost as a percentage of revenue. Amusement cost increased primarily as a result of a product mix shift toward higher redemption game play.

Operating Payroll and Benefits
      The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Total operating payroll and benefits	$110,542	$105,027	$5,515	5.3%	$114,904	$(9,877)	(8.6)%
Percentage of total revenues	28.3%	28.9%			30.7%
      In 2004 compared to 2003, the increase in absolute dollars was attributed to the addition of Jillian’s approximately 1,600 employees at the acquired Jillian’s locations, the opening of the new store in California and a full year of payroll from the Toronto location. However, as a percentage of revenues, this cost declined due to continued labor control initiatives.
      During 2003, the decrease in absolute dollars over the prior year and as a percentage of revenues was attributed to cost reduction initiatives, consisting of a reduction in workforce in the fourth quarter of 2002 and scheduling refinements implemented in the first quarter of 2003, partially offset by the addition of the Toronto location.

Other Store Operating Expenses
      The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Other store operating expenses	$119,509	$108,413	$11,096	10.2%	$114,957	$(6,544)	(5.7)%
Percentage of total revenues	30.6%	29.9%			30.8%
      During 2004, store operating expenses increased both in absolute dollars and as a percentage of revenues primarily as a result of an increase of approximately $4,174 in marketing expenses and expenses associated with an additional 117 weeks of non-comparable store operations over fiscal 2003.
      The 2003 decrease in both absolute dollars and as a percentage of revenues is primarily attributed to a $4,000 reduction in the marketing costs for 2003. In fiscal 2004 we substantially increased our marketing budget to approximately 3.3 percent of revenues to implement new initiatives.

General and Administrative Expenses
      The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
General and administrative	$26,221	$25,033	$1,188	4.7%	$25,640	$(607)	(2.4)%
Percentage of total revenues	6.7%	6.9%			6.9%
Average headcount	176	151	25	16.6	177	(26)	(14.7)%
      General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments at corporate headquarters. The increase in absolute dollars in 2004 compared to 2003 is primarily attributable to expenditures related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.
      The decrease in absolute dollars and as a percentage of total revenues in 2003 compared to 2002 was attributed to a reduction in workforce in the fourth quarter of 2002 offset by higher costs from insurance premiums and employee benefits. The increase in these costs as a percentage of revenue was due to the revenue decline.

Depreciation and Amortization Expenses
      The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Depreciation and amortization	$34,238	$32,741	$1,497	4.6%	$33,156	$(415)	(1.3)%
Percentage of total revenues	8.8%	9.0%			8.9%
      Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas, costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest and rent costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. New property and equipment lives are estimated as follows: buildings, shorter of 40 years or the term of the related ground lease, including renewal options that we are reasonably assured of exercising; leasehold and building improvements, shorter of 20 years or lease life (also impacted by lease renewals); furniture, fixtures and equipment, 5 to 10 years; games 5 years. Used property and equipment are depreciated over shorter lives depending on the assets condition and related estimates of useful life. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets.
      Depreciation increased in 2004, primarily as a result of the addition of new stores through acquisition and construction. Depreciation was relatively flat in 2003 compared to 2002, due to one new store opening late in 2002 and the acquisition of the Toronto location late in 2003.

Preopening Expenses
      All start-up and preopening costs related to new store openings are expensed as incurred. Preopening costs totaled $1,295 in 2004. The Company opened one new store (Arcadia, California) in 2004, no new stores were opened in 2003 and one store (Islandia, New York) opened in 2002, which had preopening costs of $1,520.

Interest Expenses
      The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expenses:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Interest	$5,586	$6,926	$(1,340)	(19.4)%	$7,143	$(217)	(3.0)%
Percentage of total revenues	1.4%	1.9%			1.9%
      Debt reductions prior to the Jillian’s acquisition and increased interest capitalization as a result of new store construction and other capital projects contributed to the overall reduction in interest expense in fiscal year 2004 from prior year amounts.
      Interest expense was essentially flat in 2003 as compared to 2002 in both absolute dollars and as a percentage of revenues. At the end of 2003, our total outstanding debt was $53,500, down $14,300 from the end of 2002. The reduction in outstanding debt was attributed to repayments from cash flows resulting from increased earnings and no new store openings in 2003.

Provision for Income Taxes
      The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Income tax expense	$6,925	$5,619	$1,306	23.2%	$2,592	$3,027	116.8%
Percentage of total revenues	1.8%	1.6%			0.7%
Effective tax rate	35.0%	34.0%			34.0%
      Our effective tax rate differs from the statutory rate primarily due to state income taxes, offset by the deduction for FICA tip credits.
Liquidity and Capital Resources

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Operating cash flows	$48,339	$45,517	$2,822	6.2%	$41,840	$3,723	8.9%
      The increase in 2004 was attributed primarily to the increase in net income complimented by the changes in the components of our working capital and deferred rent. The increase in 2003 to 2002 is primarily attributed to the higher level of net income.

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Investing cash flows	$(81,772)	$(27,421)	$(54,351)	198.2%	$(22,206)	$(5,261)	23.7%
      The investing activities for 2004 included the acquisition of the nine Jillian’s locations, which required cash of $47,876 and $34,234 of other capital expenditures, including the opening of our Arcadia, California store, installation of MICROS point-of-sale systems at all Dave & Buster’s locations, completion of our Winner’s Circle conversion projects and normal capital expenditures. The investing activities for 2003 included over $9,000 in games, the $3,600 acquisition of the Toronto complex from a licensee and normal capital expenditures at previously existing stores.

	2004	2003	2004 vs. 2003		2002	2003 vs. 2002

			$	%		$	%
Financing cash flows	$37,160	$(16,729)	$53,889	322.1%	$(21,625)	$4,896	(22.6)%
      The 2004 cash provided by financing activity was the result of increased debt used to fund the Jillian’s acquisition, net of debt pay down during the first three quarters of 2004. Cash used in financing activities in fiscal 2003 and 2002 was used to reduce outstanding debt balances and payment of debt fee costs.
      On November 1, 2004, we amended our current credit facility by entering into a Second Amended and Restated Revolving Credit and Term Loan Agreement with Bank of America, N.A. and certain other lending institutions. This agreement amends certain terms of our previous credit facility described in the Amended and Restated Revolving Credit and Term Loan Agreement dated October 29, 2003.
      The maximum principal amount of the credit facility was increased to $115,000, comprised of a $60,000 revolving credit facility and a $55,000 term debt facility. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (5.25 percent at January 30, 2005) or, at our option, the applicable EuroDollar rate (2.41 percent at January 30, 2005), plus a margin, in either case, based upon financial performance as prescribed in the amended facility. The interest rate on the credit facility at January 30, 2005 was 4.91 percent. The amended credit facility is secured by all of the assets of Dave & Buster’s and its subsidiaries. The facility has certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth, and a maximum amount of permitted capital expenditures. Management does not believe that the capital expenditure limits established in the credit facility will be an impediment to future development. The maximum permitted capital expenditures for fiscal year 2005, which excludes amounts to be reimbursed by landlords, is $47,500. The Company currently anticipates that the cash requirements for new locations and normal capital expenditures will be in the range of $32,000 to $36,000 in 2005.
      Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments which increase annually to maturity, with the final payment due on November 1, 2009. On January 30, 2005, $47,580 was available under the revolving credit facility.
      In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $31,030 at January 30, 2005 is fixed at 5.44 percent. We are exposed to credit losses for periodic settlements of amounts due under the agreements if the LIBOR rate decreases. As a result of the swap agreement, we recorded additional interest expense of $1,577, $1,863, and $1,803 in 2004, 2003 and 2002, respectively.
      The market risks associated with the amended agreements are mitigated because increased interest payments under the agreement resulting from reductions in the LIBOR rate are partially offset by a corresponding decrease in interest expense under the debt obligation as a result of lower EuroDollar rates.
      We expect to open three new locations in fiscal 2005, in addition to our otherwise normal expenses for acquiring new games for amusement operations and other normal capital expenditures. We believe that available cash and cash flow from operations, together with borrowings under the credit facility, will be sufficient to cover our working capital, planned capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors. We may not generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future capital in a sufficient amount or on acceptable terms, to enable us to service our indebtedness or to fund our other liquidity needs.
Contractual Obligations and Commercial Commitments
      The following tables set forth the Company’s contractual obligations and commercial commitments, excluding interest:

		Payments Due by Period

		1 Year	2-3	4-5	After
Contractual Obligations	Total	or less	Years	Years	5 Years

Convertible debt	$30,000	$—	$—	$30,000	$—
Senior bank credit facility	58,143	7,792	21,083	29,268	—
Operating leases under sale/leaseback transactions	75,315	4,051	8,408	8,577	54,279
Other operating leases	468,320	33,857	64,975	63,756	305,732
Capital leases	90	90	—	—	—

Total	$631,868	$45,790	$94,466	$131,601	$360,011

      As of January 30, 2005, we have $6,420 in letters of credit commitments associated with our insurance policies.
Accounting Policies
      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
      Property and Equipment — Expenditures for new facilities and those that substantially increase the useful lives of the property, including interest and rent during construction, are capitalized along with equipment purchases at cost. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results of the Company. The actual results may differ from these estimates under different assumptions or conditions.
      Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets. Changes in the estimated future cash flows could have a material impact on our assessment of impairment.
      Income Taxes — We use the liability method for recording income taxes which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.
      The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” Tax reserves are adjusted as events occur that affect our potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in our tax reserves in the future if, or when, such events occur.
      Accounting for Amusements Operations — Deposits on power cards used by customers to activate most of our midway games are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to our financial position or results of operations. Certain of our midway games allow customers to earn coupons which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, as the estimated amount of earned coupons which will be redeemed in future periods has historically not been material to our financial position or results of operations.
Recent Accounting Pronouncements
      Stock Based Compensation — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is within the second quarter of the Company’s fiscal year ending January 29, 2006. The Company currently expects to adopt SFAS 123R effective August 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
      The adoption of SFAS 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards.
Market Risk
      The Company has market risk associated with the interest rates on our long term debt and with our foreign operations. Our interest rate risk exposure relates to changes in the general level of interest rates. The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. Our agreement to fix a portion of its variable-rate debt mitigates this exposure.
      Our market risk associated with our foreign operations is considered by management to be immaterial due to the limited size of our investment in the Toronto operations compared to our total portfolio of operating restaurant/entertainment complexes.
      See additional discussions in Item 7A.
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
      We have market risk exposure relating to changes in the general level of interest rates. Our earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt. Our agreement to fix a portion of its variable-rate debt mitigates this exposure. The result of an immediate 10 percent increase in the underlying interest rates of our borrowings would not be material to operating results or financial position.
      We are also subject to market risk related to our complex in Canada. We have $2,500 debt denominated in Canadian dollars and have market risk exposure to fluctuations in foreign exchange rates, but that risk has not been material. The result of an immediate 10 percent devaluation of the U.S. dollar in 2005 from January 30, 2005 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar equivalent of foreign currency denominated net income and would be insignificant.

Item 8.	Financial Statements And Supplementary Data.
      See Item 15(a) (1).

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
      None.

Item 9A.	Controls And Procedures.
Disclosure Controls and Procedures
      An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation, as of January 30, 2005, of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis.
      Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, for the reasons set forth below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of January 30, 2005.
Management’s Report On Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States.
      The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005. In making this assessment the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control Integrated Framework.
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under Generally Accepted Accounting Principles (GAAP). The Company’s management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases and its rent holidays were not in accordance with GAAP. The Company’s Audit Committee of the Board of Directors (the “Audit Committee) held a telephonic meeting with management and determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were incorrect. These matters and results of the Company’s completed analysis of its lease accounting practices, including the quantification of the impact of the correction of the lease accounting errors on the Company’s financial statements for each of the prior periods affected, were also discussed with the Company’s independent registered public accounting firm. Accordingly, management determined, and the Audit Committee concurred, that the Company should report on Form 8-K (filed on April 1, 2005) that its historical financial statements should no longer be relied upon.
      The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capitalized expenditures in investing activities on the statements of cash flow. Management determined that FASB Technical Bulletin No. 88-1 requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, these adjustments result in a reclassification of the deferred rent amortization from “Depreciation and amortization expenses” to “Other store operating expenses” on the consolidated statements of operations.
      The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date, or the opening date for the Company operated stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally six months prior to a store opening date. Excluding tax impacts the correction of this accounting requires the Company to record additional deferred rent in “Deferred rent liability” and to adjust retained earnings on the consolidated balance sheets as well as to correct amortization in “Other store operating expenses” on the consolidated statements of operations for the prior periods.

      Based on the Public Company Accounting Oversight Board’s:Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with Audit of Financial Statements”, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that, because its historical financial statements required restatement as a result of the lease accounting error described above, a material weakness existed in the effectiveness of the Company’s internal controls to provide reasonable assurance that its accounting for facility leases was in accordance with generally accepted accounting principles as of the date of this report and, to this extent, its internal control over financial reporting was not effective.
      Ernst & Young LLP, Independent Registered Public Accounting Firm, which audited the Company’s financial statements has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this annual report.
Remediation of Material Weakness
      As noted under “Management’s Report on Internal Control Over Financial Reporting” above, we identified a material weakness that resulted in an error in our accounting for leases. This error required that previously issued financial statements of the Company be restated. The Company believes that it has implemented procedures which will remediate the material weakness in internal controls relating to the accounting for tenant allowances and rent holidays included in the terms of its facility leases for future periods.
Changes in Internal Control Over Financial Reporting
      Except as described above, there were no changes in our internal control over financial reporting during the quarterly period ended January 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Dave & Buster’s, Inc.
      We have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing in this Annual Report on Form 10-K, that Dave & Buster’s, Inc. did not maintain effective internal control over financial reporting as of January 30, 2005, because of the effect of the Company’s insufficient controls to provide reasonable assurance that its accounting for facility leases was in accordance with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of Dave & Buster’s, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 30, 2005, management identified as a material weakness the Company’s insufficient controls to provide reasonable assurance that the Company’s accounting for its facility leases was in accordance with generally accepted accounting principles. The insufficient controls include inadequate controls over the accounting for tenant allowances and rent holidays included in the terms of such leases. As a result of this material weakness in internal control, the Company concluded that its previously reported amounts for leasehold improvements, deferred rent liabilities, depreciation expense, rent expense and cash flows from operating and investing activities were incorrect and that previously issued financial statements would be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements for the year ended January 30, 2005, and this report does not affect our report dated April 13, 2005, on those financial statements.

      In our opinion, management’s assessment that Dave & Buster’s, Inc. did not maintain effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dave & Buster’s, Inc. has not maintained effective internal control over financial reporting as of January 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Dallas, Texas
April 13, 2005

PART III

Item 10.	Directors And Executive Officers Of The Registrant.
      The information set forth under the captions “Director and Nominee Information”, “Committees of the Board of Directors”, “Nomination Process”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference. Certain information with respect to the executive officers of the Company is included under Item 1 of Part I hereof under the caption “Executive Officers”.

Item 11.	Executive Compensation.
      The information set forth under the caption “Compensation of Directors and Executive Officers” appearing in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
      The information set forth under the captions “Stock Ownership by Certain Beneficial Owners” and “Equity Compensation Plans” appearing in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships And Related Transactions.
      The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” appearing in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services.
      Information called for by Item 14 will be included under the caption “Proposal 3, Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) (1) Financial Statements

      (a) (2) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
      (b) Exhibits Incorporated by Reference or Filed with this Report

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

3.1		Restated Articles of Incorporation of the Company.(1)
3.2		Amended and Restated Bylaws of the Company.(10)

4.1		Form of 5.0 percent Convertible Subordinated Note Due 2008.(13)

4.2		Form of Warrant to Purchase Common Stock.(13)

4.3		Registration Rights Agreement dated as of August 6, 2003 by and between Dave and Buster’s, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein.(13)

4.4		Form of Indenture dated as of August 7, 2003 between Dave & Buster’s, Inc. and Bank of New York.(13)

4.5		Form of Warrant Agent Agreement dated as of August 7, 2003 between Dave and Buster’s, Inc. and U.S. Bancorp Piper Jaffray, Inc.(13)

10.1		Securities Purchase Agreement dated as of August 6, 2003 by and between the Company, U.S. Bancorp Piper Jaffray, Inc. and the buyers as defined therein.(13)

10	.1.1-10.1.5	Intentionally omitted

10	.1.6	Amended and Restated Revolving Credit and Term Loan Agreement dated November 1, 2004 by and among the Company and its subsidiaries, Bank of America NA (as agent) and the financial institutions named therein.(12)

10	.2-10.6	Intentionally omitted

10.7		Rights Agreement between the Company and Rights Agent, dated June 16, 1995.(1)

10.8		1995 Stock Option Plan (As Amended and Restated April 26, 2000).(3)

10.9		Stock Option Plan for Outside Directors.(4)

10.11		Employment and Executive Retention Agreements for Co-Chief Executive Officers, dated June 16, 1995.(5)

10.12		Form of Indemnity Agreements with Executive Officers and Directors.(6)

10.13		Intentionally Omitted.

10.14		Executive Retention Agreement between the Company and Sterling R. Smith dated June 11, 2001(7)

10.15		Intentionally Omitted.

10.16		Agreement of Sale and Purchase dated October 1, 2001 between the Company, as seller, and General Electric Capital, Business Asset Funding Corporation, as purchaser, for the Company’s corporate headquarters in Dallas, Texas.(8)

10.17		Lease Agreement dated October 1, 2001 between General Electric Capital Business Asset Funding Corporation, as landlord, and the Company, as tenant for the Company’s corporate headquarters in Dallas, Texas.(8)

10.18		Agreement of Sale and Purchase dated November 12, 2001 between D&B Realty Holding, Inc., as seller, and KAZA I, Ltd., as purchaser for Houston, Texas property.(9)

10.19		Lease Agreement dated December 14, 2001 between KAZA I L.P. as landlord, and Dave & Buster’s I, L.P. as tenant for Houston, Texas property.(9)

10.20	Agreement of Sale and Purchase dated as of December 17, 2001 between D&B Realty Holding, Inc., as seller, and Landfair, LLC as purchaser for Marietta, Georgia property.(9)

10.21	Lease Agreement dated December 17, 2001 between Landfair LLC, as landlord, and Dave & Buster’s I, L.P., as tenant, for Marietta, Georgia property.(9)

10.23	Executive Retention Agreement dated December 3, 2001 between the Company and William C. Hammett, Jr.(9)

10.24	Asset Purchase Agreement dated July 25, 2003 by and among Funtime Hospitality Corp. and the Company.(11)

10.25	Asset Purchase Agreement, dated September 24, 2004 by and among Tango Acquisition, Inc, Dave & Buster’s Inc., JBC Acquisition Corporation, Gemini Investors III, L.P. Jillian’s Entertainment Holdings, Inc. and various subsidiaries of Jillian’s Entertainment Holdings, Inc.(14)

12	Computation of Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Company.*

23	Consent of Registered Public Accounting Firm.*

24	Power of Attorney (included on the Signature page of this report).*

31	Rule 13a-14(a)/15d-14(a) Certifications.*

32	Section 1350 Certifications.*
99	Proxy Statement of Registrant(15)
Not applicable.

*	Filed herewith.

(1)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended April 30, 1995.

(2)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended July 30, 2000.

(3)	Filed as an Exhibit to the registrant’s Schedule 14A definitive Proxy Statement dated April 28, 2000.

(4)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 1, 1997.

(5)	Filed as an Exhibit to the registrants Form 10-K for the fiscal year ended February 4, 2001.

(6)	Filed as an Exhibit to the registrant’s Form 10 filed April 11, 1995.

(7)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13 week period ended August 5, 2001.

(8)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13 week period ended November 4, 2001.

(9)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 3, 2002.

(10)	Filed as an Exhibit to the registrant’s Form 10-K for the fiscal year ended February 2, 2003.

(11)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended August 3, 2003.

(12)	Filed as an Exhibit to the registrant’s Form 10-Q for the 13-week period ended November 2, 2003.

(13)	Filed as an Exhibit to the registrant’s Form 8-K filed on August 7, 2003.

(14)	Filed as an Exhibit to the registrant’s Form 8-K filed on September 24, 2004.

(15)	To be filed on or about April 25, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dave & Buster’s, Inc.
a Missouri corporation

By:	/s/ WILLIAM C. HAMMETT, JR.

William C. Hammett, Jr.,
Senior Vice President and
Chief Financial Officer
Date: April 14, 2005
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Hammett, Jr. and James W. Corley, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2005.

Name	Title

/s/ PETER A. EDISON Peter A. Edison	Chairman of the Board

/s/ JAMES W. CORLEY James W. Corley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID O. CORRIVEAU David O. Corriveau	President and Director

/s/ WILLIAM C. HAMMETT, JR. William C. Hammett, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL J. METZINGER Michael J. Metzinger	Vice President and Controller (Principal Accounting Officer)

/s/ ALLEN J. BERNSTEIN Allen J. Bernstein	Director

Name	Title

/s/ WALTER J. HUMANN Walter J. Humann	Director

/s/ MARK A. LEVY Mark A. Levy	Director

/s/ CHRISTOPHER C. MAGUIRE Christopher C. Maguire	Director

/s/ DAVID B. PITTAWAY David B. Pittaway	Director

/s/ PATRICIA P. PRIEST Patricia P. Priest	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Dave & Buster’s, Inc.
      We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. as of January 30, 2005 and February 1, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. at January 30, 2005 and February 1, 2004, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended January 30, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
      As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements for the years ended February 1, 2004 and February 2, 2003 have been restated.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dave & Buster’s, Inc.’s internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Dallas, Texas
April 13, 2005

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS

	January 30,	February 1,
	2005	2004

		(As restated,
		Note 2)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,624	$3,897
Inventories	28,935	26,233
Prepaid expenses	3,034	2,709
Other current assets	2,612	2,518

Total current assets	42,205	35,357
Property and equipment, net (Note 4)	331,478	291,473
Other assets and deferred charges	23,725	13,371

Total assets	$397,408	$340,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$7,792	$3,333
Accounts payable	12,146	13,346
Accrued liabilities (Note 5)	18,119	12,898
Income taxes payable (Note 7)	5,802	2,889
Deferred income taxes (Note 7)	6,002	3,111

Total current liabilities	49,861	35,577
Deferred income taxes (Note 7)	4,959	11,689
Deferred rent liability	63,113	60,959
Other liabilities	2,179	1,991
Long-term debt, less current installments (Note 6)	80,351	50,201
Commitments and contingencies (Notes 6, 8 and 13)
Stockholders’ equity (Note 9):
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,452,267 and 13,181,284 shares issued and outstanding as of January 30, 2005 and February 1, 2004, respectively	135	132
Paid-in capital	122,173	118,669
Restricted stock awards	1,454	905
Accumulated comprehensive income	225	—
Retained earnings	74,804	61,924

	198,791	181,630
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	196,945	179,784

Total liabilities and stockholders’ equity	$397,408	$340,201

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
	(In thousands, except per share amounts)
Food and beverage revenues	$209,689	$191,881	$192,882
Amusement and other revenues	180,578	170,941	180,870

Total revenues	390,267	362,822	373,752
Cost of food and beverage	51,367	46,354	46,220
Cost of amusement and other	21,704	21,788	22,532

Total cost of products	73,071	68,142	68,752
Operating payroll and benefits	110,542	105,027	114,904
Other store operating expenses	119,509	108,413	114,957
General and administrative expenses	26,221	25,033	25,640
Depreciation and amortization expense	34,238	32,741	33,156
Preopening costs	1,295	—	1,520

Total operating costs	364,876	339,356	358,929

Operating income	25,391	23,466	14,823
Interest expense, net	5,586	6,926	7,143

Income before provision for income taxes	19,805	16,540	7,680
Provision for income taxes (Note 7)	6,925	5,619	2,592

Income before cumulative effect of a change in an accounting principle	12,880	10,921	5,088
Cumulative effect of a change in an accounting principle (Note 1)	—	—	(7,096)

Net income (loss)	$12,880	$10,921	$(2,008)

Net income (loss) per share - basic: (Note 10)
Before cumulative effect of a change in an accounting principle	$0.97	$0.83	$0.40
Cumulative effect of a change in an accounting principle	—	—	(0.55)

	$0.97	$0.83	$(0.15)

Net income (loss) per share - diluted: (Note 10)
Before cumulative effect of a change in an accounting principle	$0.87	$0.79	$0.38
Cumulative effect of a change in an accounting principle	—	—	(0.53)

	$0.87	$0.79	$(0.15)

Weighted average shares outstanding:
Basic	13,331	13,128	12,997
Diluted	16,540	14,646	13,404
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Restricted	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Stock	Income	Stock	Total

	(In thousands)
Balance, February 3, 2002(as previously reported)	12,959	$131	$115,701	$55,778	$382	$—	$(1,846)	$170,146
Effect on prior periods of restatement for lease accounting (Note 2)	—	—	—	(2,777)	—	—	—	(2,777)
Balance, February 3, 2002(as restated, Note 2)	12,959	131	115,701	53,001	382	—	(1,846)	167,369
Net earnings (as restated, Note 2)	—	—	—	(2,008)	—	—	—	(2,008)
Stock option exercises	121	1	870	—	—	—	—	871
Tax benefit related to stock option exercises	—	—	107	—	—	—	—	107
Amortization of restricted stock awards	—	—	—	—	226	—	—	226

Balance, February 2, 2003(as restated, Note 2)	13,080	132	116,678	50,993	608	—	(1,846)	166,565
Net earnings (as restated, Note 2)	—	—	—	10,921	—	—	—	10,921
Stock option exercises	101	—	704	—	—	—	—	704
Tax benefit related to stock option exercises	—	—	137	—	—	—	—	137
Amortization of restricted stock awards	—	—	—	—	297	—	—	297
Fair value of warrants issued in connection with convertible subordinated notes	—	—	1,150	—	—	—	—	1,150
Other	—	—	—	10	—	—	—	10

Balance, February 1, 2004(as restated, Note 2)	13,181	132	118,669	61,924	905	—	(1,846)	179,784
Net earnings	—	—	—	12,880	—	—	—	12,880
Unrealized foreign currency translation gain	—	—	—	—	—	225	—	225

Comprehensive income	—	—	—	—	—	—	—	13,105
Stock option exercises	271	3	2,799	—	—	—	—	2,802
Tax benefit related to stock option exercises	—	—	705	—	—	—	—	705
Amortization of restricted stock awards	—	—	—	—	549	—	—	549

Balance, January 30, 2005	13,452	$135	$122,173	$74,804	$1,454	$225	$(1,846)	$196,945

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
	(In thousands)
Cash flows from operating activities:
Income before cumulative effect of a change in an accounting principle	$12,880	$10,921	$5,088
Adjustments to reconcile income before cumulative change in an accounting principle to net cash provided by operating activities:
Depreciation and amortization expense	34,238	32,741	33,156
Deferred income tax expense (benefit)	(3,820)	822	6,233
Tax benefit related to stock options	705	137	107
Restricted stock awards	549	297	226
Warrants related to convertible debt	254	107	—
Other, net	314	(256)	(222)
Changes in operating assets and liabilities, net of effect of business acquisitions
Inventories	(2,069)	401	(670)
Prepaid expenses	(325)	(660)	(607)
Other current assets	(94)	(382)	309
Other assets and deferred charges	(1,884)	(502)	940
Accounts payable	(1,200)	(1,606)	(1,039)
Accrued liabilities	3,535	697	1,116
Income taxes payable	2,914	2,564	(4,729)
Deferred rent liability	2,154	(115)	1,066
Other liabilities	188	351	866

Net cash provided by operating activities	48,339	45,517	41,840
Cash flows from investing activities:
Capital expenditures	(34,234)	(24,292)	(22,956)
Business acquisition, net of cash acquired	(47,876)	(3,600)	—
Proceeds from sales of property and equipment	338	471	750

Net cash used in investing activities	(81,772)	(27,421)	(22,206)
Cash flows from financing activities:
Borrowings under long-term debt	78,446	44,825	12,000
Repayments of long-term debt	(43,250)	(57,789)	(34,602)
Debt costs	(841)	(4,469)	—
Proceeds from exercises of stock options	2,805	704	977

Net cash provided by (used in) financing activities	37,160	(16,729)	(21,625)

Increase (decrease) in cash and cash equivalents	3,727	1,367	(1,991)
Beginning cash and cash equivalents	3,897	2,530	4,521

Ending cash and cash equivalents	$7,624	$3,897	$2,530

Supplemental disclosures of cash flow information:
Cash paid for income taxes - net of refunds	$7,146	$1,798	$679
Cash paid for interest, net of amounts capitalized	$2,504	$5,428	$7,353
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars In Thousands, Except Per Share Amounts

Note 1:	Summary of Significant Accounting Policies
      Basis of Presentation — The consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s” and “Jillian’s”, which are principally located in the United States and Canada.
      Reclassifications — Certain previously reported amounts have been reclassified to conform to the current presentation.
      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Fiscal Year — Our fiscal year ends on the Sunday after the Saturday closest to January 31. References to 2004, 2003, and 2002 are to the 52 weeks ended January 30, 2005, February 1, 2004 and February 2, 2003 respectively.
      Cash and Cash Equivalents — The Company considers amounts receivable from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.
      Inventories — Food and beverage and amusements inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well, as supplies needed for midway operations. Smallware supplies inventories, consisting of china, glassware and kitchen utensils, are capitalized at the store opening date, or when the smallware inventory is increased due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following:

	January 30,	February 1,
	2005	2004

Food and beverage	$2,249	$1,809
Amusements	2,467	2,393
Smallware supplies	17,535	16,715
Other	6,684	5,316

	$28,935	$26,233

      Property and Equipment — Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest and rent costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in 2004, 2003 and 2002 were $668, $170, and $361, respectively. Rent costs capitalized during the construction of facilities in 2004, 2003 and 2002 were $187, $0, and $159, respectively. Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.
      Intangible assets — Intangible assets consist of the value assigned to the trademark and trade name in the acquisition of certain assets of Jillian’s Entertainment Holdings, Inc. in November 2004. See Note 3. These assets have indefinite lives and, therefore, are not amortized, but will be tested for impairment at least annually. The carrying value of these intangible assets was $7,482 at January 30, 2005, and is included in other assets and deferred charges.
      Goodwill — We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but instead is reviewed for impairment at least annually. Impairment is deemed to exist when the carrying value of goodwill is greater that its implied fair value. As a result of applying the new standard, our initial assessment of fair value of the Company resulted in a write off of all of our goodwill of $7,100 during the first quarter of 2002. This was recorded as a cumulative effect of a change in accounting principle in 2002. As a result of this write off, we have no recorded amounts of goodwill.
      Income Taxes — We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.
      The calculation of our tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” Tax reserves are adjusted as events occur that affect our potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue.
      Stock-Based Compensation — At January 30, 2005, we had two stock-based compensation plans covering employees and directors. These plans are described more fully in Note 9. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair based method prescribed by SFAS No. 123. The pro forma impact of

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applying SFAS No. 123 in fiscal 2004, 2003 and 2002 is not necessarily representative of the pro forma impact in future years. Our pro forma information is as follows:

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
Net income (loss), as reported	$12,880	$10,921	$(2,008)
Stock compensation expenses recorded under the intrinsic method, net of income taxes	357	196	149
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(1,180)	(801)	(1,288)

Pro forma net income (loss)	$12,057	$10,316	$(3,147)

Basic earnings (loss) per common share, as reported	$0.97	$0.83	$(0.15)
Diluted earnings (loss) per common share, as reported	$0.87	$0.79	$(0.15)
Pro forma basic earnings (loss) per common share	$0.90	$0.79	$(0.24)
Pro forma diluted earnings (loss) per common share	$0.82	$0.75	$(0.23)
      Inputs used for the fair value method for our employee stock options are as follows:

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

Volatility	0.56	0.59	0.62
Weighted-average expected lives	5.00	4.40	5.00
Weighted-average risk-free interest rates	3.58%	2.82%	3.89%
Weighted-average fair value of options granted	$9.41	$5.05	$4.89
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is within the second quarter of the Company’s fiscal year ending January 29, 2006. The Company currently expects to adopt SFAS 123R effective August 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
      The adoption of SFAS 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However,

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had the Company adopted the requirements of SFAS 123R in prior periods, the impact would have approximated the amounts disclosed in the table above.
      Foreign Currency Translation — The financial statements related to our operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are included in stockholders’ equity as a component of comprehensive income.
      Revenue Recognition — Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of deposits on power cards used by customers to activate most of our midway games. These deposits are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to our financial position or results of operations.
      Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for 2004, 2003 and 2002 was $627, $331 and $564, respectively.
      Amusements Costs of Products — Certain of our midway games allow customers to earn coupons which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, rather than as the coupons are earned, as the estimated amount of earned coupons which will be redeemed in future periods has historically not been material to our financial position or results of operations.
      Advertising Costs — Advertising costs are recorded as expense in the period in which the costs are incurred or the first time the advertising takes place. These expenses were $12,256, $8,023 and $13,782 for 2004, 2003 and 2002, respectively.
      Preopening Costs — All start-up and preopening costs are expensed as incurred. Rent incurred between the time construction is substantially completed and the time the complex opens is included as preopening costs.
      Lease Accounting — Rent is computed on a straight line basis over the lease term. The lease term commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising. Construction allowances received from the lessor to reimburse the Company for the cost of leasehold improvements are recorded as deferred lease liabilities and amortized as a reduction rent of over the term of the lease. Rent incurred during the construction of facilities is capitalized as a component of the cost of the facilities.
      Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2004, in addition to net income, $225 of unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains or losses in prior years were not material.

Note 2.	Restatement of Financial Statements
      On February 7, 2005, the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases. The Company has reviewed the principles covered in the letter with its Audit

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Committee, specifically the accounting for construction allowances and rent holidays. As a result, management and our Audit Committee determined that previously issued financial statements should be restated.
      Historically, the Company has recognized straight line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which it calculates rent. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lesser of the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the pre-opening period is included in pre-opening costs.
      Additionally, the Company has changed its classification of construction allowances in its consolidated balance sheets to include the allowances as a component of deferred lease liabilities, which are being amortized as a reduction to rent expense over the terms of the respective leases. Historically, construction allowances have been recorded as a reduction of property and equipment and the related amortization has been classified as a reduction to depreciation and amortization expense. Furthermore, construction allowances are now presented as a component of cash flows from operating activities in the consolidated statements of cash flows. The Company’s consolidated statements of cash flows have historically reflected construction allowances as a reduction of capital expenditures within investing activities.
      The cumulative effect of the restatement adjustments through the Company’s February 1, 2004 balance sheet was to increase property and equipment, net and deferred lease liabilities by approximately $44,312 and $49,327, respectively, and to reduce deferred tax liabilities and stockholders’ equity by approximately $1,931 and $3,105, respectively. Adjustments to rent expense, depreciation expense, net of the related tax effects, resulted in decreases in net income of $108 and $68 and in diluted earnings per share of $.01 in both 2004 and 2003.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the significant effects of the restatement on the consolidated balance sheets at February 1, 2004 and February 2, 2003, and the consolidated statements of earnings and cash flows for the years then ended:

	Fiscal Year Ended February 1, 2004

	As
	Previously		As
	Reported	Adjustment	Restated

Consolidated balance sheet:
Property and equipment, net	$247,161	$44,312	$291,473
Total assets	295,889	44,312	340,201
Deferred lease liabilities	11,632	49,327	60,959
Deferred income tax liability	13,620	(1,931)	11,689
Retained earnings	65,029	(3,105)	61,924
Total stockholders’ equity	182,889	(3,105)	179,784
Consolidated statement of operations:
Other store operating expenses	111,310	(2,897)	108,413
Depreciation and amortization expense	29,734	3,007	32,741
Total operating costs	339,246	110	339,356
Income before income taxes	16,650	(110)	16,540
Income taxes	5,661	(42)	5,619
Net income	10,989	(68)	10,921
Basic earnings per share	$0.84	$(0.01)	$0.83
Diluted earnings per share	$0.80	$(0.01)	$0.79
Consolidated statement of cash flows:
Cash provided by operations	$45,517	$—	$45,517
Cash used in investing activities	(27,421)	—	(27,421)
Cash used in financing activities	(16,729)	—	(16,729)

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended February 2, 2003

	As
	Previously		As
	Reported	Adjustment	Restated

Consolidated balance sheet:
Property and equipment, net	$249,451	$47,319	$296,770

Deferred lease liabilities	8,850	52,224	61,074
Deferred income tax liability	14,065	(1,888)	12,177
Retained earnings	54,030	(3,017)	51,013
Total stockholders’ equity	169,602	(3,017)	166,585
Consolidated statement of operations:
Other store operating expenses	117,666	(2,708)	114,958
Depreciation and amortization expense	30,056	3,100	33,156
Pre-opening costs	1,488	32	1,520
Total operating costs	358,506	423	358,929
Income before income taxes	8,103	(423)	7,680
Income taxes	2,755	(163)	2,592
Income before cumulative effect of change in accounting principle	5,348	(260)	5,088
Net income	(1,748)	(260)	(2,008)
Basic earnings per share	$(0.14)	$(0.01)	$(0.15)
Diluted earnings per share	$(0.14)	$(0.01)	$(0.15)
Consolidated statement of cash flows:
Cash provided by operations	$40,604	$1,236	$41,840
Cash used in investing activities	(20,970)	(1,236)	(22,206)
Cash used in financing activities	(21,625)	—	(21,625)

Note 3:	Acquisitions
      Acquisition of Certain Assets of Jillian’s Entertainment Holdings Inc. — On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for $45,747 in cash. In addition, we incurred $2,369 in costs related to the transaction. The cash requirements of the acquisition were funded from borrowings under our amended senior bank credit facility. See Note 6.
      The nine Jillian’s complexes acquired are located in the metropolitan areas of: Minneapolis, Minnesota; Philadelphia, Pennsylvania; Concord, North Carolina; Farmingdale, New York; Nashville, Tennessee; Houston, Texas: Arundel, Maryland; Scottsdale, Arizona and Westbury, New York.
      The aggregate cost of the acquisition of $48,116 was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal. As a result, $31,329 was allocated to leasehold improvements, $9,117 to other property and equipment, $7,482 to the trade name and related trademarks, and $188 to working capital items. The results of the operations of the acquired complexes have been included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.
      Acquisition of Toronto, Canada Complex — On October 6, 2003, we completed the purchase of the Dave & Buster’s complex in Toronto, Canada from a party that operated the facility under a license agreement

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with us. The purchase price was $4,122, including $3,600 in cash plus the forgiveness of $522 in certain receivables due from the licensee. The purchase gave us the opportunity to expand our North American operations. The aggregate cost of the acquisition of $4,122 was allocated to the assets acquired and the liabilities assumed based on their estimated fair value. As a result, $4,750 was allocated to property and equipment, including leasehold improvements and $(628) to working capital items.
      The historical results of operations of the Toronto complex were not material to our historical consolidated results of operations.

Note 4:	Property and Equipment
      Property and equipment consist of the following (in thousands):

	Estimated Depreciable	January 30,	February 1,
	Lives (In Years)	2005	2004

			(As restated,
			Note 2)
Land	—	$6,706	$6,706
Buildings	40	44,194	44,663
Leasehold and building improvements	shorter of 20 or lease term	242,099	202,026
Furniture, fixtures and equipment	5-10	123,680	106,009
Games	5	98,886	86,382
Construction in progress		4,504	5,560

Total cost		520,069	451,346
Less accumulated depreciation		188,591	159,873

Property and equipment, net		$331,478	$291,473

Note 5:	Accrued Liabilities
      Accrued liabilities consist of the following (in thousands):

	January 30,	February 1,
	2005	2004

Compensation and benefits	$6,084	$7,554
Sales and use taxes	2,471	1,330
Real estate taxes	1,921	1,143
Other	7,643	2,871

Total accrued liabilities	$18,119	$12,898

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Long-term Debt
      Long-term debt consisted of the following (in thousands):

	January 30,	February 1,
	2005	2004

Revolving credit facility	$5,871	$10,517
Term debt facility	53,167	14,167
Convertible subordinated notes, net of discount	29,105	28,850

	88,143	53,534
Less current installments	7,792	3,333

Long-term debt, less current installments	$80,351	$50,201

      On October 29, 2003, we amended our senior bank credit facility. The facility included a $45,000 revolving credit facility and a $15,000 term debt facility. At February 1, 2004, we also had $5,780 letters of credit outstanding. Interest on borrowings under the revolving credit facility floated based on the bank’s prime interest rate or the one-month EuroDollar, plus, in each case, a margin based on financial performance. The interest rate on the revolving credit facility was 3.87 percent at February 1, 2004. Interest on borrowings under the term debt facility were also at a floating rate based on the three month EuroDollar (1.13 percent at February 1, 2004), or at our option, the bank’s prime interest rate (4.00 percent at February 1, 2004), plus, in each case, a margin based on financial performance. The interest rate on the term debt facility was 3.91 percent at February 1, 2004.
      On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60,000 revolving credit facility and a $55,000 term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On January 30, 2005, borrowings under the revolving credit facility and term debt facility were $5,871 and $53,167, respectively. At January 30, 2005, we had $6,420 letters of credit outstanding, leaving approximately $47,580 available for additional borrowings or letters of credit. Borrowings under the credit facility were utilized to fund the cash requirements of Jillian’s transaction (Note 3), and the costs related to the amended facility. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (5.25 percent at January 30, 2005) or, at our option, the applicable EuroDollar rate (2.41 percent at January 30, 2005), plus a margin, in either case, based upon financial performance, as prescribed in the amended facility. The interest rate on the credit facility at January 30, 2005 was 4.91 percent. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and maximum permitted capital expenditures. Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1,800 and increasing each calendar year, with the final payment due on November 1, 2009.
      On August 7, 2003 we closed a $30,000 private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The convertible subordinated notes have a maximum leverage ratio which is significantly less restrictive than the senior bank credit facility covenant. In the event we were to pay a cash dividend to common stockholders,

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the convertible subordinated notes would be included in the distribution as if converted. The fair value of the warrants of $1,276 was recorded as a discount on the notes and is being amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility. We agreed with the bank that up to $4,000 of the repaid balance could be borrowed to fund the purchase of the Dave & Buster’s complex in Toronto. See Note 3.
      The fair value of our convertible subordinated notes, based on its conversion value, was approximately $43,537 at January 30, 2005. The fair value of the borrowings under the senior bank credit facility approximates their carrying value.
      In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $31,030 at January 30, 2005 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded to mark the instrument to its fair market value as interest expense. As a result of the swap agreement, we recorded additional interest expense of $1,577, $1,863 and $1,803 in 2004, 2003 and 2002, respectively.
      The following table sets forth the Company’s future debt payment obligations:

Fiscal Year	Payment

2005	$7,792
2006	9,625
2007	11,458
2008	13,292
2009	46,871

Total future payments	89,038
Less: Unamortized discount on convertible debt	(895)
Current installments of long-term debt	(7,792)

Total long-term debt	$80,351

Note 7:	Income Taxes
      The provision for income taxes is as follows:

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
Current expense (benefit)
Federal	$9,813	$4,353	$(3,876)
State and local	932	444	235
Deferred expense (benefit)	(3,820)	822	6,233

Total provision for income taxes	$6,925	$5,619	$2,592

      As a result of a change in the tax law in 2001, we amended our 2001 federal income tax return, which resulted in a refund of approximately $2,900. The refund was received in 2003.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	January 30,	February 1,
	2005	2004

		(As restated,
		Note 2)
Deferred tax liabilities:
Property and equipment	$9,941	$19,322
Prepaid expenses	478	451
Smallware supplies	5,332	355
Other	864	777

Total deferred tax liabilities	16,615	20,905
Deferred tax assets:
Preopening costs	4,934	4,184
Leasing transactions	54	1,351
Worker’s compensation	666	570

Total deferred tax assets	5,654	6,105

Net deferred tax liability	$10,961	$14,800

      The reconciliation of the federal statutory rate to our effective income tax rate follows:

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.7%	2.2%	6.9%
Foreign taxes	(2.1)%	—	—
Nondeductible expenses	2.0%	2.8%	6.3%
Tax credits	(4.2)%	(6.6)%	(16.5)%
Other	1.6%	0.6%	2.1%

Effective tax rate	35.0%	34.0%	33.8%

Note 8:	Leases
      We lease certain property and equipment under operating leases. Some of the leases include options for renewal or extension on various terms. Most of our leases require the Company to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For 2004, 2003 and 2002, rent expense for operating leases was $24,290, $21,540 and $21,152, respectively, including contingent rentals of $890, $683 and $624, respectively. At January 30, 2005, future minimum lease payments, including any periods covered by renewal options the Company is reasonably assured of exercising, (including the sale/leaseback transactions described below) are:

2005	2006	2007	2008	2009	Thereafter	Total

$37,998	$36,963	$36,420	$35,963	$36,370	$360,011	$543,725

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2001, we completed the sale/leaseback of two complexes and our corporate headquarters. Cash proceeds of $18,474 were received along with twenty-year notes aggregating $5,150. The notes bear interest of 7 percent to 7.5 percent. These locations were sold to non-affiliated entities. In 2000, we entered into a sale/leaseback transaction with Cypress San Diego I, L.P. an affiliate of Cypress Equities, Inc. for our San Diego, California complex pursuant to which we received $6,300 in cash and a promissory note for $1,600. A director of the Company is the managing member of Cypress Equities, Inc. In October 2003, Cypress San Diego I, L.P. sold its interest in the San Diego property to a third party unrelated to the Company. Lease payments to Cypress Equities, Inc. in 2003 and 2002 were $667 and $1,000, respectively.
      Future aggregating lease obligations under the sale/leaseback agreements, which are classified as operating leases, are as follows:

2005	2006	2007	2008	2009	Thereafter	Total

$4,051	$4,183	$4,225	$4,267	$4,310	$54,279	$75,315
      At January 30, 2005 and February 1, 2004 the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $6,222 and $6,407, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2005	2006	2007	2008	2009	Thereafter	Total

$652	$652	$652	$652	$652	$7,629	$10,889

Note 9:	Common Stock
      Stock-Based Compensation — In 1995, we adopted the Dave & Buster’s, Inc. 1995 Stock Option Plan (the “Plan”), which as amended covers 2,950,000 shares of common stock. The Plan provides that incentive stock options may be granted at option prices not less than fair market value at date of grant (110 percent in the case of an incentive stock option granted to any person who owns more than 10 percent of the total combined voting power of all classes of stock of the Company). Non-qualified stock options may be granted at the fair market value of the common stock at the time of grant and are primarily exercisable over a three to five year period from the date of the grant. Through January 30, 2005, all non-qualified stock options have option prices equal to fair market value at date of grant.
      In 1996, we adopted a stock option plan for outside directors (the “Directors’ Plan”), for a total of 190,000 shares of common stock. The options granted under the Directors’ Plan vest ratably over a three-year period.
      In 2000, we amended and restated the Dave & Buster’s, Inc. 1995 Stock Incentive Plan to allow the Company to grant restricted stock awards. Recipients are not required to provide consideration to the Company other than render service and have the right to vote the shares and to receive dividends. In 2004 and 2003, we issued, 115,000 and 23,500 shares of restricted stock with market values of $17.66-$18.90 and $9.27-$10.70, respectively. The restricted shares vest at the earlier of attaining certain performance targets or in 2007 and 2010. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the restricted stock compensation was $549, $297 and $226 in 2004, 2003 and 2002, respectively.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share data):

	Fiscal Year Ended

	January 30, 2005		February 1, 2004		February 2, 2003

		Exercise		Exercise		Exercise
	Options	Price*	Options	Price*	Options	Price*

Outstanding - beginning of year	2,417	$11.55	2,498	$11.79	2,785	$11.81
Granted	277	17.30	256	9.96	112	8.62
Exercised	(271)	10.34	(101)	6.95	(121)	7.20
Forfeited	(98)	13.41	(236)	14.30	(278)	12.76

Outstanding - end of year	2,325	12.29	2,417	11.55	2,498	11.79

Exercisable - end of year	1,680	$12.86	1,592	$13.13	1,411	$14.25

*	Weighted average exercise price
      As of January 30, 2005, 988,000 options have exercise prices that range from $5.59 to $8.38, 528,000 options have exercise prices that range from $8.39 to $16.76 and 809,000 options have exercised prices that range from $16.77 to $27.94. The weighted-average remaining contractual life of the options is 5.7 years.
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

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated,	(As restated,
		Note 2)	Note 2)
Numerator for basic earnings per common share - net income (loss)	$12,880	$10,921	$(2,008)
Impact of convertible debt interest and fees	1,479	662	—

Income (loss) applicable to common shareholders	$14,359	$11,583	$(2,008)

Denominator for basic earnings per common share - weighted average shares	13,331	13,128	12,997
Dilutive securities:
Employee stock options and warrants	887	357	407
Convertible debt	2,322	1,161	—

Denominator for diluted earnings per common share - adjusted weighted average shares	16,540	14,646	13,404

Diluted earnings (loss) per common share before cumulative effect of accounting change	$0.87	$0.79	$0.38
Cumulative effect of a change in accounting principle	—	—	(0.53)

Diluted earnings (loss) per common share	$0.87	$0.79	$(0.15)

      In 2004, 2003 and 2002, options to purchase 713,000, 870,000 and 992,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the exercise price was greater than the market price and the effect would have been antidilutive.

Note 11:	Related Party Activity
      In 2000, the Company entered into a sale/leaseback transaction with Cypress San Diego I, L.P. an affiliate of Cypress Equities, Inc. for its San Diego, California complex. A director of the Company is the managing member of Cypress Equities, Inc. See Note 8.
      As of January 30, 2005, there were no loans to officers. At February 2, 2003 an officer owed the Company $100, under the terms of a personal loan, which was non-interest bearing and payable on demand. This loan was in existence prior to the prohibition on loans to executive officers enacted under Section 402 of the Sarbanes-Oxley Act of 2002 and was therefore exempt from such prohibition. The loan was paid in full in April 2003.

Note 12:	Employee Benefit Plan
      The Company sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Company contributions may range from 0 percent to 100 percent of employee contributions, up to a maximum of 6 percent of eligible employee compensation, as defined. Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the assets of the 401(k) Plan. The Company’s contributions to the 401(k) plan were $209, $204, and $391, for 2004, 2003 and 2002, respectively.

Note 13:	Contingencies
      The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

Note 14:	Quarterly Financial Information (unaudited)
(in thousands, except per share amounts)

	Fiscal Year Ended January 30, 2005

	First	Second	Third	Fourth

	(As restated)	(As restated)	(As restated)
Total revenues	$94,966	$89,844	$84,043	$121,414
Income (loss) before provision for income taxes	5,452	3,402	(139)	11,089
Net income (loss)	3,600	2,202	(88)	7,166
Basic net income (loss) per share	$0.27	$0.17	$0.00	$0.53
Basic weighted average shares outstanding	13,205	13,319	13,381	13,418
Diluted net income per share	$0.25	$0.16	$0.00	$0.46
Diluted weighted average shares outstanding	16,192	16,486	13,381	16,562

	Fiscal Year Ended February 1, 2004

	First	Second	Third	Fourth

	(As restated)	(As restated)	(As restated)	(As restated)
Total revenues	$91,587	$88,309	$82,882	$100,044
Income (loss) before provision for income taxes	4,591	2,190	(801)	10,558
Net income (loss)	3,032	1,447	(526)	6,969
Basic net income (loss) per share	$0.23	$0.11	$(0.04)	$0.54
Basic weighted average shares outstanding	13,090	13,116	13,144	13,161
Diluted net income (loss) per share	$0.23	$0.11	$(0.04)	$0.46
Diluted weighted average shares outstanding	13,283	13,458	13,144	15,944
      As discussed in Note 2, in the fourth quarter of fiscal 2004, we corrected the accounting for our facility leases and restated our financial information for prior periods. The restatement did not have a significant effect on our results of operations for any of the periods presented in the table above.
      As discussed in Note 3, in the fourth quarter of fiscal 2004, we completed the acquisition of nine Jillian’s locations.

INDEX OF EXHIBITS FILED HEREWITH

Exhibit
Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Registered Public Accounting Firm.

24	Power of Attorney (included on the Signature page of this report).

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.