Form 10-Q
period 2005-05-01
DAVE & BUSTERS INC
filed 2005-06-08
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MAY 1, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO .

Commission file number: 0-25858

DAVE & BUSTER’S, INC.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI (State of Incorporation)	43-1532756 (I.R.S. Employer Identification No.)

2481 Manana Drive Dallas, Texas (Address of Principle Executive Offices)	75220 (Zip Code)

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

Yes ☑ No ☐

     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of June 6, 2005 was 13,891,067 shares.

Dave & Buster’s, Inc.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended
	May 1,	May 2,
	2005	2004
		(As restated, Note 2)
Food and beverage revenues	$61,392	$49,021
Amusements and other revenues	54,343	45,945

Total revenues	115,735	94,966

Cost of food and beverage	15,191	12,189
Cost of amusement and other	5,816	5,532

Total cost of products	21,007	17,721
Operating payroll and benefits	32,725	26,928
Other store operating expenses	35,536	28,868
General and administrative expenses	7,692	6,299
Depreciation and amortization expense	9,741	8,220
Preopening expenses	78	—

Total costs and expenses	106,779	88,036

Operating income	8,956	6,930
Interest expense, net	1,773	1,478

Income before provision for income taxes	7,183	5,452
Provision for income taxes	2,622	1,852

Net income	$4,561	$3,600

Net income per share - basic	$0.34	$0.27

Net income per share - diluted	$0.30	$0.25

Weighted average shares outstanding:
Basic	13,472	13,205
Diluted	16,576	16,192

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 1,	January 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$5,177	$7,624
Inventories	28,655	28,935
Prepaid expenses	3,925	3,034
Other current assets	4,546	2,612

Total current assets	42,303	42,205
Property and equipment, net	332,111	331,478
Other assets and deferred charges	23,057	23,725

Total assets	$397,471	$397,408

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (Note 4)	$8,250	$7,792
Accounts payable	11,761	12,146
Accrued liabilities	18,944	18,119
Income taxes payable	2,836	5,802
Deferred income taxes	5,836	6,002

Total current liabilities	47,627	49,861
Deferred income taxes	4,959	4,959
Deferred rent liability	64,177	63,113
Other liabilities	3,900	2,179
Long-term debt, less current installments (Note 4)	74,604	80,351
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,499,567 and 13,452,267 shares issued and outstanding as of May 1, 2005 and January 30, 2005, respectively	135	135
Paid-in capital	122,723	122,173
Restricted stock awards	1,632	1,454
Accumulated comprehensive income	195	225
Retained earnings	79,365	74,804

	204,050	198,791
Less treasury stock, at cost (175,000 shares)	1,846	1,846

Total stockholders’ equity	202,204	196,945

Total liabilities and stockholders’ equity	$397,471	$397,408

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Restricted	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Stock	Income	Earnings	Stock	Total

Balance, January 30, 2005	13,452	$135	$122,173	$1,454	$225	$74,804	$(1,846)	$196,945
Net earnings	—	—	—	—		4,561	—	4,561
Unrealized foreign currency translation (loss)	—	—	—	—	(30)	—	—	(30)
Comprehensive income	—	—	—	—	—	—	—	4,531
Stock option exercises	48	—	385	—	—	—	—	385
Tax benefit related to stock option exercise	—	—	165	—	—	—	—	165
Amortization of restricted stock awards	—	—	—	178	—	—	—	178

Balance, May 1, 2005	13,500	$135	$122,723	$1,632	$195	$79,365	$(1,846)	$202,204

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks Ended
	May 1,	May 2,
	2005	2004
		(As restated, Note 2)
Cash flows from operating activities:
Net Income	$4,561	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,741	8,220
Deferred income tax benefit	(166)	(152)
Tax benefit related to stock options	165	140
Restricted stock awards	178	81
Warrants related to convertible debt	63	63
Other, net	(36)	(14)
Changes in operating assets and liabilities Inventories	280	(700)
Prepaid expenses	(891)	(1,960)
Other current assets	(1,934)	899
Other assets and deferred charges	1,150	246
Accounts payable	(385)	(847)
Accrued liabilities	825	878
Income taxes payable	(2,967)	(905)
Deferred rent liability	1,064	(240)
Other liabilities	1,721	(42)

Net cash provided by operating activities	13,369	9,267
Cash flows from investing activities:
Capital expenditures	(10,866)	(7,067)
Proceeds from sales of property and equipment	17	325

Net cash used in investing activities	(10,849)	(6,742)
Cash flows from financing activities:
Borrowings under long-term debt	—	1,500
Repayments of long-term debt	(5,352)	(2,833)
Proceeds from exercises of stock options	385	761

Net cash used in financing activities	(4,967)	(572)

Increase (decrease) in cash and cash equivalents	(2,447)	1,953
Beginning cash and cash equivalents	7,624	3,897

Ending cash and cash equivalents	$5,177	$5,850

Supplemental disclosures of cash flow information:
Cash paid for income taxes – net of refunds	$5,655	$2,747
Cash paid for interest, net of amounts capitalized	$1,232	$1,478

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2005
(unaudited)

(dollars in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation – Dave and Buster’s, Inc., a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s” and “Jillian’s,” which are principally located in the United States and Canada. The unaudited consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. No entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included.

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended January 30, 2005, (including the notes thereto), set forth in Dave & Buster’s, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2005. The results of operations for the 13-week period ended May 1, 2005, are not necessarily indicative of the results that may be achieved for the entire 52-week fiscal year ended January 29, 2006.

Reclassifications – Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers amounts receivable from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

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

	May 1,	January 30,
	2005	2005
Food and beverage	$2,133	$2,249
Merchandise	2,469	2,467
Smallware supplies	17,585	17,535
Other	6,468	6,684

	$28,655	$28,935

Property and Equipment – Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest and rent costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Rent costs capitalized during the construction of facilities in the first quarter of 2005 and 2004 were $45 and $10, respectively. Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Income Taxes – We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

Stock-Based Compensation – At May 1, 2005, we had two stock-based compensation plans covering employees and directors. We have elected to follow recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-based awards to our employees and directors. Under APB No. 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair value based method prescribed by SFAS No. 123. The proforma impact of applying SFAS No. 123 to a 13-week fiscal quarter is not necessarily representative of the proforma impact on the current and future fiscal years. Our pro forma information is as follows:

	13 Weeks Ended
	May 1,	May 2,
	2005	2004
		(As restated, Note 2)
Net income as reported	$4,561	$3,600
Stock compensation expenses recorded under the intrinsic method, net of income taxes	113	81
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(153)	(196)

Pro forma net income	$4,521	$3,485

Basic earnings per common share, as reported	$0.34	$0.27
Diluted earnings per common share, as reported	$0.30	$0.25

Pro forma basic earnings per common share	$0.34	$0.26
Pro forma diluted earnings per common share	$0.29	$0.24

Stock Based Compensation – In December 2004, the FASB issued FAS No. 123R, “Share-Based payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which is the Company’s 2006 fiscal year. The Company currently expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The adoption of SFAS 123R may have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards.

Foreign Currency Translation – The financial statements related to our operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at period-end exchange rates. Translation adjustments are included as a component of accumulated comprehensive income in stockholders’ equity.

Revenue Recognition – Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of deposits on power cards used by customers to activate most of our midway games. These deposits are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to our financial position or results of operations.

Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the 13-week periods ended May 1, 2005 and May 2, 2004 were $252 and $173, respectively.

Amusements Costs of Product - Certain of our midway games allow customers to earn coupons which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, rather than as the coupons are earned, as the estimated amount of earned coupons which will be redeemed in future periods has historically not been material to our financial position or results of operations.

Preopening Costs – All start-up and preopening costs are expensed as incurred. Rent incurred between the time construction is substantially completed and the time the complex opens is included as preopening costs.

Lease Accounting - Rent is computed on a straight line basis over the lease term. The lease term commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising. Construction allowances received from the lessor to reimburse the Company for the cost of leasehold improvements are recorded as deferred lease liabilities and amortized as a reduction rent of over the term of the lease. Rent incurred during the construction of facilities is capitalized as a component of the cost of the facilities.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total currency loss adjustments recorded for 13-week periods ended May 1, 2005 and May 2, 2004 were $30 and $8 respectively.

Note 2. Restatement of Financial Statements

On February 7, 2005, the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases. The Company has reviewed the principles covered in the letter with its Audit Committee, specifically the accounting for construction allowances and rent holidays. As a result, management and our Audit Committee determined that previously issued financial statements should be restated.

Historically, the Company has recognized straight-line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which it calculates rent. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lesser of the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the pre-opening period is included in pre-opening costs.

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

The cumulative effect of the restatement adjustments through the Company’s May 2, 2004 balance sheet was to increase property and equipment, net and deferred lease liabilities by approximately $43,558 and $48,624, respectively, and to reduce deferred tax liabilities and stockholders’ equity by approximately $1,931 and $3,123, respectively. Adjustments to rent expense, depreciation expense, net of the related tax effects, resulted in a decrease in net income of $18 and no change to the calculated diluted earnings per share for the 13 week period ended May 2, 2004.

The following is a summary of the significant effects of the restatement on the consolidated statements of earnings and cash flows for the 13-week period ended May 2, 2004.

	13 Weeks Ended May 2, 2004
	As Previously
	Reported	Adjustment	As Restated
Consolidated statement of operations:
Other store operating expenses	$29,592	$(724)	$28,868
Depreciation and amortization expense	7,466	754	8,220
Total operating costs	88,006	30	88,036
Income before income taxes	5,482	(30)	5,452
Income taxes	1,864	(12)	1,852
Net income	3,618	(18)	3,600
Basic earnings per share	$0.27	$—	$0.27
Diluted earnings per share	$0.25	$—	$0.25

Consolidated statement of cash flows:
Cash provided by operations	$9,267	—	$9,267
Cash used in investing activities	(6,742)	—	(6,742)
Cash used in financing activities	(572)	—	(572)

Note 3: Acquisitions

Acquisition of Certain Assets of Jillian’s Entertainment Holdings Inc.— On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for $45,747 in cash. In addition, we incurred $2,369 in costs related to the transaction. The cash requirements of the acquisition were funded from borrowings under our amended senior bank credit facility.

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

Note 4: Long-term Debt

Long-term debt consisted of the following (in thousands):

	May 1,	May 2,
	2005	2004
Revolving credit facility	$2,352	$10,054
Term debt facility	51,333	13,334
Convertible subordinated notes, net of discount	29,169	28,913

	82,854	52,301

Less current installments	8,250	3,333

Long-term debt, less current installments	$74,604	$48,968

On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60,000 revolving credit facility and a $55,000 term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On May 1, 2005, borrowings under the revolving credit facility and term debt facility were $2,351 and $51,333, respectively. At May 1, 2005, we had $6,420 in letters of credit outstanding, leaving approximately $51,580 available for additional borrowings or letters of credit. Borrowings under the credit facility were utilized to fund the cash requirements of Jillian’s transaction (Note 3), and the costs related to the amended facility. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (5.75 percent at May 1, 2005) or, at our option, the applicable EuroDollar rate (2.85 percent at May 1, 2005), plus a margin, in either case, based upon financial performance, as prescribed in the amended facility. The interest rate on the credit facility at May 1, 2005 was 5.35 percent. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and maximum permitted capital expenditures. Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1,800 and increasing each calendar year, with the final payment due on November 1, 2009.

On August 7, 2003 we closed a $30,000 private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The convertible subordinated notes have a maximum leverage ratio which is significantly less restrictive than the senior bank credit facility covenant. In the event we were to pay a cash dividend to common stockholders, the convertible subordinated notes would be included in the distribution as if converted. The fair value of the warrants of $1,276 was recorded as a discount on the notes and is being amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility and to fund the purchase of the Dave & Buster’s complex in Toronto.

The fair value of our convertible subordinated notes was approximately $39,125 at May 1,2005, based on its conversion value. The fair value of the borrowings under the senior bank credit facility approximates their carrying value.

In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $28,455 at May 1, 2005 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded as interest expense to mark the instrument to its fair market value. As a result of the swap agreement, we recorded additional interest expense of $189 and $422 in the first quarter of 2005 and 2004, respectively.

Note 5: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 1,	May 2,
	2005	2004
		(As restated, Note 2)
Numerator for basic earnings per common share – net income	$4,561	$3,600
Impact of convertible debt interest and fees	321	333
Amortization of convertible debt warrants	41	42

Income applicable to common shareholders	$4,923	$3,975

Denominator for basic earnings per common share – weighted average shares	13,472	13,205
Dilutive securities:
Employee stock options/restricted stock	619	599
Convertible debt	2,322	2,322
Warrant shares	163	66

Denominator for diluted earnings per common share – adjusted weighted average shares	16,576	16,192

Diluted earnings per common share	$0.30	$0.25

Note 6: Contingencies

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

The following table sets forth our operating lease commitments as of May 1, 2005 and includes the obligation under an operating lease for our unopened store in Omaha, Nebraska that is scheduled to open later in fiscal 2005:

	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Operating leases under sales/leaseback transactions	$4,081	$8,425	$8,600	$53,186	$74,292
Other operating leases	33,515	63,581	63,404	289,762	450,262

Total	$37,596	$72,006	$72,004	$342,948	$524,554

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (dollars in thousands).

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. The first fiscal quarter of 2005 and 2004 each consists of thirteen weeks. The 2005 fiscal year, which ends on January 29, 2006, will consist of 52 weeks.

Restatement of Previously Issued Financial Statements

On February 7, 2005, the Chief Accountant of the SEC issued a letter to the American Institute of Certified public Accountants, which clarified existing generally accepted accounting principles applicable to leases. The Company has reviewed the principles covered in the letter with its Audit Committee, specifically the accounting for construction allowances and rent holidays. As a result, management and our Audit committee determined that previously issued financial statements should be restated.

Historically, the Company has recognized straight line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which the Company calculates rent. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lesser of the initial non-cancelable lease term plus any periods covered by renewal options that the company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the preopening period is included in pre-opening costs.

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

See Note 2 in Item 1 of this report for a summary of the effect of this change on the Company’s consolidated statements of income and cash flows for the 13-week period ended May 2, 2004. The accompanying Management Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the first fiscal quarter of 2004.

Acquisitions

November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for cash and the assumption of certain liabilities. The cash requirements of the acquisition were funded from our amended senior bank credit facility. The results of the acquired complexes are included in our first quarter 2005 consolidated results. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.

Overview

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

Revenues – We derive revenues from food and beverage and amusement sales. Comparable store sales (year-over-year comparison of complexes open at least 18 months) are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

The food component of our business represented approximately 34 percent of our revenue during the first quarter of fiscal 2005 and 2004. We continually monitor the success of current menu items, the availability of new menu offerings, our menu price structure and our ability to adjust prices where competitively appropriate.

In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. This component contributed approximately 19 percent of our revenue in the first quarter of 2005, up from 18 percent in the comparable 2004 quarter. Beverage revenue at our comparable stores increased by 3.3 percent over same period 2004 sales levels, continuing the strong trends established in fiscal 2004.

The amusement component offers traditional games of skill, such as billiards and shuffleboard, and the Million Dollar Midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. This component contributed approximately 47 percent of our first quarter 2005 revenue and 48 percent of our first quarter 2004 revenues. We invested in $3,700 in new games in the first quarter of 2005 and will continue to add the latest in new games as they become available and prove to be attractive to our guests.

Special event business is a very important component in that we believe a significant percentage of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this segment through our in-store sales teams. In the first quarter of 2005, 13.5 percent of our revenues were derived from special event business compared to 12.7 percent in the first quarter of 2004. Special event revenues at our comparable stores increased 0.7 percent in the first quarter of 2005 over the first quarter of 2004.

Cost of products – Costs of products includes the cost of food, beverages and Winner’s Circle amusement items. Our cost of food averaged 26 percent of food revenue in the first quarter of 2005 and 2004. Our cost of beverage, as a percentage of our beverage revenue, was approximately 22 percent in the first quarter of 2005 and 23 percent in the first quarter of 2004. Our amusement cost of product, as a percentage of amusements revenue, declined to approximately 10 percent in the first quarter of 2005 from approximately 11 percent in the first quarter of 2004, largely as a result of direct purchase initiatives begun in 2004. Our cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits – Operating payroll and benefits were approximately 28% of revenue in the first quarter of 2005 and 2004. Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through scheduling refinements.

Other store operating expenses – Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows – Our primary source of cash flow is from net income and availability under our revolving credit facility.

Quarterly Fluctuations, Seasonality, and Inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The effects of supplier price increases are expected to be partially offset by selected menu price increases where competitively appropriate. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue, the cost of our product will remain stable or that the federal minimum wage rate will not increase.

Results of Operations

Revenues
The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues:

	13 weeks ended
	May 1,	May 2
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Food and beverage	$61,392	$49,021	$12,371	25.2%
Amusement and other	54,343	45,945	8,398	18.3%

Total revenues	$115,735	$94,966	$20,769	21.9%

Number of comparable stores	33	33
Number of non-comparable stores	10	—

The additional first quarter 2005 revenues associated with our Santa Anita location (opened in September 2004) and nine Jillian’s locations (acquired in November 2004) of $21,974, were the primary drivers of the absolute dollar increase in sales over the comparable 2004 quarter. Revenues at our comparable stores were down $1,628 or 1.7% for the first quarter of 2005 compared to the first quarter of 2004. Our revenue mix was 53.0 percent for food and beverage and 47.0 percent for amusements and other for the first quarter of 2005. This compares to 51.6 and 48.4 percent, respectively, for 2004.

In the first quarter of 2005, food sales at our comparable stores increased by 0.5% over sales levels achieved in the first quarter of 2004. This modest increase in food sales was accomplished with comparatively little marketing effort as the Company shifted the majority of its marketing focus for Dave & Buster’s stores to the second, third and fourth quarters of 2005. Additionally, during the first quarter we continued our efforts to enhance our Jillian’s operations through the upgrading of amusement offerings and the introduction of a new menu.

Beverage sales at our comparable stores increased by 3.3 percent over the first quarter of 2004 as the Company experienced continued success of promotional activity around the beverage component of our business.

Comparable store amusements revenue in the first quarter of 2005 declined by $2,200 or 5.0% versus the first quarter of 2004. Management believes this decline results primarily from customer restrictions on discretionary spending as a result of economic conditions. The Company has initiated promotional programs beginning in the second quarter of 2005, including media supported initiatives, to drive an increase in our guests exposure to our amusements business and to enhance the value proposition associated with game play.

Cost of Products
The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of products:

	13 weeks ended
	May 1,	May 2
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Cost of food & beverage product	$15,191	$12,189	$3,002	24.6%
Percentage of food & beverage revenue	24.7%	24.9%
Cost of amusements and other product	5,816	5,532	284	5.1%
Percentage of amusement & other revenue	10.7%	12.0%

Total cost of products	$21,007	$17,721	$3,286	18.5%
Percentage of total revenues	18.2%	18.7%

During the thirteen weeks ended May 1, 2005, the absolute dollar increase included $4,059 million from Jillian’s and from Santa Anita operations.

During the first quarter of 2005 food and beverage costs were down approximately 20 basis points driven principally by reduced beverage cost due primarily to shifts in our beverage sales mix. The costs of amusements, as a percent of amusements revenue, declined 130 basis points primarily as a result of lower costs achieved by purchasing amusement redemption items directly from Asia.

Operating Payroll and Benefits

The following table sets forth, for the periods indicated, a year-over-year comparison of our operating payroll and benefits:

	13 weeks ended
	May 1,	May 2
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Total operating payroll and benefits	$32,725	$26,928	$5,797	21.5%
Percentage of total revenues	28.3%	28.3%

Operating payroll and benefits, as a percentage of total revenues, remained relatively flat during the first quarter of 2005 compared to the first quarter of 2004. The absolute dollar increase is primarily a result of labor costs at the Company’s non-comparable stores.

Other Store Operating Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our other store operating expenses:

	13 weeks ended
	May 1,	May 2,
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Other store operating expenses	$35,536	$28,868	$6,668	23.1%
Percentage of total revenues	30.7%	30.4%

Operations at the Company’s Santa Anita and nine Jillian’s locations contributed an additional $8,641 in other store operating expenses during the first quarter of 2005. Included in the Jillian’s first quarter stores expense are approximately $1.0 million in costs associated with new menu implementation, new games deployment and costs associated with integrating the Jillian’s operations into the Dave & Buster’s, Inc. system. The increase in other store operating expenses attributed to our non-comparable stores was partially offset by a $1,571 reduction in marketing expenses due to a shift in the timing of the Company’s marketing initiatives compared to 2004. The Company’s 2005 marketing plan will be focused on the second through fourth quarters of the year. We anticipate committing approximately 3.0% of our annual revenues to our marketing efforts.

General and Administrative Expenses
The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses:

	13 weeks ended
	May 1,	May 2,
	2005	2004	2005 vs. 2004
		(As restated)	$	%
General and administrative	$7,692	$6,299	$1,393	22.1%
Percentage of total revenues	6.6%	6.6%

Average headcount	183	156	27	17.3%

The increase in absolute dollars and as a percentage of revenues was attributed to additional employee compensation and professional services costs related primarily to store count increases.

Depreciation and Amortization Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses:

	13 weeks ended
	May 1,	May 2,
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Depreciation and amortization	$9,741	$8,220	$1,521	18.5%
Percentage of total revenues	8.4%	8.7%

The increase in depreciation expense is attributed to our Santa Anita location which opened in the third quarter of 2004 and the nine Jillian’s locations that were acquired in the fourth quarter of 2004.

Interest Expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expense:

	13 weeks ended
	May 1,	May 2
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Interest expense	$1,773	$1,478	$295	20.0%
Percentage of total revenues	1.5%	1.6%

The increase in interest expense in both absolute dollars and as a percentage of revenues is attributed to the increased borrowings under our debt facility as a result of the Jillian’s acquisition.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

	13 weeks ended
	May 1,	May 2,
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Provision for income taxes	$2,622	$1,852	$770	41.6%
Percentage of total revenues	2.3%	2.0%
Effective tax rate	36.5%	34.0%

The increase in the effective tax rate for the 13 weeks ended May 1, 2005 is primarily attributed to the reduction of available tax loss carryforwards and increases in the state tax component of our provision primarily due to our acquisition of Jillian’s.

Liquidity and Capital Resources

	13 weeks ended
	May 1,	May 2,
	2005	2004	2005 vs. 2004
		(As restated)	$	%
Operating cash flows	$13,369	$9,267	$4,102	44.3%

Our primary source of liquidity is cash provided by operations. The increase in cash flows from our ongoing operations was partially offset by $5,655 in payments for income taxes during the first quarter of 2005.

Investing cash flows

13 weeks ended
May 1,	May 2,
2005	2004	2005 vs. 2004
	(As restated)	$	%
$(10,849)	$(6,742)	$(4,107)	60.9%

The investing activities for the first quarter of 2005 included over $3.7 million in games, approximately $1.4 million for new store development and construction (primarily construction cost for the July 2005 new store opening in Omaha, Nebraska) and normal capital expenditures at previously existing stores. In addition to the Omaha location, we plan on opening new stores in Kansas City, Kansas and Buffalo, New York during the remainder of 2005. The addition of three new entertainment complexes in fiscal 2005 will represent the largest new store construction effort by the Company since 2001. We plan on financing our future growth through operating cash flows, existing debt facilities and tenant improvement allowances from landlords. Additionally, we will continue to invest in capital improvements at our existing Dave & Buster’s and Jillian’s locations and acquire new games for our guests.

Financing cash flows

13 weeks ended
May 1,	May 2
2005	2004	2005 vs. 2004
	(As restated)	$	%
$(4,967)	$(572)	$(4,395)	768.4%

The movement in net cash used in financing activities in 2005 compared to 2004 is primarily attributed to net long-term debt payments of $5,333 in 2005 compared to $2,833 in 2004.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the Company’s contractual obligations and commercial commitments (excluding interest) as of May 1, 2005 and reflects the additional obligations under operating lease for our unopened store in Omaha, Nebraska which is currently scheduled to open later in fiscal 2005:

	Payments Due by Period
	1 Year	2-3	4-5	After 5
Contractual Obligations	or less	Years	Years	Years	Total
Convertible debt	$—	$—	$30,000	$—	$30,000
Senior bank credit facility	8,250	22,000	22,603	—	52,853
Operating leases under sale/leaseback transactions	4,081	8,425	8,600	53,186	74,292
Other operating leases	33,515	63,581	63,404	289,762	450,262
Other	228	576	6988	63	1,565

Total	$46,074	$94,582	$125,305	$343,011	$608,972

During the first quarter of 2005 the Company signed operating lease agreements for future sites in Kansas City, Kansas and Buffalo, New York. The Company's commitments under these agreements are contingent upon, among other things, the landlords delivery to the Company of access to the premises for construction. Future obligations related to these two agreements are not included in the table above.

The convertible debt for years 4-5 includes the non-cash conversion of $30,000 at maturity in August 2008. As of May 1, 2005, we have $6,420 in Letters of Credit commitments associated with our insurance policies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the interest rate risk or foreign exchange rate risk discussed in Item 7A of the Company’s Annual Report on Form10-K for the year ended January 30, 2005.

Item 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of May 1, 2005. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of May 1, 2005 Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended May 1, 2005. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15 (f) of the Exchange Act). during the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in the company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the

Company’s computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting as of January 30, 2005. To remediate the material weakness in internal control over financial reporting, the Company instituted additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

Based on such evaluation, except as described above, such officers have determined that there were no changes in our internal control over financial reporting during the quarterly period ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. EXHIBITS

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dave & Buster’s, Inc.
a Missouri corporation

Date: June 7, 2005	By:	/s/ William C. Hammett, Jr.

William C. Hammett, Jr.,
Senior Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.