Form 10-Q
period 2005-07-31
DAVE & BUSTERS INC
filed 2005-09-09
CIK 943823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

FOR THE QUARTER ENDED JULY 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSACTION PERIOD FROM TO .
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005.
Commission file number: 0-25858

DAVE & BUSTER’S, INC.
(Exact Name of Registrant as Specified in Its Charter)

MISSOURI (State of Incorporation)	43-1532756 (I.R.S. Employer Identification No.)

2481 Manana Drive Dallas, Texas (Address of Principle Executive Offices)	75220 (Zip Code)
Registrant’s telephone number, including area code:
(214) 357-9588
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of September 6, 2005 was 14,221,167 shares.

Dave & Buster’s, Inc.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)

Food and beverage revenues	$60,378	$47,030	$121,769	$96,051
Amusements and other revenues	50,451	42,814	104,795	88,759

Total revenues	110,829	89,844	226,564	184,810

Cost of food and beverage	14,826	11,585	30,017	23,774
Cost of amusement and other	6,370	5,698	12,186	11,230

Total cost of products	21,196	17,283	42,203	35,004
Operating payroll and benefits	32,259	25,545	64,984	52,473
Other store operating expenses	37,365	28,401	72,900	57,269
General and administrative expense	7,204	5,800	14,896	12,099
Depreciation and amortization	12,317	8,175	22,058	16,395
Preopening expenses	804	136	882	136

Total costs and expenses	111,145	85,340	217,923	173,376

Operating income (loss)	(316)	4,504	8,641	11,434
Interest expense, net	1,661	1,102	3,434	2,580

Income (loss) before provision for income taxes	(1,977)	3,402	5,207	8,854
Provision (benefit) for income taxes	(721)	1,200	1,901	3,052

Net income (loss)	$(1,256)	$2,202	$3,306	$5,802

Net income (loss) per share — basic	$(0.09)	$0.17	$0.25	$0.44

Net income per share — diluted	$(0.09)	$0.16	$0.24	$0.40

Weighted average shares outstanding:
Basic	13,559	13,319	13,515	13,262
Diluted	13,559	16,486	16,626	16,376
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 31,	January 30,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$6,786	$7,624
Inventories	28,978	28,935
Prepaid expenses	12,433	3,034
Other current assets	2,531	2,612

Total current assets	50,728	42,205
Property and equipment, net	335,074	331,478
Other assets and deferred charges	21,045	23,725

Total assets	$406,847	$397,408

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (Note 4)	$8,708	$7,792
Accounts payable	21,586	12,146
Accrued liabilities	18,796	18,119
Income taxes payable	1,276	5,802
Deferred income taxes	6,010	6,002

Total current liabilities	56,376	49,861
Deferred income taxes	5,032	4,959
Deferred rent liability	63,928	63,113
Other liabilities	4,216	2,179
Long-term debt, less current installments (Note 4)	74,823	80,351
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,622,417 and 13,452,267 shares issued and outstanding as of July 31, 2005 and January 30, 2005, respectively	136	135
Paid-in capital	124,190	122,173
Restricted stock awards	1,815	1,454
Accumulated comprehensive income	67	225
Retained earnings	78,110	74,804

	204,318	198,791
Less treasury stock, at cost, 175,000 shares	1,846	1,846

Total stockholders’ equity	202,472	196,945

Total liabilities and stockholders’ equity	$406,847	$397,408

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Restricted	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Stock	Income	Earnings	Stock	Total

Balance, January 30, 2005	13,452	$135	$122,173	$1,454	$225	$74,804	$(1,846)	$196,945
Net earnings	—	—	—	—	—	3,306	—	3,306
Unrealized foreign currency translation gain (loss)	—	—	—	—	(158)	—	—	(158)

Comprehensive income	—	—	—	—	—	—	—	3,148
Stock option exercises	170	1	1,398	—	—	—	—	1,399
Tax benefit related to stock option exercises	—	—	619	—	—	—	—	619
Amortization of restricted stock awards	—	—	—	361	—	—	—	361

Balance, July 31, 2005	13,622	$136	$124,190	$1,815	$67	$78,110	$(1,846)	$202,472

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	26 Weeks Ended
	July 31,	August 1,
	2005	2004
		(As restated, Note 2)
Cash flows from operating activities:
Net income	$3,306	$5,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,058	16,395
Deferred income tax expense/(benefit)	81	(2,024)
Tax benefit related to stock option exercises	619	493
Amortization of restricted stock awards	361	219
Warrants related to convertible debt	128	128
Other, net	(227)	(48)
Changes in operating assets and liabilities
Inventories	(43)	(167)
Prepaid expenses	(9,399)	(1,582)
Other current assets	81	871
Other assets and deferred charges	3,158	(1,066)
Accounts payable	5,823	507
Accrued liabilities	677	929
Income taxes payable	(4,527)	(2,007)
Deferred rent liability	815	(962)
Other liabilities	2,037	1,002

Net cash provided by operating activities	24,948	18,490

Cash flows from investing activities:
Capital expenditures	(22,556)	(16,580)
Proceeds from sales of property and equipment	111	390

Net cash used in investing activities	(22,445)	(16,190)
Cash flows from financing activities:
Borrowings under long-term debt	6,500	3,250
Repayments of long-term debt	(11,240)	(6,417)
Proceeds from exercises of stock options	1,399	2,007

Net cash used in financing activities	(3,341)	(1,160)

Increase (decrease) in cash and cash equivalents	(838)	1,140
Beginning cash and cash equivalents	7,624	3,897

Ending cash and cash equivalents	$6,786	$5,037

Supplemental disclosures of cash flow information:
Cash paid for income taxes — net of refunds	$11,535	$6,565
Cash paid for interest, net of amounts capitalized	$1,940	$2,097
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(dollars in thousands, except per share amounts)
(unaudited)
Note 1: Summary of Significant Accounting Policies
Basis of Presentation — Dave & Buster’s, Inc., a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s” and “Jillian’s,” which are principally located in the United States and Canada. The unaudited consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. No entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included.
Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended January 30, 2005, (including the notes thereto), set forth in Dave & Buster’s, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2005. The results of operations for the thirteen-week period and for the twenty-six-week period ended July 31, 2005, are not necessarily indicative of the results that may be achieved for the entire 52-week fiscal year ended January 29, 2006.
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
Inventories —Food and beverage and merchandise inventories are reported at the lower of cost or market determined on a first-in, first-out method. Smallware supplies inventories, consisting of china, glassware and kitchen utensils, are capitalized at the store opening date, or when the smallware inventory is increased due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Inventories consist of the following:

	July 31,	January 30,
	2005	2005
Food and beverage	$2,259	$2,249
Merchandise	2,287	2,467
Smallware supplies	17,808	17,535
Other	6,624	6,684

	$28,978	$28,935

Prepaid Expenses — Prepaid expenses consist of the following:

	July 31,	January 30,
	2005	2005
Income taxes	$5,805	$—
Marketing	3,107	—
Insurance	1,515	1,278
Other	2,006	1,756

	$12,433	$3,034

Prepaid income tax consists of the excess of statutorily required minimum tax payments for the fiscal year over the estimated liability based on year-to-date operating results. Prepaid marketing expenses consist of payments made to vendors for advertising and promotional goods and services that have an expected benefit during the remainder of the fiscal year. Prepaid insurance represents the unamortized portion of various policy costs that are charged to operations ratably over the life of the underlying policy.
Property and Equipment — Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest and rent costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in the thirteen weeks and the twenty-six weeks ended July 31,2005 and August 1, 2004 were $78, $189, $93 and $262, respectively. Rent costs capitalized during the construction of facilities in the thirteen weeks and the twenty-six weeks ended July 31, 2005 and August 1, 2004 were $239, $125, $299 and $135, respectively. Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.
Income Taxes — We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.
Stock-Based Compensation — In June 2005, our stockholders approved the adoption of the Dave & Buster’s 2005 Long-Term Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan is similar in purpose to, and replaced, our previously adopted Dave & Buster’s 1995 Stock Incentive Plan and Dave & Buster’s 1996 Stock Option Plan for Outside Directors. There will be no further awards or grants under those previously adopted plans, although outstanding awards and grants under those plans will remain in effect pursuant to their terms. The 2005 Incentive Plan is a stock-based long-term incentive plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, and stock appreciation rights to officers, non-employee directors and employees of the Company. A maximum of 600,000 shares of our common stock are reserved for issuance under the 2005 Incentive Plan. Lapsed, forfeited or canceled options, stock appreciation rights, or restricted stock awards do not count against these limits and can be regranted.
In July 2005, we granted 211,250 shares of restricted common stock to officers and directors. The restricted shares vest over a period from date of grant through the end of fiscal year 2007 subject to the achievement of specified performance criteria established by the Compensation Committee of the Board of Directors as described in the 2005 Incentive Plan.
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
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which is the Company’s 2006 fiscal year. The Company currently expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
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
Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair value based method prescribed by SFAS No. 123. The proforma impact of applying SFAS No. 123 to a thirteen-week fiscal quarter is not necessarily representative of the proforma impact on the current and future fiscal years. Our pro forma information is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)

Net income (loss) as reported	$(1,256)	$2,202	$3,306	$5,802
Stock compensation expenses recorded under the intrinsic method, net of income taxes	116	91	229	144
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(106)	(195)	(259)	(391)

Pro forma net income (loss)	$(1,246)	$2,098	$3,276	$5,555

Basic earnings (loss) per common share, as reported	$(0.09)	$0.17	$0.25	$0.44
Diluted earnings (loss) per common share, as reported	$(0.09)	$0.16	$0.24	$0.40

Pro forma basic earnings (loss) per common share	$(0.09)	$0.16	$0.24	$0.42
Pro forma diluted earnings (loss) per common share	$(0.09)	$0.15	$0.24	$0.38
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
Foreign license revenues are deferred until the Company fulfills its obligations under license agreements, which is upon the opening of the complex or upon resolution of any outstanding accounts receivable from the licensee. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the thirteen-week periods and twenty-six week periods ended July 31, 2005 and August 1, 2004 were $81, $106, $333 and $279, respectively.
Amusements Costs of Product — Certain of our midway games allow customers to earn coupons which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, rather than as the coupons are earned, as the estimated amount of earned coupons which will be redeemed in future periods has historically not been material to our financial position or results of operations.
Preopening Costs — All start-up and preopening costs are expensed as incurred. Rent incurred between the time construction is substantially completed and the time the complex opens is included as preopening costs.
Lease Accounting — Rent is computed on a straight line basis over the lease term. The lease term commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising. Construction allowances received from the lessor to reimburse the Company for the cost of leasehold improvements are recorded as deferred lease liabilities and amortized as a reduction of rent of over the term of the lease. Rent incurred during the construction of facilities is capitalized as a component of the cost of the facilities.
Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total currency loss adjustments recorded for the thirteen-week periods and twenty-six week periods ended July 31, 2005 and August 1, 2004 were $128, $2, $158 and $10, respectively.
Recent Accounting Pronouncements — In July 2005, the Financial Accounting Standards Board directed the FASB staff to issue a FASB Staff Position (FSP) to address the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such rental costs incurred during a construction period should be recognized as rental expense. The FSP would require a lessee to cease capitalizing rental costs as of the effective date of the guidance. A proposed FSP was posted to the FASB web site on July 19, 2005 for a 30-day comment period. The final FSP is expected to be issued in the third quarter of 2005 and would be effective for subsequent reporting periods.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions. The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. The Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The Company is currently evaluating the effects, if any, that the requirements of this exposure draft, if adopted, will have.
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
Historically, the Company has recognized straight line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which rent is calculated. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lesser of the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the pre-opening period is included in pre-opening costs.
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
The cumulative effect of the restatement adjustments through the Company’s August 1, 2004 balance sheet was to increase property and equipment, net and deferred lease liabilities by approximately $42,800 and $47,902, respectively, and to reduce deferred tax liabilities and stockholders’ equity by approximately $1,957 and $3,145, respectively. Adjustments to rent expense, depreciation expense, net of the related tax effects, resulted in a decrease in net income of $22 and no change to the calculated diluted earnings per share for the thirteen week period ended August 1, 2004 and $40 and no change to the calculated earnings per share for the twenty-six weeks ended August 1, 2004.

The following is a summary of the significant effects of the restatement on the consolidated statements of earnings and cash flows for the thirteen-week period ended August 1, 2004 and for the twenty-six-week period ended August 1, 2004.

	13 Weeks Ended August 1, 2004			26 Weeks Ended August 1, 2004
	As			As
	Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Consolidated statement of operations:
Other store operating expenses	$29,123	$(722)	$28,401	$58,715	$(1,446)	$57,269
Depreciation and amortization	7,417	758	8,175	14,883	1,512	16,395
Total operating costs	85,304	36	85,340	173,310	66	173,376
Income before income taxes	3,438	(36)	3,402	8,920	(66)	8,854
Income taxes	1,214	(14)	1,200	3,078	(26)	3,052
Net income	2,224	(22)	2,202	5,842	(40)	5,802
Basic earnings per share	$0.17	—	$0.17	$0.44	—	$0.44
Diluted earnings per share	$0.16	—	$0.16	$0.40	—	$0.40

Consolidated statement of cash flows:
Cash provided by operations	9,223	—	9,223	18,490	—	18,490
Cash used in investing activities	(9,448)	—	(9,448)	(16,190)	—	(16,190)
Cash used in financing activities	(588)	—	(588)	(1,160)	—	(1,160)
Note 3: Acquisitions
Acquisition of Certain Assets of Jillian’s Entertainment Holdings Inc.— On November 1, 2004, we completed the acquisition of nine Jillian’s entertainment complexes located in major metropolitan areas in the states of Arizona, Maryland, Minnesota, North Carolina, New York, Pennsylvania, Tennessee, and Texas. The acquisition was completed pursuant to an asset purchase agreement for $45,747 in cash. In addition, we incurred $2,369 in costs related to the transaction. The cash requirements of the acquisition were funded from borrowings under our amended senior bank credit facility.
The aggregate cost of the acquisition of $48,116 was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal. As a result, $31,103 was allocated to leasehold improvements, $9,343 to other property and equipment, $7,482 to the trade name and related trademarks, and $188 to working capital items. The results of the operations of the acquired complexes have been included in our consolidated results beginning on the date of acquisition. The historical results of operations of the acquired complexes were not significant compared to our historical consolidated results of operations.
On August 28, 2005, a subsidiary of the Company closed the acquired Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to the complex and unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005. The charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005. The charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
In addition to the operating losses incurred by the complex between the end of the second quarter of 2005 and the closing date, we anticipate incurring expenses of approximately $500 in the third quarter of fiscal 2005 related to severance and other costs required to complete the closure of the complex.

Separately, in August 2005, we agreed to purchase the general partner interest in the Jillian’s complex located at the Discover Mills Mall in metropolitan Atlanta. The purchase price for this interest, acquired pursuant to an auction held by the bankruptcy court, is $900. We will also receive a quarterly management fee from the partnership. The transaction is expected to close in September 2005.
Note 4: Long-term Debt
Long-term debt consisted of the following (in thousands):

	July 31,	August 1,
	2005	2004
Revolving credit facility	$4,798	$9,022
Term debt facility	49,500	12,500
Convertible subordinated notes, net of discount	29,233	28,978

	83,531	50,500
Less current installments	8,708	3,333

Long-term debt, less current installments	$74,823	$47,167

On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60,000 revolving credit facility and a $55,000 term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On July 31, 2005, borrowings under the revolving credit facility and term debt facility were $4,798 and $49,500, respectively. At July 31, 2005, we had $6,420 in letters of credit outstanding, leaving approximately $49,080 available for additional borrowings or letters of credit. Borrowings under the credit facility were utilized to fund the cash requirements of the Jillian’s transaction (Note 3), and the costs related to the amended facility. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (6.25 percent at July 31, 2005) or, at our option, the applicable EuroDollar rate (3.58 percent at July 31, 2005), plus a margin, in either case, based upon financial performance, as prescribed in the amended facility. The interest rate on the credit facility at July 31, 2005 was 5.83 percent. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and maximum permitted capital expenditures. Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1,800 and increasing each calendar year, with the final payment due on November 1, 2009.
On August 7, 2003, we closed a $30,000 private placement of 5.0 percent convertible subordinated notes due 2008 and warrants to purchase 574,691 shares of our common stock at $13.46 per share. The investors may convert the notes into our common stock at any time prior to the scheduled maturity date of August 7, 2008. The conversion price is $12.92 per share, which represents a 20 percent premium over the closing price of our common stock on August 5, 2003. If fully converted, the notes will convert into 2,321,981 shares of our common stock. After August 7, 2006, we have the right to redeem the notes and we may also force the exercise of the warrants if our common stock trades above a specified price during a specific period of time. The convertible subordinated notes have a maximum leverage ratio which is significantly less restrictive than the senior bank credit facility covenant. In the event we were to pay a cash dividend to common stockholders, the convertible subordinated notes would be included in the distribution as if converted. The fair value of the warrants of $1,276 was recorded as a discount on the notes and is being amortized over the term of the notes. As a result, the effective annual interest rate on the notes is 7.5 percent. We used the net proceeds of the offering to reduce the outstanding balances of our term and revolving loans under our senior bank credit facility and to fund the purchase of the Dave & Buster’s complex in Toronto.
The fair value of our convertible subordinated notes was approximately $43,839 at July 31,2005, based on its conversion value. The fair value of the borrowings under the senior bank credit facility approximates their carrying value.
In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $24,553 at July 31, 2005 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded as interest expense to mark the instrument to its fair market value. As a result of the swap agreement, we recorded additional interest expense of $140 and $418 in the second quarter of 2005 and 2004, respectively. The recorded additional interest expense was $329 for the twenty-six weeks ended July 31, 2005 compared to $861 for the twenty-six weeks ended August 1, 2004.

Note 5: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)

Numerator for basic earnings (loss) per common share — net income (loss)	$(1,256)	$2,202	$3,306	$5,802
Impact of convertible debt interest and fees	—	330	623	660
Amortization of convertible debt warrants	—	42	79	84

Numerator for diluted earnings (loss) per common share	$(1,256)	$2,574	$4,008	$6,546

Denominator for basic earnings (loss) per common share — weighted average shares (in thousands)	13,559	13,319	13,515	13,262
Dilutive securities:
Employee stock options/restricted stock	—	702	629	685
Convertible debt	—	2,322	2,322	2,322
Warrant shares	—	143	160	107

Denominator for diluted earnings per common share — adjusted weighted average shares (in thousands)	13,559	16,486	16,626	16,376

Basic earnings (loss) per common share	$(0.09)	$0.17	$0.25	$0.44
Diluted earnings (loss) per common share	$(0.09)	$0.16	$0.24	$0.40
The computation of diluted loss per share for the thirteen-week period ended July 31, 2005, excludes potential common stock of 1,219,964 shares from employee stock options and restricted shares, 2,321,981 shares related to our convertible debt and 155,431 shares attributable to stock purchase warrants because their impact is antidilutive in the period. In the thirteen-week period ended August 1, 2004, and the twenty-six week periods ended July 31, 2005 and August 1, 2004, options to purchase 593,923, 608,705 and 654,280 shares of common stock, respectively, were not included in the computation of diluted net earnings per share because the exercise price was greater than the market price and the effect would have been antidilutive.
Note 6: Contingencies
The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.
The following table sets forth our operating lease commitments as of July 31, 2005, and includes obligations under operating leases for our unopened stores in Buffalo, New York and Kansas City, Kansas that are scheduled to open later in fiscal 2005:

	1 Year	2	3	4	5
	or less	Years	Years	Years	Years	Thereafter	Total
Operating leases under sale/leaseback transactions	$3,063	$3,104	$3,146	$3,189	$3,232	$39,827	$55,561
Other operating leases	33,771	32,483	32,047	32,098	32,400	296,338	459,137

Total	$36,834	$35,587	$35,193	$35,287	$35,632	$336,165	$514,698

During the second quarter of 2005, the Company signed operating lease agreements for future sites located in Times Square in New York, New York and Phoenix, Arizona, which we anticipate opening in fiscal 2006. The Company’s commitments under these agreements are contingent upon, among other things, the landlord’s delivery to the Company of access to the premises for construction. Future obligations related to these two agreements are not included in the table above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).
General
Our fiscal year ends on the Sunday after the Saturday closest to January 31. The second fiscal quarter of 2005 and 2004 each consists of thirteen weeks. The 2005 fiscal year, which ends on January 29, 2006, will consist of 52 weeks.
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
Historically, the Company has recognized straight line rent expense for leases beginning on the opening date of our entertainment complexes and other facilities. This had the effect of excluding the construction period of these facilities from the calculation of the period over which is calculated rent. The Company now includes the construction period in the calculations of straight-line rent. Rent incurred during the construction period is capitalized as a component of the cost of the facilities and is amortized over a period equal to the lessor of the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising, or the useful life of the related assets. Rent incurred during the preopening period is included in pre-opening costs.
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
See Note 2 in Item 1 of this report for a summary of the effect of this change on the Company’s consolidated statements of income and cash flows for the thirteen and twenty-six week periods ended August 1, 2004. The accompanying Management Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the second fiscal quarter of 2004 and the year-to-date period ended August 1, 2004.
Acquisitions
On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for cash and the assumption of certain liabilities. The cash requirements of the acquisition were funded from our amended senior bank credit facility. The results of the acquired complexes are included in our second quarter 2005 and year-to-date consolidated results.
In order to address lower than anticipated levels of post-acquisition revenues and operating results from our Jillian’s stores, we plan to convert most of the Jillian’s locations to our core Dave & Buster’s brand. We believe this conversion will enhance and accelerate our efforts to improve the results of operations of these stores from those achieved during the first nine months since completion of the Jillian’s acquisition. We intend to begin converting the stores in September 2005, and anticipate converting as many as five stores before the end of the current fiscal year.
On August 28, 2005, a subsidiary of the Company closed the acquired Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota due to continuing operating loses attributable to this complex and unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005. The charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005. The charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Overview
Our management monitors and analyzes a number of key performance measures and indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
Revenues — We derive revenues from food and beverage and amusement sales. We continually monitor the success of current food and beverage items, the availability of new menu offerings, our menu price structure and our ability to adjust prices where competitively appropriate. In the beverage component, we offer fully licensed facilities, which means that we have full beverage service throughout the complex. The amusement portion of our business offers traditional games of skill, such as billiards and shuffleboard, and the Million Dollar Midway features high-energy technology games and classic redemption games that dispense tickets, which may be redeemed for prizes. We continually review the game play on existing amusements and the availability of new games in an effort to match amusements availability with customer preferences.
Special event business is a very important revenue component in that we believe a significant percentage of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this area through our in-store sales teams.
Cost of products — Costs of products includes the cost of food, beverages and Winner’s Circle amusement items. Our cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.
Operating payroll and benefits — Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through scheduling refinements.
Other store operating expenses — Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.
Liquidity and cash flows — Our primary source of cash flow is from net income and availability under our revolving credit facility.
Quarterly fluctuations, seasonality, and inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. We expect that increasing energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. The effects of any supplier price increases are expected to be partially offset by selected menu price increases where competitively appropriate. We believe that low inflation rates in our market areas have contributed to stable food and labor costs in recent years. However, there is no assurance that low inflation rates will continue, the cost of our product will remain stable or that the federal or state minimum wage rate will not increase.

Results of Operations
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)

Food and beverage revenues	54.5%	52.3%	53.7%	52.0%
Amusement and other revenues	45.5%	47.7%	46.3%	48.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of food and beverage (As a percentage of food and beverage revenues)	24.6%	24.6%	24.7%	24.8%
Cost of amusement and other (As a percentage of amusement and other revenues)	12.6%	13.3%	11.6%	12.7%

Total cost of products	19.1%	19.2%	18.6%	18.9%

Operating payroll and benefits	29.1%	28.4%	28.7%	28.4%
Other store operating expenses	33.7%	31.6%	32.2%	31.0%
General and administrative expenses	6.5%	6.5%	6.6%	6.5%
Depreciation and amortization	11.1%	9.1%	9.7%	8.9%
Preopening expenses	0.8%	0.2%	0.4%	0.1%

Total costs and expenses	100.3%	95.0%	96.2%	93.8%

Operating income (loss)	(0.3)%	5.0%	3.8%	6.2%
Interest expense, net	1.5%	1.2%	1.5%	1.4%

Income (loss) before income taxes	(1.8)%	3.8%	2.3%	4.8%
Provision (benefit) for income taxes	(0.7)%	1.3%	0.8%	1.7%

Net income (loss)	(1.1)%	2.5%	1.5%	3.1%

The following table sets forth certain financial information and other data related to the operation of our entertainment complexes for the periods indicated.

Food and beverage revenues	$60,378	$47,030	$121,769	$96,051
Amusement and other revenues	50,451	42,814	104,795	88,759

Total revenues	$110,829	$89,844	$226,564	$184,810

Change in comparable store sales (1)	0.2%	0.5%	(0.8)%	1.1%
Stores open at end of period (2)	44	33	44	33
Comparable stores open at end of period	33	31	33	31
Effective tax rate	36.5%	35.3%	36.5%	34.5%

(1)	Comparable store sales (year-over-year comparison of complexes open at least 18 months as of the beginning of our fiscal year) are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)	The number of stores opened since second quarter 2004 includes Santa Anita, which opened in the third quarter of 2004, the acquisition of 9 Jillian’s locations (including one location closed subsequent to July 31, 2005), and the opening of Omaha in the second quarter of 2005.

Second Quarter 2005 Compared with Second Quarter 2004
Revenues
The 23.4 percent ($20,985) revenue increase was generated from the following components of our operations:

Acquired Jillian’s branded stores	18.9%
Dave & Buster’s branded stores opened in fiscal 2004 and 2005	4.3%
Comparable Dave & Buster’s branded stores	0.2%

Total increase	23.4%

Our revenue mix was 54.5 percent for food and beverage and 45.5 percent for amusements and other for the second quarter of 2005. This compares to 52.3 percent and 47.7 percent, respectively, for 2004. The shift in our revenue mix was influenced by two promotional efforts launched in the second quarter of 2005. Our “Power Combo” promotion provides our guests with value offering that includes selected entrees and a game card at a fixed price. The “Power Combo” promotion is valid during what have traditionally been slower periods of our business week. Our “Super Charge” promotion allows guests to increase, purchased game play on certain Power Cards by twenty-five percent for a discounted amount. Both the “Power Combo” and “Super Charge” promotions are designed to increase both brand awareness and increase the frequency and duration of customer visits.
Revenues at our comparable stores increased 0.2 percent for the second quarter of 2005 compared to the second quarter of 2004. Food sales at our comparable stores increased by 7.2 percent over sales levels achieved in the second quarter of 2004. This increase in food sales was accomplished by the success of our “Power Combo” promotion. Beverage sales at our comparable stores increased by 2.5 percent over the second quarter of 2004 as the Company experienced continued success of promotional activity around the beverage component of our business. Comparable store amusements revenue in the second quarter of 2005 declined by $2,370 or 5.8 percent versus the second quarter of 2004, due in part to the discounted game play resulting from our promotional activities.
Special events revenues, which include food, beverage and amusements revenues associated with private parties, business gatherings and sponsored events continue to be an important component of our business. Special event revenues, which for the full year of fiscal 2004 accounted for approximately 16 percent of consolidated revenues, accounted for 14.0 percent of consolidated second quarter 2005 revenue, up from 13.5 percent in the comparable 2004 quarter.
Cost of Products
Cost of food and beverage products increased in absolute dollars approximately $3,200, however, remained flat as a percentage of revenues compared to the results in the second quarter of 2004. The absolute dollar increase is primarily attributable (approximately $2,800) to store count increases since the second quarter of 2004. Slight reductions in food and beverage costs as a percentage of food and beverage revenue achieved at our comparable Dave & Buster’s stores were offset by higher food and beverage costs at our Jillian’s units.
The costs of amusements, as a percentage of amusements revenue, declined 70 basis points as a result of lower costs achieved by purchasing amusement redemption items directly from Asia. The margin improvements achieved through these cost reductions were partially offset by the impact of the revenue mix changes described above.
Operating Payroll and Benefits
Operating payroll and benefits were approximately 29.1 percent of revenue in the second quarter of 2005 and 28.4 percent in the second quarter of 2004. This increase was primarily driven by increased management training costs as well as slightly higher variable labor costs at the Dave & Buster’s locations.

Other Store Operating Expenses
Other store operating expenses increased 210 basis points to 33.7 percent for the second quarter of 2005 compared to 31.6 percent in the second quarter of 2004. Occupancy costs as a percent of total revenues increased 200 basis points as a result of Jillian’s higher rent and tax costs compared to their sales volumes. Increases in comparable store marketing efforts and higher utility costs also contributed to the overall increase.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense is primarily associated with ongoing expense associated with the Jillian’s locations acquired in November 2004 and the charge related to the August 28, 2005 closure of the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota. A subsidiary of the Company closed the complex due to continuing operating losses attributable to the complex and unsuccessful efforts to renegotiate the terms of the related leases. Although the Company intends to re-brand it’s remaining Jillian’s locations, the Company did not believe that the capital expenditures necessary to re-brand the Mall of America store would be justified. As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005. The charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.
Preopening expense
The increase in preopening expense as a percentage of revenues is attributed to the opening of our Omaha location in the second quarter of 2005.
Interest Expense
The increase in interest expense as a percentage of revenues is attributed to the increased borrowings under our debt facility as a result of the Jillian’s acquisition.
Provision for Income Taxes
The increase in the effective tax rate is primarily attributed to the reduction of available tax loss carry forwards and increases in the state tax component of our provision primarily due to our acquisition of Jillian’s.
Year to Date 2005 Compared with Year to Date 2004
Revenues
The 22.6 percent ($41,754) revenue increase was generated from the following components of our operations:

Acquired Jillian’s branded stores	19.5%
Dave & Buster’s branded stores opened in fiscal 2004 and 2005	3.6%
Comparable Dave & Buster’s branded stores	(0.8)%
Other	0.3%

Total increase	22.6%

Our revenue mix was 53.7 percent for food and beverage and 46.3 percent for amusements and other for the twenty-six week period of 2005. This compares to 52.0 percent and 48.0 percent, respectively, for 2004. The shift in our revenue mix was influenced by the success of our “Power Combo” promotion and our “Super Charge” promotion, partially offset by the operations of our Jillian’s branded stores, which traditionally have a larger percentage of revenue attributable to amusements.
Revenues at our comparable stores decreased 0.8 percent for the twenty-six week period ended July 31, 2005 compared to same period for 2004. Food sales at our comparable stores increased by 3.9 percent over sales levels achieved in the same period of 2004. This increase in food sales was accomplished primarily by the success of our “Power Combo” promotion. Beverage sales at our comparable stores increased by 2.9 percent over the second quarter of 2004 as the Company experienced continued success of promotional activity around the beverage component of our business. Comparable store amusements revenue in the 2005 declined by 5.3 percent versus the same period of 2004, due in part to the discounted game play resulting from our promotional activities.
Special event revenues accounted for 13.8% of consolidated revenue for the twenty-six week period ended July 31, 2005, up from 13.1% in the comparable 2004 period.
Cost of Products
Cost of food and beverage products increased in absolute dollars approximately $6,200, however, remained relatively flat compared to the results in the twenty-six week period ended August 1, 2004. The absolute dollar increase is primarily attributable (approximately $5,900) to store count increases since the second quarter of 2004. Reductions in food and beverage costs as a percentage of food and beverage revenue achieved at our comparable Dave & Buster’s stores were offset by higher food and beverage costs at our Jillian’s units. Higher food and beverage costs at our Jillian’s locations were due in part to costs associated with the implementation of new menu items.
The costs of amusements, as a percentage of amusements revenue, declined 110 basis points as a result of lower costs achieved by purchasing amusement redemption items directly from Asia. The margin improvements achieved through these cost reductions were partially offset by the impact of the revenue mix changes described above.
Operating Payroll and Benefits
Operating payroll and benefits were approximately 28.7 percent of revenue for the twenty-six week period ending July 31, 2005 and 28.4 percent for the twenty-six week period August 1, 2004. This increase was primarily driven by increased management training costs and severance costs as we strengthened the store based management teams.
Other Store Operating Expenses
Other store operating expenses increased 120 basis points to 32.2 percent for year-to-date 2005 compared to 31.0 percent for the same period of 2004. Occupancy costs as a percent of total revenues increased 190 basis points as a result of Jillian’s higher rent and tax costs compared to their sales volumes. Increases in comparable store utility costs also contributed to the overall increase. The increased occupancy costs together with increases utility expenses and Jillian’s integration costs in the first quarter of the year were partially offset by reduced marketing expenses as a percentage of sales for the first twenty-six weeks of fiscal 2005 due to a shift in the timing of the Company’s marketing initiatives compared to 2004. We anticipate committing approximately 3.0 percent of our annual revenues to our marketing efforts.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense is primarily associated with ongoing expense associated with the Jillian’s locations acquired in November 2004 and the charge related to the August 28, 2005 closure of the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota. A subsidiary of the Company closed the complex due to continuing operating losses attributable to the complex and unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005. The charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.
Preopening expense
The increase in preopening expense as a percentage of revenues is attributed to the opening of our Omaha location in the second quarter of 2005.

Interest Expense
The increase in interest expense as a percentage of revenues is attributed to the increased borrowings under our debt facility as a result of the Jillian’s acquisition. During fiscal year 2005 we have reduced our outstanding debt by approximately $4,600.
Provision for Income Taxes
The increase in the effective tax rate for the twenty-six weeks ended July 31, 2005 is primarily attributed to the reduction of available tax loss carry forwards and increases in the state tax component of our provision primarily due to our acquisition of Jillian’s.
Liquidity and Capital Resources
Operating cash flows
Our primary source of liquidity is cash provided by operations. The increase in cash flows from our operations was partially offset by $11,500 in payments for income taxes during the twenty-six week period ended July 31, 2005.
Investing cash flows
The investing activities for 2005 included over $6,200 in games, approximately $5,700 for new store development and construction (primarily construction costs for the July 2005 new store opening in Omaha, Nebraska and future 2005 openings in Buffalo, New York and Kansas City, Kansas) and normal capital expenditures at previously existing stores. The addition of three new entertainment complexes will represent the largest new store construction effort by the Company since 2001.
Additionally, in August 2005, we agreed to purchase the general partner interest in the Jillian’s complex located at the Discover Mills Mall in metropolitan Atlanta. The purchase price for this interest, acquired pursuant to an auction held by the bankruptcy court is $900. We will also receive a quarterly management fee from the partnership. The transaction is expected to close in September 2005.
As part of our recently announced re-branding effort, the Company anticipates spending approximately $5,000 in capital expenditures during the second half of fiscal 2005 to convert Jillian’s stores to the Dave & Buster’s brand. We currently anticipate completing the re-branding effort on five of the originally purchased Jillian’s stores prior to the close of our 2005 fiscal year.
We plan on financing our future growth through operating cash flows, existing debt facilities and tenant improvement allowances from landlords. In 2006, we anticipate opening 2-3 new entertainment complexes including one store located in Times Square in New York, New York and one store in Phoenix, Arizona. Additionally, we will continue to invest in capital improvements at our existing locations and acquire new games for our guests.
Financing cash flows
The movement in net cash used in financing activities in 2005 compared to 2004 is primarily attributed to long-term debt payments of $11,240 in 2005 compared to $6,417 in 2004, offset by long-term debt borrowings of $6,500 in 2005 compared to $3,250 in 2004.
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

Contractual Obligations and Commercial Commitments
The following tables set forth the Company’s contractual obligations and commercial commitments excluding interest) as of July 31, 2005 and reflects the additional obligations under operating leases for our unopened stores in Buffalo, New York and Kansas City, Kansas which are currently scheduled to open later in fiscal 2005.

	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Long-term convertible debt	$—	$—	$30,000	$—	$30,000
Long-term debt	8,708	22,917	21,906	—	53,531

Operating leases under sale/leaseback transactions	3,063	6,250	6,421	39,827	55,561
Other operating leases	33,771	64,530	64,498	296,338	459,137
Other	106	618	705	158	1,587

Total	$45,648	$94,315	$123,530	$336,323	$599,816

During the second quarter of 2005, the Company signed operating lease agreements for future sites located in Times Square in New York, New York and Phoenix, Arizona, which we anticipate opening in fiscal 2006. The Company’s commitments under these agreements are contingent upon, among other things, the landlord’s delivery to the Company of access to the premises for construction. Future obligations related to these two agreements are not included in the table above.
The convertible debt, which matures in August 2008, may be redeemed by the Company at any time after August 7, 2006, upon no less than 30 days’ notice to the note holders. In addition, at any time after August 7, 2006, if the closing price of the Company’s common stock exceeds 150% of the then effective exercise price of the warrants issued to the holders of the convertible debt, for any 15 out of 20 consecutive trading days, the Company may elect to terminate the warrants, and any unexercised warrants as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. As of July 31, 2005, we have $6,420 in Letters of Credit commitments associated with our insurance policies.
Recent Accounting Pronouncements
In July 2005, the Financial Accounting Standards Board directed the FASB staff to issue a FASB Staff Position (FSP) to address the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such rental costs incurred during a construction period should be recognized as rental expense. The FSP would require a lessee to cease capitalizing rental costs as of the effective date of the guidance. A proposed FSP was posted to the FASB web site on July 19, 2005 for a 30-day comment period. The final FSP is expected to be issued in the third quarter of 2005 and would be effective for subsequent reporting periods. Rent costs capitalized during the construction of facilities in the thirteen weeks and the twenty-six weeks ended July 31,2005 and August 1, 2004 were $239, $125, $299 and $135, respectively.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions. The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. The Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The Company is currently evaluating the effects, if any, that the requirements of this exposure draft, if adopted, will have.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There has been no material change in the interest rate risk or foreign exchange rate risk discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2005.
Item 4. CONTROLS AND PROCEDURES.
Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of July 31, 2005. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.
As of July 31, 2005, Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended July 31, 2005. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15 (f) of the Exchange Act). during the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in the company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company’s computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting as of January 30, 2005. To remediate the material weakness in internal control over financial reporting, the Company instituted additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

Based on such evaluation, except as described above, such officers have determined that there were no changes in our internal control over financial reporting during the quarterly period ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)-(b) At the Company’s Annual Meeting of Stockholders on June 8, 2004, the following persons were elected as directors for a term of three years:
          Class I
          David O. Corriveau, Mark A. Levy, Christopher C. Maguire
     The following directors continued their terms of office as directors of the Company after the Annual Meeting:

Class II	Class III

James W. Corley	Allen J. Bernstein
Peter A. Edison	Walter J. Humann
Patricia P. Priest	David B. Pittaway
          (c) The following matters were voted upon and approved at the Annual Meeting:
1. Proposed to elect the following class of Directors:

	For	Withheld
David O. Carriveau	11,548,792	701,466
Mark A. Levy	11,505,969	744,469
Christopher C. Maguire	11,517,879	732,559
2. Proposal to ratify the appointment of Ernst & young, LLP as auditors for the Company’s 2005 fiscal year:

For	Against	Withheld

11,533,924	705,909	10,605
3. Proposal to approve the Dave & Buster’s, Inc. 2005 Long-Term Incentive Plan and to reserve 600,000 shares of the Company’s common stock for issuance under the plan:

For	Against	Withheld

8,029,206	2,092,129	71,766

Item 6. EXHIBITS

(a)	Exhibits

	12	Computation of Ratio of Earnings to Fixed Charges.

	31	Rule 13a-14(a)/15d-14(a) Certifications.

	32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTERS, INC. a Missouri corporation
Date: September 9, 2005	By:	/s/ William C. Hammett, Jr.
William C. Hammett, Jr.,
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.