Form 10-Q
period 2005-10-30
DAVE & BUSTERS INC
filed 2005-12-09
CIK 943823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE QUARTER ENDED OCTOBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSACTION PERIOD FROM                      TO                     .
FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2005.
Commission file number: 0-25858
Dave & Buster’s Inc.
(Exact Name of Registrant as Specified in Its Charter)

MISSOURI (State of Incorporation)	43-1532756 (I.R.S. Employer Identification No.)

2481 Manana Drive Dallas, Texas (Address of Principle Executive Offices)	75220 (Zip Code)
Registrant’s telephone number, including area code: (214) 357-9588
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of December 7, 2005 was 14,292,500 shares.

Dave & Buster’s, Inc.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)
Food and beverage revenues	$58,212	$45,395	$179,982	$141,446
Amusements and other revenues	47,433	38,648	152,227	127,407

Total revenues	105,645	84,043	332,209	268,853

Cost of food and beverage	14,321	11,290	44,338	35,064
Cost of amusement and other	6,537	4,737	18,723	15,967

Total cost of products	20,858	16,027	63,061	51,031
Operating payroll and benefits	31,590	24,745	96,665	77,218
Other store operating expenses	37,530	27,356	110,339	84,625
General and administrative expense	7,819	6,257	22,715	18,356
Depreciation and amortization	9,934	8,089	31,992	24,484
Preopening expenses	1,495	876	2,377	1,012

Total costs and expenses	109,226	83,350	327,149	256,726

Operating income (loss)	(3,581)	693	5,060	12,127
Interest expense, net	1,458	832	4,892	3,412

Income (loss) before provision for income taxes	(5,039)	(139)	168	8,715
Provision (benefit) for income taxes	(1,839)	(51)	62	3,001

Net income (loss)	$(3,200)	$(88)	$106	$5,714

Net income (loss) per share – basic	$(0.23)	$0.00	$0.01	$0.43

Net income (loss) per share – diluted	$(0.23)	$0.00	$0.01	$0.41

Weighted average shares outstanding:
Basic	13,657	13,381	13,562	13,302
Diluted	13,657	13,381	14,249	14,046
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 30,	January 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$1,860	$7,624
Inventories	31,094	28,935
Prepaid expenses	13,922	3,034
Other current assets	2,872	2,612

Total current assets	49,748	42,205
Property and equipment, net	345,105	331,478
Other assets and deferred charges	21,767	23,725

Total assets	$416,620	$397,408

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (Note 4)	$9,167	$7,792
Accounts payable	24,165	12,146
Accrued liabilities	20,164	18,119
Income taxes payable	1,350	5,802
Deferred income taxes	5,851	6,002

Total current liabilities	60,697	49,861
Deferred income taxes	5,032	4,959
Deferred rent liability	66,048	63,113
Other liabilities	3,212	2,179
Long-term debt, less current installments (Note 4)	81,194	80,351
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, 10,000,000 authorized; none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 13,693,917 and 13,452,267 shares issued and outstanding as of October 30, 2005 and January 30, 2005, respectively	137	135
Paid-in capital	124,948	122,173
Restricted stock awards	1,998	1,454
Accumulated comprehensive income	290	225
Retained earnings	74,910	74,804

	202,283	198,791
Less treasury stock, at cost, 175,000 shares	1,846	1,846

Total stockholders’ equity	200,437	196,945

Total liabilities and stockholders’ equity	$416,620	$397,408

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DAVE & BUSTER’S, INC.
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Restricted	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Stock	Income	Earnings	Stock	Total

Balance, January 30, 2005	13,452	$135	$122,173	$1,454	$225	$74,804	$(1,846)	$196,945
Net earnings	—	—	—	—	—	106	—	106
Unrealized foreign currency translation gain (loss)	—	—	—	—	65	—	—	65
Comprehensive income	—	—	—	—	—	—	—	171
Stock option exercises	242	2	1,998	—	—	—	—	2,000
Tax benefit related to stock option exercises	—	—	777	—	—	—	—	777
Amortization of restricted stock awards	—	—	—	544	—	—	—	544

Balance, October 30, 2005	13,694	$137	$124,948	$1,998	$290	$74,910	$(1,846)	$200,437

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	39 Weeks Ended
	October 30,	October 31,
	2005	2004
		(As restated, Note 2)
Cash flows from operating activities:
Net income	$106	$5,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,992	24,484
Deferred income tax expense/(benefit)	(78)	(2,086)
Tax benefit related to stock option exercises	777	525
Amortization of restricted stock awards	544	386
Warrants related to convertible debt	192	191
Other, net	33	141
Changes in operating assets and liabilities
Inventories	(2,160)	(1,638)
Prepaid expenses	(10,888)	(1,459)
Other current assets	(260)	1,303
Other assets and deferred charges	3,591	1,548
Accounts payable	7,632	354
Accrued liabilities	2,045	2,648
Income taxes payable	(4,452)	(2,533)
Deferred rent liability	2,935	(1,638)
Other liabilities	1,033	3,677

Net cash provided by operating activities	33,042	31,617

Cash flows from investing activities:
Capital expenditures	(41,870)	(28,721)
Business acquisition	—	(4,742)
Proceeds from sales of property and equipment	198	519
Other investing activities	(1,158)	86

Net cash used in investing activities	(42,830)	(32,858)
Cash flows from financing activities:
Borrowings under long-term debt	22,000	7,250
Repayments of long-term debt	(19,974)	(6,417)
Proceeds from exercises of stock options	1,998	2,104

Net cash provided by financing activities	4,024	2,937

Increase (decrease) in cash and cash equivalents	(5,764)	1,696
Beginning cash and cash equivalents	7,624	3,897

Ending cash and cash equivalents	$1,860	$5,593

Supplemental disclosures of cash flow information:
Cash paid for income taxes – net of refunds	$11,669	$6,992
Cash paid for interest, net of amounts capitalized	$3,126	$3,063
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2005
(dollars in thousands, except per share amounts)
(unaudited)
Note 1: Summary of Significant Accounting Policies
Basis of Presentation – Dave & Buster’s, Inc., a Missouri corporation, is a leading operator of large format, high-volume regional entertainment complexes. The Company’s one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s” and “Jillian’s,” which are principally located in the United States and Canada. The unaudited consolidated financial statements include the accounts of Dave & Buster’s, Inc. and all wholly-owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. No entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included.
Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended January 30, 2005, (including the notes thereto), set forth in Dave & Buster’s, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2005. The results of operations for the thirteen-week period and for the thirty-nine-week period ended October 30, 2005, are not necessarily indicative of the results that may be achieved for the entire 52-week fiscal year ended January 29, 2006.
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

	October 30,	January 30,
	2005	2005
Food and beverage	$2,416	$2,249
Merchandise	2,741	2,467
Smallware supplies	18,383	17,535
Other	7,554	6,684

	$31,094	$28,935

Prepaid Expenses – Prepaid expenses consist of the following:

	October 30,	January 30,
	2005	2005
Income taxes	$7,719	$—
Marketing	2,909	—
Insurance	875	1,278
Other	2,419	1,756

	$13,922	$3,034

Prepaid income taxes consist of the excess of tax payments for the fiscal year over the estimated liability based on year-to-date operating results. Prepaid marketing expenses consist of payments made to vendors for advertising and promotional goods and services that have an expected benefit during the remainder of the fiscal year.
Property and Equipment – Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest and rent costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in the thirteen weeks and the thirty-nine weeks ended October 30,2005 and October 31, 2004 were $247, $494, $340 and $756, respectively. Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.
Income Taxes – We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.
Stock-Based Compensation – In June 2005, our stockholders approved the adoption of the Dave & Buster’s 2005 Long-Term Incentive Plan (“2005 Incentive Plan”). The 2005 Incentive Plan is similar in purpose to, and replaced, our previously adopted Dave & Buster’s 1995 Stock Incentive Plan and Dave & Buster’s 1996 Stock Option Plan for Outside Directors. There will be no further awards or grants under those previously adopted plans, although outstanding awards and grants under those plans will remain in effect pursuant to their terms. The 2005 Incentive Plan is a stock-based long-term incentive plan, which provides for the granting of incentive stock options, non-qualified stock options, restricted stock awards, and stock appreciation rights to officers, non-employee directors and employees of the Company. A maximum of 600,000 shares of our common stock are reserved for issuance under the 2005 Incentive Plan. Lapsed, forfeited or canceled options, stock appreciation rights, or restricted stock awards do not count against these limits and can be regranted.
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
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the first fiscal year beginning after June 15, 2005, which is the Company’s 2006 fiscal year. The Company currently expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
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
Although SFAS No. 123, Accounting for Stock-Based Compensation, allows us to continue to follow APB No. 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the fair value based method prescribed by SFAS No. 123. The proforma impact of applying SFAS No. 123 to a partial fiscal year is not necessarily representative of the proforma impact on the entire current and future fiscal years. Our pro forma information is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)
Net income (loss) as reported	$(3,200)	$(88)	$106	$5,714
Stock compensation expenses recorded under the intrinsic method, net of income taxes	116	109	345	253
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(213)	(210)	(472)	(601)

Pro forma net income (loss)	$(3,297)	$(189)	$(21)	$5,366

Basic earnings (loss) per common share, as reported	$(0.23)	$0.00	$0.01	$0.43
Diluted earnings (loss) per common share, as reported	$(0.23)	$0.00	$0.01	$0.41

Pro forma basic earnings (loss) per common share	$(0.24)	$(0.01)	$0.00	$0.40
Pro forma diluted earnings (loss) per common share	$(0.24)	$(0.01)	$0.00	$0.38
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
Foreign license revenues are deferred until the Company fulfills its obligations under license agreements. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the thirteen-week periods and thirty-nine week periods ended October 30, 2005 and October 31, 2004 were $254, $200, $587 and $479, respectively. Revenues for the thirteen and thirty-nine week periods ended October 30, 2005 include $200 received for an area development fee.
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
Lease Accounting — Rent is computed on a straight-line basis over the lease term. The lease term commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising. Construction allowances received from the lessor to reimburse the Company for the cost of leasehold improvements are recorded as deferred lease liabilities and amortized as a reduction of rent of over the term of the lease. Rent incurred during the construction of facilities is currently capitalized as a component of the cost of the facilities. Rent costs capitalized during the construction of facilities in the thirteen weeks and the thirty-nine weeks ended October 30, 2005 and October 31, 2004 were $170, $48, $469 and $183, respectively. As disclosed under “Recent Accounting Pronouncements” below, the Company will no longer be able to capitalize such rental costs, beginning with the first reporting period after December 15, 2005.
Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total currency gain adjustments recorded for the thirteen-week periods and thirty-nine week periods ended October 30, 2005 and October 31, 2004 were $223, $13, $65 and $2, respectively.
Recent Accounting Pronouncements — In October 2005, the FASB issued a FASB Staff Position (FSP), FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period. The FSP addresses accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such rental costs incurred during a construction period should be recognized as rental expense. The FSP requires a lessee to cease capitalizing rental costs as of the first reporting period beginning after December 15, 2005.
In the third quarter 2005, the FASB issued transition guidance related to SFAS 123R, Share-Based Payment. The FASB issued FSP, FAS 123R-2, “Practical Accommodation for the Application of Grant Date As Defined in FASB Statement 123R,” in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123R. The FASB also issued FSP, FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Company does not expect FSP FAS 123R-2 of FSP FAS 123R-3 to have a material impact on its consolidated financial statements.
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
The cumulative effect of the restatement adjustments through the Company’s October 31, 2004 balance sheet was to increase property and equipment, net and deferred lease liabilities by approximately $42,045 and $47,226, respectively, and to reduce deferred tax liabilities and stockholders’ equity by approximately $1,987 and $3,194, respectively. Adjustments to rent expense, depreciation expense, net of the related tax effects, resulted in a decrease in net income of $49 and a decrease of $0.01 to the calculated diluted earnings per share for the thirteen week period ended October 31, 2004 and $89 and no change to the calculated earnings per share for the thirty-nine weeks ended October 31, 2004.
The following is a summary of the significant effects of the restatement on the consolidated statements of earnings and cash flows for the thirteen-week period ended October 31, 2004 and for the thirty-nine-week period ended October 31, 2004.

	13 Weeks Ended October 31, 2004			39 Weeks Ended October 31, 2004
	As			As
	Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Consolidated statement of operations:
Other store operating expenses	$28,074	$(718)	$27,356	$86,789	$(2,164)	$84,625
Depreciation and amortization	7,333	756	8,089	22,216	2,268	24,484
Total operating costs	83,270	80	83,350	256,580	146	256,726
Income before income taxes	(59)	(80)	(139)	8,861	(146)	8,715
Income taxes	(21)	(30)	(51)	3,057	(56)	3,001
Net income	(38)	(50)	(88)	5,804	(90)	5,714
Basic earnings per share	$0.00	$0.00	$0.00	$0.44	$(0.01)	$0.43
Diluted earnings per share	$0.00	$0.00	$0.00	$0.42	$(0.01)	$0.41

Consolidated statement of cash flows:
Cash provided by operations	13,127	—	13,127	31,617	—	31,617
Cash used in investing activities	(16,668)	—	(16,668)	(32,858)	—	(32,858)
Cash used in financing activities	4,097	—	4,097	2,937	—	2,937
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
On August 28, 2005, a subsidiary of the Company closed the acquired Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to the complex and unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded pre-tax charges of approximately $2,500 in the second quarter and $500 in the third quarter of 2005. The $2,500 charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005. The charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations. We incurred expenses of approximately $500 in the third quarter of 2005 related to severance and other costs required to complete the closure of the complex. These costs are included in operating payroll and benefits of approximately $400 and other store operating expenses of approximately $100. All of these costs were paid in the third quarter of 2005.
In October 2005, we acquired the general partner interest in a limited partnership, which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia for a total cost of approximately $1,158. The limited partners currently earn a preferred return on their remaining invested capital. After deducting the preferred return, we currently have a 50.1% interest, and the limited partners a 49.9% interest, in the remaining income or losses of the partnership. Our interest in the income of the partnership is not expected to be significant to our results of operations until the limited partner receives a full return of its invested capital and preferred return. We also manage the complex under a management agreement for which we receive a fee of four percent of operating revenues annually. We account for our general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.
Note 4: Long-term Debt
Long-term debt consisted of the following (in thousands):

	October 30,	October 31,
	2005	2004
Revolving credit facility	$13,397	$13,198
Term debt facility	47,667	12,500
Convertible subordinated notes, net of discount	29,297	29,041

	90,361	54,739
Less current installments	9,167	3,333

Long-term debt, less current installments	$81,194	$51,406

On November 1, 2004, we closed on the second amendment to our restated senior bank credit facility. The amended facility includes a $60,000 revolving credit facility and a $55,000 term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On October 30, 2005, borrowings under the revolving credit facility and term debt facility were $13,397 and $47,667, respectively. At October 30, 2005, we had $6,420 in letters of credit outstanding, leaving approximately $40,580 available for additional borrowings or letters of credit. Borrowings under the credit facility were utilized to fund the cash requirements of the Jillian’s transaction (Note 3), and the costs related to the amended facility. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (6.75 percent at October 30, 2005) or, at our option, the applicable EuroDollar rate (4.12 percent at October 30, 2005), plus a margin, in either case, based upon financial performance, as prescribed in the amended facility. The interest rate on the credit facility at October 30, 2005 was 6.37 percent. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and maximum permitted capital expenditures. Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1,800 and increasing each calendar year, with the final payment due on November 1, 2009.
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

The fair value of our convertible subordinated notes was approximately $30,100 at October 30,2005, based on its conversion value. The fair value of the borrowings under the senior bank credit facility approximates their carrying value.
In 2001, we entered into an interest rate swap agreement that expires in 2007, to change a portion of our variable rate debt to fixed-rate debt. Pursuant to the swap agreement, the interest rate on notional amounts aggregating $20,650 at October 30, 2005 is fixed at 5.44 percent. The agreement has not been designated as a hedge and adjustments are recorded as interest expense to mark the instrument to its fair market value. As a result of the swap agreement, we recorded additional interest expense of $91 and $394 in the third quarter of 2005 and 2004, respectively. The recorded additional interest expense was $420 for the thirty-nine weeks ended October 30, 2005 compared to $1,255 for the thirty-nine weeks ended October 31, 2004.
Note 5: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)
Numerator for basic earnings (loss) per common share — net income (loss)	$(3,200)	$(88)	$106	$5,714
Impact of convertible debt interest and fees	—	—	—	—
Amortization of convertible debt warrants	—	—	—	—

Numerator for diluted earnings (loss) per common share	$(3,200)	$(88)	$106	$5,714

Denominator for basic earnings (loss) per common share — weighted average shares (in thousands)	13,657	13,381	13,562	13,302
Dilutive securities:
Employee stock options/restricted stock	—	—	561	632
Convertible debt	—	—	—	—
Warrant shares	—	—	126	112

Denominator for diluted earnings per common share — adjusted weighted average shares (in thousands)	13,657	13,381	14,249	14,046

Basic earnings (loss) per common share	$(0.23)	$0.00	$0.01	$0.43
Diluted earnings (loss) per common share	$(0.23)	$0.00	$0.01	$0.41

Antidilutive shares excluded from the computation of diluted income (loss) per share (in thousands):

Employee stock options/restricted stock	458	599	—	—
Convertible debt	2,322	2,322	2,322	2,322
Warrant shares	59	125	—	—

Total	2,839	3,046	2,322	2,322

Note 6: Contingencies
The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.
The following table sets forth our operating lease commitments as of October 30, 2005, and includes obligations under operating leases for our Kansas City, Kansas location that opened later in November 2005:

	1 Year	2	3	4	5
	or less	Years	Years	Years	Years	Thereafter	Total
Operating leases under sale/leaseback transactions	$3,074	$3,114	$3,154	$3,197	$3,244	$39,014	$54,797
Other operating leases	36,166	35,884	35,387	35,592	35,696	316,992	495,717

Total	$39,240	$38,998	$38,541	$38,789	$38,940	$356,006	$550,514

During the second quarter of 2005, the Company signed an operating lease agreement for a future site located in Times Square in New York, New York, which we anticipate opening in fiscal 2006. During the fourth quarter of 2005, the Board of Directors approved an operating lease agreement for a future site located near Minneapolis, Minnesota, which we also anticipate opening in fiscal 2006. The Company’s commitments under the Minneapolis agreement are contingent upon, among other things, the landlord’s delivery to the Company of access to the premises for construction. Future obligations related to this agreement are not included in the table above.
Note 7: Subsequent Event
On December 8, 2005, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with WS Midway Holdings, Inc. (“Holdings”) and WS Midway Acquisition Sub, Inc. (“Merger Sub”), subsidiaries of Wellspring Capital Management LLC, a private equity firm. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of all parties, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of our common stock, other than shares owned by the Company, Holdings or their subsidiaries and other than dissenting shares, if any, will be converted into the right to receive $18.05 per share in cash.
The Merger Agreement also provides for customary covenants providing for the parties to use reasonable best efforts to take actions necessary for the closing of the Merger, including obtaining necessary regulatory approvals, and maintaining various employee benefits for our employees for specified periods of time. Consummation of the Merger is subject to various customary conditions, including adoption of the Merger Agreement by our stockholders and the receipt of certain regulatory approvals.
We have generally agreed not to solicit proposals relating to alternative business combination transactions, enter into discussions or negotiations concerning, or provide confidential information in connection with, alternative business combination transactions or approve or recommend an alternative business combination transaction. However, the Merger Agreement permits us to take one or more of such prohibited actions, subject to the provisions of the Merger Agreement, in response to certain unsolicited business combination proposals. If we conclude that an alternative business combination proposal is a superior proposal, upon compliance with the applicable terms of the Merger Agreement, we may terminate the Merger Agreement, subject to its payment of the termination fee described below.
The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, including a competitive takeover bid by a third party, we may be required to pay Holdings a termination fee of $10,175,000 and to reimburse Holdings’ expenses up to $3,000,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).
General
Our fiscal year ends on the Sunday after the Saturday closest to January 31. The third fiscal quarter of 2005 and 2004 each consists of thirteen weeks. The 2005 fiscal year, which ends on January 29, 2006, will consist of 52 weeks.
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
See Note 2 in Item 1 of this report for a summary of the effect of this change on the Company’s consolidated statements of income and cash flows for the thirteen and thirty-nine week periods ended October 31, 2004. The accompanying Management Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the third fiscal quarter of 2004 and the year-to-date period ended October 31, 2004.
Acquisitions
On November 1, 2004, we completed the acquisition of nine Jillian’s locations pursuant to an asset purchase agreement for cash and the assumption of certain liabilities. The cash requirements of the acquisition were funded from our amended senior bank credit facility. The results of the acquired complexes are included in our third quarter 2005 and year-to-date consolidated results.
In order to address lower than anticipated levels of post-acquisition revenues and operating results from our Jillian’s stores, we are converting the Jillian’s locations to our core Dave & Buster’s brand. We believe this conversion will enhance and accelerate our efforts to improve the results of operations of these stores from those achieved during the first nine months since completion of the Jillian’s acquisition. We began converting the stores in September 2005, and anticipate converting up to six of the stores before the end of the current fiscal year.
On August 28, 2005, a subsidiary of the Company closed the acquired Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota due to continuing operating loses attributable to this complex and unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded pre-tax charges of approximately $2,500 in the second quarter and $500 in the third quarter of 2005. The $2,500 charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005. The charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations. We incurred expenses of approximately $500 in the third quarter of 2005 related to severance and other costs required to complete the closure of the complex. These costs are included in operating payroll and benefits of approximately $400 and other store operating expenses of approximately $100.

In October 2005, we acquired the general partner interest in a limited partnership, which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia for a total cost of approximately $1,158. The limited partners currently earn a preferred return on their remaining invested capital. After deducting the preferred return, we currently have a 50.1% interest, and the limited partners a 49.9% interest, in the remaining income or losses of the partnership. Our interest in the income or losses of the partnership is not expected to be significant to our results of operations until the limited partner receives a full return of its invested capital and preferred return. We also manage the complex under a management agreement for which we receive a fee of four percent of operating revenues annually. We account for our general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.
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
Operating payroll and benefits —Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for cost reductions principally through scheduling refinements.
Other store operating expenses — Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.
Liquidity and cash flows — Our primary source of cash flow is from net income and availability under our revolving credit facility.
Quarterly fluctuations, seasonality, and inflation — As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. We expect that increasing energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. The effects of any supplier price increases are expected to be partially offset by selected menu price increases where competitively appropriate. However, there is no assurance that the cost of our product will remain stable or that the federal or state minimum wage rate will not increase.

Results of Operations
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
		(As restated, Note 2)		(As restated, Note 2)
Food and beverage revenues	55.1%	54.0%	54.2%	52.6%
Amusement and other revenues	44.9%	46.0%	45.8%	47.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of food and beverage (As a percentage of food and beverage revenues)	24.6%	24.9%	24.6%	24.8%
Cost of amusement and other (As a percentage of amusement and other revenues)	13.8%	12.3%	12.3%	12.5%

Total cost of products	19.7%	19.1%	19.0%	19.0%

Operating payroll and benefits	29.9%	29.4%	29.1%	28.7%
Other store operating expenses	35.5%	32.7%	33.2%	31.5%
General and administrative expenses	7.4%	7.4%	6.8%	6.8%
Depreciation and amortization	9.4%	9.6%	9.7%	9.1%
Preopening expenses	1.4%	1.0%	0.7%	0.4%

Total costs and expenses	103.3%	99.2%	98.5%	95.5%

Operating income (loss)	(3.3)%	0.8%	1.5%	4.5%
Interest expense, net	1.4%	1.0%	1.5%	1.3%

Income (loss) before income taxes	(4.7)%	(0.2)%	0.0%	3.2%
Provision (benefit) for income taxes	(1.7)%	(0.1)%	0.0%	1.1%

Net income (loss)	(3.0)%	(0.1)%	0.0%	2.1%

The following table sets forth certain financial information and other data related to the operation of our entertainment complexes for the periods indicated.

Food and beverage revenues	$58,212	$45,395	$179,982	$141,446
Amusement and other revenues	47,433	38,648	152,227	127,407

Total revenues	$105,645	$84,043	$332,209	$268,853

Change in comparable store sales (1)	3.2%	(1.6)%	0.5%	0.3%
Stores open at end of period (2)	45	34	45	34
Comparable stores open at end of period	33	31	33	31
Effective tax rate	36.5%	34.5%	36.5%	34.5%

(1)	Comparable store sales (year-over-year comparison of complexes open at least 18 months as of the beginning of our fiscal year) are a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)	The number of stores opened since third quarter 2004 includes the acquisition of 9 Jillian’s locations (including one location closed and one additional location acquired in the third quarter of 2005), and the openings of Omaha and Buffalo in the second and third quarters of 2005.

Third Quarter 2005 Compared with Third Quarter 2004
Revenues
The 25.7 percent ($21,602) revenue increase was generated from the following components of our operations:

Acquired Jillian’s branded stores	17.7%
Dave & Buster’s branded stores opened in fiscal 2004 and 2005	4.6%
Comparable Dave & Buster’s branded stores	3.2%
Other	0.2%

Total increase	25.7%

Our revenue mix was 55.1 percent for food and beverage and 44.9 percent for amusements and other for the third quarter of 2005. This compares to 54.0 percent and 46.0 percent, respectively, for 2004. The shift in our revenue mix was influenced by two promotional efforts launched in the second quarter of 2005. Our “Power Combo” promotion provides our guests with value offering that includes selected entrees and a game card at a fixed price. The “Power Combo” promotion is valid during what have traditionally been slower periods of our business week. Our “Super Charge” promotion allows guests to increase, purchased game play on certain Power Cards by twenty-five percent for a discounted amount. Both the “Power Combo” and “Super Charge” promotions are designed to increase both brand awareness and increase the frequency and duration of customer visits.
Revenues at our comparable stores increased 3.2 percent for the third quarter of 2005 compared to the third quarter of 2004. Food sales at our comparable stores increased by 7.9 percent over sales levels achieved in the third quarter of 2004. This increase in food sales was accomplished by the success of our “Power Combo” promotion. Beverage sales at our comparable stores increased by 5.9 percent over the third quarter of 2004 as the Company experienced continued success of promotional activity around the beverage component of our business. Comparable store amusements revenue in the third quarter of 2005 declined by $294 or 0.8 percent versus the third quarter of 2004, due in part to the discounted game play resulting from our promotional activities.
Special events revenues, which include food, beverage and amusements revenues associated with private parties, business gatherings and sponsored events continue to be an important component of our business. Special event revenues, which for the full year of fiscal 2004 accounted for approximately 16 percent of consolidated revenues, accounted for 13.9 percent of consolidated third quarter 2005 revenue, down from 14.3 percent in the comparable 2004 quarter.
Cost of Products
Cost of food and beverage products increased in absolute dollars approximately $3,000, however, declined approximately 30 basis points a percentage of revenues compared to the results in the third quarter of 2004. The absolute dollar increase is primarily attributable (approximately $2,800) to increases in the number of stores since the third quarter of 2004. Slight reductions in food and beverage costs as a percentage of food and beverage revenue achieved at our comparable Dave & Buster’s stores were offset by higher food and beverage costs at our Jillian’s units.
The costs of amusements and other, as a percentage of amusements revenue, increased 150 basis points as a result of the revenue mix changes described above.
Operating Payroll and Benefits
Operating payroll and benefits were approximately 29.9 percent of revenue in the third quarter of 2005 and 29.4 percent in the third quarter of 2004. This increase was primarily driven by severance and other costs of approximately $400 required to complete the closure of the entertainment complex located at the Mall of America, as well as, increased management training costs.
Other Store Operating Expenses
Other store operating expenses increased 280 basis points to 35.5 percent for the third quarter of 2005 compared to 32.7 percent in the third quarter of 2004. Occupancy costs as a percent of total revenues increased 80 basis points as a result of Jillian’s higher rent and tax costs compared to their sales volumes. Increases in utility costs of 70 basis points and restaurant expenses of 50 basis points also contributed to the overall increase. The increase in utility costs is primarily due to rising energy costs.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expense is primarily associated with ongoing expense associated with the Jillian’s locations acquired in November 2004 and current year capital expenditures.
Preopening expense
The increase in preopening expense as a percentage of revenues is attributed to the opening of our Buffalo (October 2005) and Kansas City (November 2005) locations in the third and fourth quarters of 2005 compared to the opening of our Santa Anita (September 2004) location in the third quarter of 2004.
Interest Expense
The increase in interest expense as a percentage of revenues is attributed to the increased borrowings under our debt facility as a result of the Jillian’s acquisition.
Provision for Income Taxes
The increase in the effective tax rate is primarily attributed to increases in the state tax component of our provision primarily due to our acquisition of Jillian’s, and the opening of new stores in Omaha, Nebraska and Buffalo, New York.
Year to Date 2005 Compared with Year to Date 2004
Revenues
The 23.6 percent ($63,356) revenue increase was generated from the following components of our operations:

Acquired Jillian’s branded stores	19.0%
Dave & Buster’s branded stores opened in fiscal 2004 and 2005	3.9%
Comparable Dave & Buster’s branded stores	0.5%
Other	0.2%

Total increase	23.6%

Our revenue mix was 54.2 percent for food and beverage and 45.8 percent for amusements and other for the thirty-nine week period of 2005. This compares to 52.6 percent and 47.4 percent, respectively, for 2004. The shift in our revenue mix was influenced by the success of our “Power Combo” promotion and our “Super Charge” promotion, partially offset by the operations of our Jillian’s branded stores, which traditionally have a larger percentage of revenue attributable to amusements.
Revenues at our comparable stores increased 0.5 percent for the thirty-nine week period ended October 30, 2005 compared to same period for 2004. Food sales at our comparable stores increased by 5.1 percent over sales levels achieved in the same period of 2004. This increase in food sales was accomplished primarily by the success of our “Power Combo” promotion. Beverage sales at our comparable stores increased by 3.9 percent over the third quarter of 2004 as the Company experienced continued success of promotional activity around the beverage component of our business. Comparable store amusements revenue in the 2005 declined by 4.0 percent versus the same period of 2004, due in part to the discounted game play resulting from our promotional activities.
Special event revenues accounted for 13.8% of consolidated revenue for the thirty-nine week period ended October 30, 2005, up from 13.5% in the comparable 2004 period.

Cost of Products
Cost of food and beverage products increased in absolute dollars approximately $9,300, however, declined 20 basis points compared to the results in the thirty-nine week period ended October 31, 2004. The absolute dollar increase is primarily attributable (approximately $8,600) to store count increases since the third quarter of 2004. Reductions in food and beverage costs as a percentage of food and beverage revenue achieved at our comparable Dave & Buster’s stores were offset by higher food and beverage costs at our Jillian’s units. Higher food and beverage costs at our Jillian’s locations were due in part to costs associated with the implementation of new menu items.
The costs of amusements, as a percentage of amusements revenue, declined 20 basis points as a result of lower costs achieved by purchasing amusement redemption items directly from Asia. The margin improvements achieved through these cost reductions were partially offset by the impact of the revenue mix changes described above.
Operating Payroll and Benefits
Operating payroll and benefits were approximately 29.1 percent of revenue for the thirty-nine week period ending October 30, 2005 and 28.7 percent for the thirty-nine week period October 31, 2004. This increase was primarily driven by increased management training costs and severance costs as we strengthened the store based management teams.
Other Store Operating Expenses
Other store operating expenses increased 170 basis points to 33.2 percent for year-to-date 2005 compared to 31.5 percent for the same period of 2004. Occupancy costs as a percent of total revenues increased 150 basis points as a result of Jillian’s higher rent and tax costs compared to their sales volumes. Increases in comparable store utility costs also contributed to the overall increase. The increased occupancy costs together with increases utility expenses were partially offset by reduced marketing expenses as a percentage of sales for the first thirty-nine weeks of fiscal 2005 due to a shift in the timing of the Company’s marketing initiatives compared to 2004. We anticipate committing approximately 3.0 percent of our annual revenues to our marketing efforts.
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
Preopening expense
The increase in preopening expense as a percentage of revenues is attributed to the opening of our Omaha, Buffalo and Kansas City locations in the second, third, and fourth quarters of 2005 compared to the opening of our Santa Anita location in the third quarter of 2004.
Interest Expense
The increase in interest expense as a percentage of revenues is attributed to the increased borrowings under our debt facility as a result of the Jillian’s acquisition. During fiscal year 2005 we have reduced our outstanding debt by approximately $2,200.

Provision for Income Taxes
The increase in the effective tax rate for the thirty-nine weeks ended October 30, 2005 is primarily attributed to increases in the state tax component of our provision primarily due to our acquisition of Jillian’s, and new store openings in Omaha, Nebraska and Buffalo, New York.
Liquidity and Capital Resources
Operating cash flows
Our primary source of liquidity is cash provided by operations. The increase in cash flows from our operations was partially offset by $11,700 in required payments for income taxes during the thirty-nine week period ended October 30, 2005.
Investing cash flows
The investing activities for 2005 included approximately $9,600 in games, approximately $15,500 for new store development and construction (primarily construction costs for the new stores, which opened in Omaha, Nebraska, Buffalo, New York and Kansas City, Kansas in July, October, and November 2005, respectively) and normal capital expenditures at previously existing stores. The addition of three new entertainment complexes will represent the largest new store construction effort by the Company since 2001. The Company anticipates spending approximately $5,000 in capital expenditures during fiscal 2005 to convert up to six Jillian’s stores to the Dave & Buster’s brand. The majority of the re-branding expenditures will be incurred in the fourth quarter.
In October 2005, we acquired the general partner interest in a limited partnership, which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia. The cost for this interest, acquired pursuant to an auction held by the bankruptcy court is $1,158. We will also receive a quarterly management fee from the partnership.
We plan on financing our future growth through operating cash flows, existing debt facilities and tenant improvement allowances from landlords. In 2006, we anticipate opening two to three new entertainment complexes including one store located in Times Square in New York, New York and one near Minneapolis, Minnesota. Additionally, we will continue to invest in capital improvements at our existing locations and acquire new games for our guests.
Financing cash flows
The movement in net cash used in financing activities in 2005 compared to 2004 is primarily attributed to long-term debt payments of $20,000 in 2005 compared to $6,400 in 2004, offset by long-term debt borrowings of $22,000 in 2005 compared to $7,250 in 2004.
We currently have a senior bank credit facility which includes a $60,000 revolving credit facility and a $55,000 term debt facility. The revolving credit facility is secured by all assets of the Company and may be used for borrowings or letters of credit. On October 30, 2005, borrowings under the revolving credit facility and term debt facility were $13,397 and $47,667, respectively. At October 30, 2005, we had $6,420 in letters of credit outstanding, leaving approximately $40,580 available for additional borrowings or letters of credit. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate (6.75 percent at October 30, 2005) or, at our option, the applicable EuroDollar rate (4.12 percent at October 30, 2005), plus a margin, in either case, based upon financial performance, as prescribed in the amended facility. The interest rate on the credit facility at October 30, 2005 was 6.37 percent. The amended facility has certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and maximum permitted capital expenditures. Any outstanding borrowings under the revolving credit facility are due at maturity on November 1, 2009. Borrowings under the term debt facility are repayable in 20 consecutive quarterly payments starting at $1,800 and increasing each calendar year, with the final payment due on November 1, 2009.
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
Contractual Obligations and Commercial Commitments
The following tables set forth the Company’s contractual obligations and commercial commitments excluding interest) as of October 30, 2005 and reflects the additional obligations under operating leases for our store in Kansas City, Kansas which opened in November 2005.

	1 Year	2-3	4-5	After 5
	or less	Years	Years	Years	Total
Long-term convertible debt	$—	$30,000	$—	$—	$30,000
Long-term debt	9,167	23,833	27,361	—	60,361

Operating leases under sale/leaseback transactions	3,074	6,268	6,441	39,014	54,797
Other operating leases	36,166	71,271	71,288	316,992	495,717
Other	8	12	—	—	20

Total	$48,415	$131,384	$105,090	$356,006	$640,895

During the second quarter of 2005, the Company signed an operating lease agreement for a future site located in Times Square in New York, New York, which we anticipate opening in fiscal 2006. During the fourth quarter of 2005, the Board of Directors approved an operating lease agreement for a future site located near Minneapolis, Minnesota, which we also anticipate opening in fiscal 2006. The Company’s commitments under the Minneapolis agreement are contingent upon, among other things, the landlord’s delivery to the Company of access to the premises for construction. Future obligations related to this agreement are not included in the table above.
The Company may redeem the convertible debt, which matures in August 2008, at any time after August 7, 2006, upon no less than 30 days’ notice to the note holders. In addition, at any time after August 7, 2006, if the closing price of the Company’s common stock exceeds 150% of the then effective exercise price of the warrants issued to the holders of the convertible debt, for any 15 out of 20 consecutive trading days, the Company may elect to terminate the warrants, and any unexercised warrants as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. As of October 30, 2005, we have $6,420 in letters of credit commitments associated with our insurance policies.
Recent Accounting Pronouncements
In October 2005, the Financial Accounting Standards Board issued a FASB Staff Position (FSP), FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period. The FSP addresses accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such rental costs incurred during a construction period should be recognized as rental expense. The FSP requires a lessee to cease capitalizing rental costs as of the first reporting period beginning after December 15, 2005. Rent costs capitalized during the construction of facilities in the thirteen weeks and the thirty-nine weeks ended October 30, 2005 and October 31, 2004 were $170, $48, $469 and $183, respectively.
In the third quarter 2005, the FASB issued transition guidance related to SFAS 123R, Share-Based Payment. The FASB issued FSP, FAS 123R-2, “Practical Accommodation for the Application of Grant Date As Defined in FASB Statement 123R,” in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123R. The FASB also issued FSP, FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The

Company does not expect FSP FAS 123R-2 of FSP FAS 123R-3 to have a material impact on its consolidated financial statements.
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
Item 4. CONTROLS AND PROCEDURES.
Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, William C. Hammett, Jr. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of October 30, 2005. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.
As of October 30, 2005, Mr. Corley and Mr. Hammett also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended October 30, 2005. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15 (f) of the Exchange Act). during the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in the company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company’s computation of depreciation, lease classification, straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting as of January 30, 2005. To remediate the material weakness in internal control over financial reporting, the Company instituted additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.
Based on such evaluation, except as described above, such officers have determined that there were no changes in our internal control over financial reporting during the quarterly period ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 6. EXHIBITS
(a)	Exhibits
12	Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTERS, INC. a Missouri corporation
Date: December 9, 2005	By:	/s/ William C. Hammett, Jr.
William C. Hammett, Jr.,
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.