Form 10-Q
period 2006-07-30
DAVE & BUSTERS INC
filed 2006-09-11
CIK 943823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-25858

Dave & Buster’s Inc.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI	43-1532756
(State of Incorporation)	(I.R.S. Employer Identification No.)

2481 Mañana Drive
Dallas, Texas	75220
(Address of Principle Executive Offices)	(Zip Code)

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the Issuer’s common stock, $.01 par value, outstanding as of September 6, 2006 was 100 shares

Dave & Buster’s, Inc.
Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

	July 30, 2006 (Successor)	January 29, 2006 (Predecessor)
	(unaudited)	(audited)
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$653	$7,582
Inventories	12,954	12,469
Prepaid expenses	8,343	2,985
Deferred income taxes	2,105	—
Other current assets	2,835	4,194
Total current assets	26,890	27,230
Property and equipment, net	342,282	374,616
Tradename	63,000	—
Goodwill	65,638	—
Other assets and deferred charges	24,776	21,216
Total assets	$522,586	$423,062
Liabilities and stockholders’ equity
Current liabilities:
Current installments of long-term debt (Note 3)	$500	$9,625
Accounts payable	13,763	25,069
Accrued liabilities	35,103	21,294
Income taxes payable	120	2,669
Deferred income taxes	—	5,779
Total current liabilities	49,486	64,436
Deferred income taxes	35,149	5,401
Deferred rent liability	50,510	74,583
Other liabilities	5,866	2,872
Payable to dissenting shareholders	51,733	—
Long-term debt, less current installments (Note 3)	227,578	70,550
Commitments and contingencies (Note 4)
Stockholders’ equity (Note 1):
Predecessor:
Common stock, $0.01 par value, 50,000,000 authorized; 13,722,750 issued and outstanding as of January 29, 2006	—	137
Less treasury stock, at cost (175,000 shares)	—	(1,846)
Successor:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of July 30, 2006	—	—

Preferred stock, 10,000,000 authorized; none issued	—	—
Restricted stock awards	—	2,180
Paid-in capital	108,100	125,312
Accumulated comprehensive income	67	345
Retained earnings (deficit)	(5,903)	79,092
Total stockholders’ equity	102,264	205,220
Total liabilities and stockholders’ equity	$522,586	$423,062

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen weeks ended July 30, 2006 (Successor)	Thirteen weeks ended July 31, 2005 (Predecessor)

Food and beverage revenues	$67,374	$60,378
Amusement and other revenues	55,777	50,451
Total revenues	123,151	110,829
Cost of food and beverage	17,408	15,680
Cost of amusement and other	8,019	6,970
Total cost of products	25,427	22,650
Operating payroll and benefits	35,608	32,300
Other store operating expenses	40,360	35,870
General and administrative expenses	8,959	7,204
Depreciation and amortization expense	11,455	12,317
Startup costs	821	804
Total operating costs	122,630	111,145
Operating income (loss)	521	(316)
Interest expense, net	6,525	1,661
Income (loss) before provision for income taxes	(6,004)	(1,977)
Provision (benefit) for income taxes	(2,129)	(721)
Net income (loss)	$(3,875)	$(1,256)

See accompanying notes to consolidated financial statements.

	For the 145 Day Period from March 8, 2006 to July 30, 2006 (Successor)	For the 37 Day Period from January 30, 2006 to March 7, 2006 (Predecessor)	Twenty-six weeks ended July 31, 2005 (Predecessor)

Food and beverage revenues	$108,876	$27,562	$121,769
Amusement and other revenues	90,709	22,847	104,795
Total revenues	199,585	50,409	226,564
Cost of food and beverage	28,163	7,111	31,708
Cost of amusement and other	12,678	3,183	13,447
Total cost of products	40,841	10,294	45,155
Operating payroll and benefits	57,742	14,365	65,075
Other store operating expenses	63,827	15,505	69,857
General and administrative expenses	14,231	3,480	14,893
Depreciation and amortization expense	18,196	4,328	22,058
Startup costs	2,227	880	885
Total operating costs	197,064	48,852	217,923
Operating income	2,521	1,557	8,641
Interest expense, net	11,769	649	3,434
Income (loss) before provision for income taxes	(9,248)	908	5,207
Provision (benefit) for income taxes	(3,345)	422	1,901

Net income (loss)	$(5,903)	$486	$3,306

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Paid-in	Treasury	Restricted	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Stock	Stock	Income	(Deficit)	Total
	(In thousands)
Balance, January 29, 2006 (Predecessor)	13,722,750	$137	$125,312	$(1,846)	$2,180	$345	$79,092	$205,220
Net earnings	—	—	—	—	—	—	486	486
Unrealized foreign currency translation loss (net of tax)	—	—	—	—	—	(3)	—	(3)
Comprehensive income								483
Stock option exercises	5,000	—	528	—	—	—	—	528
Tax benefit related to stock option exercises	—	—	10	—	—	—	—	10
Stock-based compensation	—	—	25	—	—	—	—	25
Amortization of restricted stock awards	—	—	—	—	61	—	—	61
Merger transaction	(13,727,750)	(137)	(125,875)	1,846	(2,241)	(342)	(79,578)	(206,327)
Balance, March 8, 2006 (Successor)	—	—	—	—	—	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	100	—	108,100	—	—	—	—	$108,100
Net loss	—	—	—	—	—	—	(5,903)	(5,903)
Unrealized foreign currency translation gain (net of tax)	—	—	—	—	—	67	—	67
Comprehensive loss								(5,836)
Balance July 30, 2006 (Successor)	100	—	$108,100	—	—	$67	$(5,903)	$102,264

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the 145 Day Period from March 8, 2006 to July 30, 2006	For the 37 Day Period from January 30, 2006 to March 7, 2006	Twenty-six weeks ended July 31, 2005
	Successor	Predecessor

Cash flows from operating activities:
Net income (loss)	$(5,903)	$486	$3,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	18,196	4,328	22,058
Deferred income tax expense (benefit)	(1,249)	(1,088)	81
Tax benefit related to stock options	—	10	619
Restricted stock awards	—	61	361
Stock-based compensation charges	—	25	—
Warrants related to convertible debt	—	21	128
Other, net	219	7	(227)
Changes in operating assets and liabilities, net of effect of business acquisitions
Inventories	(413)	(72)	(43)
Prepaid expenses	(5,189)	(169)	(9,399)
Other current assets	1,360	(1)	81
Other assets and deferred charges	4,365	(66)	3,158
Accounts payable	(3,172)	(3,916)	5,823
Accrued liabilities	2,941	6,918	677
Income taxes payable	(4,053)	1,504	(4,527)
Deferred rent liability	1,285	2,502	815
Other liabilities	163	191	2,037
Net cash provided by operating activities	8,550	10,741	24,948
Cash flows from investing activities:
Capital expenditures	(14,742)	(10,600)	(22,556)
Purchase of Predecessor common stock	(274,711)	—	—
Proceeds from sales of property and equipment	169	—	111
Net cash used in investing activities	(289,284)	(10,600)	(22,445)
Cash flows from financing activities:
Borrowings under revolving credit facility	3,078	6,000	—
Repayments of long-term debt	(51,137)	(6,439)	(4,740)
Borrowings under senior secured credit facility	50,000	—	—
Borrowings under senior notes	175,000	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	108,100	—	—
Debt issuance costs	(11,466)	—	—
Proceeds from exercises of stock options	—	528	1,399
Net cash provided by (used in) financing activities	273,575	89	(3,341)
Increase (decrease) in cash and cash equivalents	(7,159)	230	(838)
Beginning cash and cash equivalents	7,812	7,582	7,624
Ending cash and cash equivalents	$653	$7,812	$6,786
Supplemental disclosures of cash flow information:
Cash paid for income taxes—net of refunds	$1,692	$—	$11,535
Cash paid for interest, net of amounts capitalized	$2,482	$878	$1,940

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of significant accounting policies

Basis of presentation—Dave & Buster’s, Inc. (“Dave & Buster’s” or the “Company”), a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway Holdings, Inc., with and into Dave & Buster’s with Dave & Buster’s as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82% and 18%, respectively, of the outstanding capital stock of WS Midway Holdings, Inc. We continue as the same legal entity after the Merger and the accompanying condensed consolidated statements of operations, stockholders equity and cash flows present our results of operations and cash flows (including the accounts of Dave & Buster’s and all wholly-owned subsidiaries) for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  All material intercompany accounts and transactions have been eliminated in consolidation. See Note 2.

Dave & Buster’s is an operator of large format, high-volume regional entertainment complexes. The Company’s one industry segment is the ownership and operation of 47 restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are principally located in the United States and Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2006 relate to the thirteen weeks ended July 30, 2006 of the Successor.  All references to the second quarter of 2005 relate to the thirteen week period ended July 31, 2005 of the Predecessor. All references to the year-to-date fiscal year 2006 period relate to the combined 145 day period ended July 30, 2006 of the Successor and the 37 day period ended March 7, 2006 of the Predecessor. All references to 2006 relate to the combined 53 week period ended February 4, 2007 and all references to 2005 relate to the 52 weeks ended January 29, 2006.

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended January 29, 2006. The results of operations for the periods ended March 7, 2006 and July 30, 2006, are not necessarily indicative of the results that may be achieved for the entire 53 week fiscal year, which ends on February 4, 2007.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents—We consider amounts receivable from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories—Food and beverage and amusements inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well, as supplies needed for midway operations. Prior to the Merger, smallware supplies inventories, consisting of china, glassware and kitchen utensils, were capitalized at the store opening date, or when the smallware inventory increased due to changes in our menu, and were reviewed periodically for valuation. Smallware replacements are expensed as incurred. The Successor has recorded smallwares as fixed assets and amortizes smallwares over an estimated useful life of 7 years. Accordingly, smallwares inventory was reclassified to property and equipment for the fiscal year ended January 29, 2006 for consistency in presentation. Inventories consist of the following:

	July 30, 2006 Successor	January 29, 2006 Predecessor
Food and beverage	$2,509	$2,460
Amusements	5,619	5,668
Other	4,826	4,341
	$12,954	$12,469

Property and equipment—Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction of facilities are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities for the thirteen weeks ended July 30, 2006 and July 31, 2005 were $40 and $78, respectively and for the twenty–six weeks ended July 30, 2006 and July 31, 2005 were $149, and $93, respectively. As disclosed under “Recent Accounting Pronouncements” below, beginning October 31, 2005, we no longer capitalize rental costs incurred during construction. Rent costs capitalized during the construction period of facilities for the thirteen weeks and twenty-six weeks ended July 31, 2005 were $239 and $299, respectively.

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

Accrued liabilities

Accrued liabilities consist of the following:

	July 30, 2006 Successor	January 29, 2006 Predecessor
Compensation and benefits	$8,419	$5,708
Redemption liability	4,639	624
Sales and use taxes	2,808	2,462
Real estate taxes	3,055	1,796
Interest	8,702	1,324
Other	7,480	9,380
Total accrued liabilities	$35,103	$21,294

Income taxes—We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

Predecessor stock-based compensation—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. We adopted SFAS No. 123R as of the beginning of our first quarter of 2006 using the modified prospective method, accordingly, we have not restated prior period amounts presented herein. We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006. The impact of SFAS 123R on our results of operations for the period after the Merger cannot be predicted at this time, because no additional options have been issued or are currently planned to be issued.

SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transaction and Disclosure—an Amendment of FASB Statement 123” changed the method for recognition of the cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 was optional; however, the following supplemental information is provided (in thousands):

	Thirteen weeks ended July 31, 2005 Predecessor	Twenty-six weeks ended July 31, 2005 Predecessor
Net income (loss), as reported	$(1,256)	$3,306
Stock compensation expenses recorded under the intrinsic method, net of income taxes	116	229
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(106)	(259)
Pro forma net income (loss)	$(1,246)	$3,276

Foreign currency translation—The financial statements related to our operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are included in stockholders’ equity as a component of comprehensive income.

Revenue recognition—Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of deposits on power cards used by customers to activate most of our midway games. These deposits are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to our financial position or results of operations.

Foreign license revenues are deferred until the Company fulfills its obligations under license agreements. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the thirteen weeks ended July 30, 2006 and July 31, 2005 were $0 and $81, respectively and for the twenty–six weeks ended July 30, 2006 and July 31, 2005 were $77, and $333, respectively.

Amusements costs of products—Certain of our midway games allow customers to earn coupons which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items. The cost of these prizes is included in the cost of amusement products.

Startup costs—Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred.

Lease accounting—Rent is computed on a straight line basis over the lease term. The lease term for newly constructed locations commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising. Our lease obligations were adjusted to their estimated fair values as a result of the Merger with WS Midway Acquisition Sub, Inc. (Note 2).

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains/(losses) for the thirteen weeks ended July 30, 2006 and July 31, 2005 were $(82) and $(128), respectively and for the twenty–six weeks ended July 30, 2006 and July 31, 2005 were $64 and $(158), respectively.

Recent accounting pronouncements—In October 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP addresses accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such costs incurred during a construction period should be recognized as rental expense. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005. Early adoption was permitted. Accordingly, effective October 31, 2005, we no longer capitalized rent incurred during the construction period. The impact of this new standard on our future financial statements will be dependent on the number of complexes opened each period and the terms of the related lease agreements.

Note 2: Merger with WS Midway Acquisition Sub, Inc.

At the effective time of the Merger described in Note 1, the following events occurred:

•      All outstanding shares of Dave & Buster’s common stock (including those issued upon the conversion of our convertible subordinated notes), other than shares held by WS Midway Holdings, Inc., were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

•      All outstanding options or warrants to acquire our common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

•      To the extent not converted into shares of our common stock, we redeemed for cash our convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

The Merger transactions resulted in a change in ownership of 100 percent of the Company’s outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,”. The purchase price paid in the Merger has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price have been recorded as of March 8, 2006 based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies, resolution of matters related to dissenting shareholders referred to below and the resolution of certain personnel matters. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact our cash flows including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available. The purchase price was approximately $389,412 of which approximately $337,679 has been paid as of July 30, 2006. The sources and uses of funds in connection with the Merger are summarized below:

Sources
Revolving credit facility	$4,376
Senior secured credit facility	50,000
Senior notes	175,000
Other liabilities—dissenting shareholders	51,733
Equity contribution	108,100
Cash on hand	203
Total sources	$389,412

Uses
Consideration paid to stockholders	$213,102
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Consideration payable to dissenting shareholders	51,733
Payment of existing debt	51,137
Transaction costs	19,771
Total uses	$389,412

Holders of approximately 2.6 million shares notified us of their intent to exercise dissenters’ rights and initiate proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares. On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provided, among other things, for the permanent and irrevocable settlement of all claims among the parties. On August 15, 2006, the Company paid approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement. Payments of the settlement were funded from borrowings under our senior secured credit facility and available cash.

In connection with the preliminary purchase price allocation, our estimates of the fair values of assets acquired and liabilities assumed are based primarily on preliminary valuation results from independent valuation specialists. As of July 30, 2006, we have recorded preliminary purchase accounting adjustments to the carrying value of our property and equipment, to establish intangible assets for our tradenames and trademarks and to revalue our deferred rent liability, among other things. This allocation of the purchase price is preliminary and subject to finalization of the independent valuation and our analysis of the fair value of other assets and liabilities as of the date of the Merger. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of our assets and liabilities and may also result in adjustments to depreciation and amortization expense, rent expense, other operating costs, and the provision for income taxes. The adjustments, if any, arising out of the finalization of the purchase allocation will not impact our cash flows including cash interest and rent. However, such adjustments could result in material increases or decreases to operating income and net income. Further revisions to the purchase price allocation will be made as additional information becomes available.

The purchase price was determined and has been preliminarily allocated as follows:

Purchase consideration	$337,679
Accrued liability for dissenting shareholder rights	51,733
Total consideration	389,412
Allocation of purchase price:
Working capital deficit	(18,680)
Property and equipment	344,701
Indefinite lived intangibles	128,638
Definite lived intangibles	8,000
Other long term assets	19,868
Rent liability	(49,225)

Deferred income taxes	(38,187)
Other long term liabilities	(5,703)
$389,412

In connection with the Merger, the Successor incurred approximately $1,500 in Merger related costs, primarily a bridge funding fee, that is recorded in the statement of operations for the 54 day period from March 8, 2006 to April 30, 2006 as interest expense.

Indefinite lived intangibles include our tradenames in the amount of $63,000 and goodwill in the amount of $67,557 and are not subject to amortization, but instead are reviewed for impairment at least annually.

Pro forma financial information – The following unaudited pro forma results of operations assumes that the Merger occurred on January 31, 2005.  This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results that may be obtained in the future.

	Thirteen weeks ended July 31, 2005	Twenty-six weeks ended July 30, 2006	Twenty-six weeks ended July 31, 2005

Revenue	$110,829	$249,994	$226,564
Net loss, pro forma	$(3,961)	$(6,595)	$(5,358)
Pro forma adjustments	(2,705)	(1,178)	(8,664)
Net income (loss), as reported	$(1,256)	$(5,417)	$3,306

Note 3: Long-term debt

Long-term debt consisted of the following:

	July 30, 2006 Successor	January 29, 2006 Predecessor
Senior Credit Facility—revolving	$3,203	$5,439
Senior Credit Facility—term	49,875	—
Senior notes	175,000	—
Term debt facility	—	45,375
Convertible subordinated notes, net of discount	—	29,361
	228,078	80,175
Less current installments	500	9,625
Long-term debt, less current installments	$227,578	$70,550

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility that (a) provides a $100,000 term loan facility (with up to $50,000 of the term loan facility available on a delayed-draw basis for a period of six months) with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility will include (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of July 30, 2006, borrowings under the revolving credit facility were $3,203, we drew approximately $49,875 under the term loan facility and had $7,002 in letters of credit outstanding.  See also Note 7.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, at our option, equal to either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on our senior credit facility was 7.6 percent at July 30, 2006.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of our variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts aggregating $47,000 at June 30, 2006 is fixed at 5.31 percent. The agreements provide for an increase in the notional amounts to $94,600 and retention of the 5.31 percent fixed rate at September 30, 2006. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.  As a result of the swap agreements, we recorded additional interest income of $7 for the second quarter of 2006.

Our new senior secured credit facility requires that we comply with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of July 30, 2006. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, our new senior secured credit facility includes negative covenants restricting or limiting our, WS Midway Holdings, Inc.’s and our subsidiaries’ ability to, among other things incur additional indebtedness, make capital expenditures and sell or acquire assets.  Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

Our new senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failures of any guarantee or security document supporting our new senior secured credit facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under our new senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under our new senior secured credit facility and all actions permitted to be taken by a secured creditor.  On August 17, 2006, certain covenants under our senior secured credit facility were amended.  See Note 7.

In connection with the Merger on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of senior notes. The notes are general unsecured, unsubordinated obligations of the Company and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25% per annum. On or after March 15, 2010, we may redeem all or, from time to time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2010, we may on any one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2010.  On August 11, 2006, we commenced an offer to the holders of our 11.25% senior notes to exchange their existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for an equal amount of newly issued 11.25% senior notes, which have been registered under the Securities Act of 1933.  See Note 7.

Our new senior notes restrict our ability to incur indebtedness, outside of our new senior credit facility, unless our consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth the Company’s future debt payment obligations as of July 30, 2006:

Debt outstanding at July 30, 2006
1 year or less	$500
2 years	500
3 years	500
4 years	500
5 years	500
Thereafter	225,578
Total future payments	$228,078

For the thirteen weeks ended July 30, 2006 and July 31, 2005 we recorded interest expense of $6,644 and $1,833, respectively and for the twenty–six weeks ended July 30, 2006 and July 31, 2005 interest expense was $12,148 and $3,370, respectively.  Interest costs capitalized during the construction of facilities for the thirteen weeks ended July 30, 2006 and July 31, 2005 was $40 and $78, respectively and for the twenty–six weeks ended July 30, 2006 and July 31, 2005 was $149 and $93, respectively.

Note 4: Commitments and Contingencies

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

The following table sets forth our operating lease commitments as of July 30, 2006:

	1 Year or less	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Operating leases	$40,682	$40,225	$40,145	$40,480	$40,078	$354,506	$556,116

Note 5: Income Taxes

Significant components of the deferred tax assets and liabilities in the consolidated balance sheets are as follows:

	July 30, 2006 Successor	January 29, 2006 Predecessor
Deferred tax liabilities:
Trademark/Tradename	$(24,134)	$—
Fixed asset basis differences	(12,010)	(17,468)
Other, net	(938)	(648)
Deferred tax liability	$(37,082)	$(18,116)
Deferred tax assets:
Leasing transactions	$—	$6,051
Worker’s compensation	1,346	831
Amusement redemption liability	1,520	—
Other	1,173	54
Deferred tax asset	4,039	6,936
Net deferred tax liability	$(33,043)	$(11,180)

Note 6: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principle amount senior notes as described in Note 3. The notes are guaranteed on a senior basis by all of our domestic subsidiaries. The subsidiary guarantees of the notes are full and unconditional and joint and several. Each of the subsidiary guarantors are 100 percent owned by Dave and Buster’s, Inc.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. Our results of operations and cash flows from operating activities from our non-guarantor subsidiary were ($214) and $1,772, respectively for the twenty-six week period ended July 30, 2006.

July 30, 2006 (Successor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.

Assets
Current assets	$29,824	$606	$(3,540)	$26,890
Property and equipment, net	336,150	6,132	—	342,282
Tradename	63,000	—	—	63,000
Goodwill	65,638	—	—	65,638
Investment in Sub	1,831	—	(1,831)	—
Other assets and deferred charges	24,677	99	—	24,776
Total assets	$521,120	$6,837	$(5,371)	$522,586

Liabilities and stockholders’ equity
Current liabilities	$48,245	$4,781	$(3,540)	$49,486
Deferred income taxes	35,149	—	—	35,149
Deferred rent liability	50,489	21	—	50,510
Other liabilities	5,866	—	—	5,866
Payable to dissenting shareholders	51,733	—	—	51,733
Long-term debt, less current installments (Note 3)	227,374	204	—	227,578
Stockholders’ equity	102,264	1,831	(1,831)	102,264
Total liabilities and stockholders’ equity	$521,120	$6,837	$(5,371)	$522,586

January 29, 2006 (Predecessor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.

Assets
Current assets	$29,076	$907	$(2,753)	$27,230
Property and equipment, net	369,469	5,147	—	374,616
Investment in Sub	1,071	—	(1,071)	—
Other assets and deferred charges	21,115	101	—	21,216
Total assets	$420,731	$6,155	$(3,824)	$423,062

Liabilities and stockholders’ equity
Current liabilities	$63,764	$3,425	$(2,753)	$64,436
Deferred income taxes	5,401	—	—	5,401
Deferred rent liability	74,363	220	—	74,583
Other liabilities	2,872	—	—	2,872
Long-term debt, less current installments (Note 3)	69,111	1,439	—	70,550
Stockholders’ equity	205,220	1,071	(1,071)	205,220
Total liabilities and stockholders’ equity	$420,731	$6,155	$(3,824)	$423,062

Note 7: Subsequent Events

On August 11, 2006, we commenced an exchange offer to the holders of our 11.25% Senior Notes due 2014 to exchange their existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for an equal amount of newly issued 11.25% Notes due 2014, which have been registered under the Securities Act of 1933.  The exchange offer will expire on September 15, 2006, unless extended.  We will accept for exchange any and all original notes validly tendered and not withdrawn prior to 5:00 p.m., New York City time, on the expiration date.  Tenders of original notes may be withdrawn at any time prior to 5:00 p.m., New York City time, on the expiration date.  The terms of the exchange offer and other information relating to Dave & Buster’s are set forth in the prospectus dated August 7, 2006.

On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provides, among other things, for the permanent and irrevocable settlement of all claims among the parties.  On August 15, 2006, the Company paid approximately $51,733 to the holders of approximately 2.6 million shares that, in connection with the Merger, had previously notified us of their intent to exercise dissenters’ rights and initiate proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares. Payments of the settlement were funded from borrowings under our senior secured credit facility and available cash.

On August 17, 2006, covenants under the $160 million Senior Credit Facility were amended.

The main provisions of this amendment are as follows:

1.     Consent to enter into a sale-leaseback transaction on three fee owned properties, the proceeds of which would be used to pay down the outstanding balance of the term loan portion of the Senior Credit Facility with up to $5.0 million being available for reinvestment. Net proceeds are estimated to be approximately $20.0 million, with an estimated closing date in October or November of 2006.

2.     For the purposes of satisfying negative covenants under the Senior Credit Facility, (a) the amount of start-up costs to be added back to the Company’s net income would be increased from $5.0 million to $7.5 million for the year 2006, and (b) the amount of payments to employees under change in control contracts to be added back to the Company’s net income would be set at $10.0 million through the Company’s 2007 fiscal year.

3.     The ability to utilize purchasing cards, and treat up to $5.0 million of such purchasing card obligations as pari passu secured obligations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2006 relate to the thirteen weeks ended July 30, 2006 of the Successor.  All references to the second quarter of 2005 relate to the thirteen week period ended July 31, 2005 of the Predecessor. All references to the year-to-date fiscal year 2006 period relate to the combined 145 day period ended July 30, 2006 of the Successor and the 37 day period ended March 7, 2006 of the Predecessor. All references to 2006 relate to the combined 53 week period ended February 4, 2007 and all references to 2005 relate to the 52 weeks ended January 29, 2006.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway Holdings, Inc., with and into Dave & Buster’s with Dave & Buster’s as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82% and 18%, respectively, of the outstanding capital stock of WS Midway Holdings, Inc. Although we continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders equity and cash flows present our results of operations and cash flows for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

At the effective time of the Merger discussed above, the following events occurred:

1.             All outstanding shares of Dave & Buster’s common stock (including those issued upon the conversion of our convertible subordinated notes), other than shares held by WS Midway Holdings, Inc. or held by stockholders who perfected their appraisal rights under Missouri law, were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

2.             All outstanding options or warrants to acquire our common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

3.             To the extent not converted into shares of our common stock, we redeemed for cash our convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

The Merger resulted in a change of ownership of 100 percent of the Company’s outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”. The purchase price paid in the Merger has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price have been recorded as of March 8, 2006 based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies and other matters that may impact the determination of fair value as of the acquisition date.

The purchase price was approximately $389,412, of which approximately $337,679 has been paid as of July 30, 2006. The sources and uses of funds in connection with the Merger are summarized below:

Sources
Revolving credit facility	$4,376
Senior secured credit facility	50,000
Senior notes	175,000
Other liabilities—dissenting shareholders	51,733
Equity contribution	108,100
Cash on hand	203
Total sources	$389,412

Uses
Consideration paid to stockholders	$213,102
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Consideration payable to dissenting shareholders	51,733
Payment of existing debt	51,137
Transaction costs	19,771
Total uses	$389,412

Holders of up to approximately 2.6 million shares notified us of their intent to exercise dissenters’ rights and initiate proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares. On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provides, among other things, for the permanent and irrevocable settlement of all claims among the parties. On August 15, 2006, the Company paid approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement. Payments of the settlement were funded from borrowings under our senior secured credit facility and available cash.

Acquisitions and disposals

On August 28, 2005, a subsidiary of ours closed the acquired Jillian’s complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to this complex and our unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded total pre-tax charges of approximately $2,500 in the second quarter of 2005 for additional depreciation, amortization and impairment of the assets that were abandoned and whose carrying value was not recoverable as of July 31, 2005. This charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

We have converted six of our former Jillian’s locations to our “Dave & Buster’s Grand Sports Café” brand.  We believe this conversion will enhance our efforts to improve the operating economics of our brand throughout the system.   We began converting the stores in September 2005, and have converted five of the stores in fiscal 2005. We converted one additional store in the first quarter of 2006. We will continue to evaluate the performance of the converted stores in order to determine if conversion of the remaining units is appropriate.

In October 2005, we acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia. The limited partner currently earns a preferred return on its remaining invested capital. We currently have a 50.1 percent interest in the income or losses of the partnership. After deducting the preferred return to the limited partner, our interest in the income or losses of the partnership is not expected to be significant to our results of operations until the limited partner receives a full return of its invested capital and preferred return. We also manage the complex under a management agreement for which we receive a fee of 4.0 percent of operating revenues annually. We account for our general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

Revenues.  We derive revenues primarily from food and beverage and amusement sales. For the thirteen weeks ended

July 30, 2006, we derived 36.9 percent of our total revenue from food sales, 17.8 percent from beverage sales, 43.3 percent from amusement sales and 2.0 percent from other sources. For the twenty-six weeks ended July 30, 2006, we derived 36.2 percent of our total revenue from food sales, 18.4 percent from beverage sales, 43.5 percent from amusement sales and 1.9 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, our menu price structure and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means that we have full beverage service throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in our Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball, and the prizes in our Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to our guests. We currently anticipate spending approximately $8,100 on new games during the full fiscal year of 2006.  We believe that special events business is a very important component of our revenue, because a significant percentage of the guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, we place considerable emphasis on this area through our in-store sales teams.

Cost of products.  Cost of products includes the cost of food, beverages and Winner’s Circle amusement items. During the thirteen weeks ended July 30, 2006, our cost of food products averaged 25.9 percent of food revenue and our cost of beverage products averaged 25.8 percent of beverage revenue. During the twenty-six weeks ended July 30, 2006, our cost of food products averaged 26.0 percent of food revenue and our cost of beverage products averaged 25.6 percent of beverage revenue. Our amusement cost of products averaged 13.1 percent and 12.6 percent of amusement revenues for the thirteen week and twenty-six week periods ended July 30, 2006, respectively. Our cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits.  Operating payroll and benefits consist of wages, employer taxes and benefits for our store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses.  Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows.  Our primary source of cash flow is from operating activities and availability under our revolving credit facility.

Quarterly fluctuations, seasonality and inflation.  As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of our business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. We also expect that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. The effects of any supplier price increases are expected to be partially offset by selected menu price increases where competitively appropriate. However, there is no assurance that the cost of our product will remain stable or that the federal or state minimum wage rate will not increase. We expect that our historically higher revenues during the fourth quarter due to the winter holiday season will continue to make our financial results susceptible to the impact of severe weather on customer traffic and sales during that period.

Results of operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen weeks ended July 30, 2006		Thirteen weeks ended July 31, 2005
	(Successor)		(Predecessor)
Food and beverage revenues	$67,374	54.7%	$60,378	54.5%
Amusement and other revenues	55,777	45.3%	50,451	45.5%
Total revenues	123,151	100.0%	110,829	100.0%
Cost of food and beverage (as a percentage of food and beverage revenues)	17,408	25.8%	15,680	26.0%
Cost of amusement and other (as a percentage of amusement and other revenues)	8,019	14.4%	6,970	13.8%
Total cost of products	25,427	20.6%	22,650	20.4%
Operating payroll and benefits	35,608	28.9%	32,300	29.1%
Other store operating expenses	40,360	32.8%	35,870	32.4%
General and administrative expenses	8,959	7.3%	7,204	6.5%
Depreciation and amortization expense	11,455	9.3%	12,317	11.1%
Startup costs	821	0.7%	804	0.8%
Total operating costs	122,630	99.6%	111,145	100.3%
Operating income	521	0.4%	(316)	(0.3)%
Interest expense, net	6,525	5.3%	1,661	1.5%
Income (loss)) before provisions for income taxes	(6,004)	(4.9)%	(1,977)	(1.8)%
Provision (benefit) for income taxes	(2,129)	(1.7)%	(721)	(0.7)%
Net income (loss)	$(3,875)	(3.2)%	$(1,256)	(1.1)%

EBITDA(1)	$11,976		$12,001
Change in comparable store sales(2)		5.6%		0.2%
Stores open at end of period(3)		47		44
Comparable stores open at end of period		33		33

	145 Day period from March 8, 2006 to July 30, 2006		37 Day period from January 30, 2006 to March 7, 2006		Twenty-six weeks ended July 30, 2006		Twenty-six weeks ended July 31, 2005
	(Successor)		(Predecessor)		(Combined)		(Predecessor)
Food and beverage revenues	$108,876	54.6%	$27,562	54.7%	$136,438	54.6%	$121,769	53.7%
Amusement and other revenues	90,709	45.4%	22,847	45.3%	113,556	45.4%	104,795	46.3%
Total revenues	199,585	100.0%	50,409	100.0%	249,994	100.0%	226,564	100.0%
Cost of food and beverage (as a percentage of food and beverage revenues)	28,163	25.9%	7,111	25.8%	35,274	25.9%	31,708	26.0%
Cost of amusement and other (as a percentage of amusement and other revenues)	12,678	14.0%	3,183	13.9%	15,861	14.0%	13,447	12.8%
Total cost of products	40,841	20.5%	10,294	20.4%	51,135	20.5%	45,155	19.9%
Operating payroll and benefits	57,742	28.9%	14,365	28.5%	72,107	28.8%	65,075	28.7%
Other store operating expenses	63,827	32.0%	15,505	30.8%	79,332	31.7%	69,857	30.9%
General and administrative expenses	14,231	7.1%	3,480	6.9%	17,711	7.1%	14,893	6.6%
Depreciation and amortization expense	18,196	9.1%	4,328	8.6%	22,524	9.0%	22,058	9.7%
Startup costs	2,227	1.1%	880	1.7%	3,107	1.2%	885	0.4%
Total operating costs	197,064	98.7%	48,852	96.9%	245,916	98.3%	217,923	96.2%
Operating income	2,521	1.3%	1,557	3.1%	4,078	1.7%	8,641	3.8%
Interest expense, net	11,769	5.9%	649	1.3%	12,418	5.0%	3,434	1.5%
Income (loss)) before provisions for income taxes	(9,248)	(4.6)%	908	1.8%	(8,340)	(3.3)%	5,207	2.3%
Provision (benefit) for income taxes	(3,345)	(1.6)%	422	0.8%	(2,923)	(1.1)%	1,901	0.8%
Net income (loss)	$(5,903)	(3.0)%	$486	1.0%	$(5,417)	(2.2)%	$3,306	1.5%
Cash provided by (used in):
Operating activities	$8,550		$10,741		$19,291		$24,948
Investing activities	(289,284)		(10,600)		(299,884)		(22,445)
Financing activities	273,575		89		273,664		(3,341)

EBITDA(1)	$20,717		$5,885		$26,602		$30,699
Change in comparable store sales(2)						5.8%		(0.8)%
Stores open at end of period(3)		47		46		47		44
Comparable stores open at end of period		33		33		33		33
Effective tax rate						35.0%		36.5%

(1)           “EBITDA” is calculated as net income, plus interest and taxes, plus depreciation and amortization expense. EBITDA is presented because certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debts. However, EBITDA, is not a measure prepared in accordance with GAAP. Accordingly, this measure should not be considered in isolation from, as an alternative to or as more meaningful than net income, cash flows or other income data (as calculated in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly-titled measures reported by other companies. Our calculation of EBITDA, for the periods presented is set forth below:

	Thirteen weeks ended July 30, 2006	Thirteen weeks ended July 31, 2005	145 Day period from March 8, 2006 to July 30, 2006	37 Day period from January 30, 2006 to March 7, 2006	Twenty-six weeks ended July 30, 2006	Twenty-six weeks ended July 31, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Net income (loss)	$(3,875)	$(1,256)	$(5,903)	$486	$(5,417)	$3,306
Interest expense, net	6,525	1,661	11,769	649	12,418	3,434
Provision (benefit) for income taxes	(2,129)	(721)	(3,345)	422	(2,923)	1,901
Depreciation and amortization expense	11,455	12,317	18,196	4,328	22,524	22,058
EBITDA	$11,976	12,001	$20,717	$5,885	$26,602	$30,699

(2)           “Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of our fiscal years) is a key performance indicator used within our industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(3)           The number of stores open at July 30, 2006 includes the opening of a complex in New York Times Square on April 5, 2006, the openings of complexes in Omaha, Buffalo and Kansas City in the second, third and fourth quarters of 2005, respectively.

Thirteen Weeks Ended July 30, 2006 Compared to Thirteen Weeks Ended July 31, 2005

Revenues

Total revenues increased 11.1 percent, or $12,322, for second quarter 2006 compared to second quarter 2005.  Comparable stores revenue increased 5.6 percent, or $5,038 for second quarter 2006 compared to second quarter 2005.

The increased revenues were derived from the following sources:

Comparable stores	$5,038
Non comparable stores:
Stores opened or acquired prior to fiscal 2005	1,043
Stores opened in fiscal 2005	4,991
Stores opened in fiscal 2006	3,236
Closed stores and other	(1,986)
Total	$12,322

Revenues at our comparable stores increased 5.6 percent for second quarter 2006 over the same period for 2005. Food sales at our comparable stores increased by 5.2 percent over sales levels achieved in the same period of 2005. This increase in food sales was accomplished in part by the continued success of our “Power Combo” promotion. Our revenues were bolstered by seven weeks of advertising on cable television in all of our markets and spot radio support in selected markets. Our marketing efforts in the second quarter of 2006 represented a 22.0 percent increase in our marketing exposure compared to the second quarter of 2005. Beverage sales at our comparable stores increased by 6.7 percent over second quarter 2005 as we experienced continued positive results of our “Late Night Happy Hour” and other promotional activity around the beverage component of our business. Comparable store amusements revenue in the second quarter of 2006 increased by 4.8 percent versus the same period of 2005.

Comparable special events revenues accounted for 14.5 percent of consolidated revenue for the second quarter of 2006, up from 13.5 percent in the comparable 2005 period.

Our revenue mix was 54.7 percent for food and beverage and 45.3 percent for amusements and other. This compares to 54.5 percent and 45.5 percent, respectively, for the comparable period in 2005. The shift in our revenue mix was influenced by the success of two promotional efforts launched in the middle of the second quarter of 2005, our “Power Combo” promotion and our “Super Charge” promotion. The “Power Combo” promotion provides our guests with a value offering that includes selected entrees and a game card at a fixed price. Our “Super Charge” promotion allows guests to increase purchased game play on certain Power Cards by twenty-five percent for a discounted amount.

Cost of products

Cost of food and beverage products declined 20 basis points to 25.8 percent of revenue for the second quarter of 2006 compared to 26.0 percent for the second quarter of 2005.  Slight increases in the cost of meat and produce were offset by reduced dairy and beverage costs compared to the same period in fiscal 2005.

The costs of amusements, as a percentage of amusements revenue, increased 30 basis points to 13.1 percent of amusement and other revenue for the second quarter of 2006 compared to 12.8 percent for the second quarter of 2005.

Operating payroll and benefits

Operating payroll and benefits decreased 20 basis points to 28.9 percent of revenue for the second quarter of 2006, compared to 29.1 percent for the second quarter of 2005. This decrease was primarily driven by lower labor costs at our comparable stores which was partially offset by increased labor requirements related to new store openings and other non-comparable store operations.

Other store operating expenses

Other store operating expenses increased 40 basis points to 32.8 percent for the second quarter of 2006, compared to 32.4 percent for the same period of 2005. This increase was primarily driven by increase in repair and maintenance costs and increased utility expenses, offset by decreases in other store expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of corporate headquarters. General and administrative expenses increased 80 basis points for the second quarter of 2006 compared to the second quarter of 2005. Reductions in costs incurred for legal and audit services were offset by expenses associated with the Merger transaction and provision for estimated incentive compensation programs.

Depreciation and amortization expense

Depreciation and amortization expense decreased $862.  On August 28, 2005, a subsidiary of the Company closed the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota.  As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005.  The charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. The increase in startup costs is primarily attributable to higher opening expense levels associated with our Times Square location compared to costs incurred in opening our Omaha location in the second quarter of 2005.

Interest expense

The increase in interest expense is attributed to borrowings of $53,078 under our new senior secured credit facility and the private placement of $175,000 aggregate principal amount of senior notes that were issued in connection with the Merger.

Provision for income taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Twenty-six Weeks Ended July 30, 2006 Compared to Twenty-six Weeks Ended July 31, 2005

Revenues

Total revenues increased 10.3 percent, or $23,430, for the twenty-six week period ended July 30, 2006 compared to the twenty-six week period ended July 31, 2006. Comparable stores revenue increased 5.8 percent, or $10,532 for the twenty-six week period ended July 30, 2006 compared to the twenty-six week period ended July 31, 2006.

The increased revenues were derived from the following sources:

Comparable stores	$10,532
Non comparable stores:
Stores opened or acquired prior to fiscal 2005	1,197
Stores opened in fiscal 2005	11,927
Stores opened in fiscal 2006	4,175
Closed stores and other	(4,401)
Total	$23,430

Revenues at our comparable stores increased 5.8 percent for the twenty-six week period of 2006 over the same period for 2005. Food sales at our comparable stores increased by 8.0 percent over sales levels achieved in the same period of 2005. This increase in food sales was accomplished in part by the continued success of our “Power Combo” promotion. Our revenues were supported by thirteen weeks of advertising on cable television in all of our markets and supplemental spot radio advertising in selected markets. Our marketing efforts in the first six months of 2006 represent a 58.0 percent increase in our marketing exposure compared to the similar period in fiscal 2005. Beverage sales at our comparable stores increased by 6.8 percent over the twenty-six week period of 2005 as we experienced continued positive results of our “Late Night Happy Hour” and other promotional activity around the beverage component of our business. Comparable store amusements revenue in the twenty-six week period of 2006 increased by 3.4 percent versus the same period of 2005.

Comparable special events revenues accounted for 13.7 percent of consolidated revenue for the twenty-six weeks  of 2006, up from 13.5  percent in the comparable 2005 period.

Our revenue mix was 54.6 percent for food and beverage and 45.4 percent for amusements and other. This compares to 53.7 percent and 46.3 percent, respectively, for the comparable period in 2005. The shift in our revenue mix was influenced by the success of two promotional efforts launched in the second quarter of 2005, our “Power Combo” promotion and our “Super Charge” promotion. The “Power Combo” promotion provides our guests with a value offering that includes selected entrees and a game card at a fixed price. Our “Super Charge” promotion allows guests to increase purchased game play on certain Power Cards by twenty-five percent for a discounted amount.

Cost of products

Cost of food and beverage products declined 10 basis points to 25.9 percent of revenue for the twenty-six weeks of 2006 compared to 26.0 percent for the twenty-six weeks of 2005.

The costs of amusements, as a percentage of amusements revenue, increased 80 basis points to 12.6 percent of amusement and other revenue for the twenty-six weeks of 2006 compared to 11.8 percent for the twenty-six weeks of 2005.  This increase is a result of the revenue mix changes described above.

Operating payroll and benefits

Operating payroll and benefits increased 10 basis points to 28.8 percent of revenue for the twenty-six weeks of 2006,

compared to 28.7 percent for the twenty-six weeks of 2005.

Other store operating expenses

Other store operating expenses increased 80 basis points to 31.7 percent for twenty-six weeks of 2006, compared to 30.9 percent for the same period of 2005. This increase was primarily driven by increase in marketing costs due to the thirteen weeks of advertising on cable television venues in all of our markets, offset by decrease in other store expenses and occupancy costs as a percentage of revenues.  No similar marketing efforts were deployed in the first half of 2005.  We anticipate spending approximately $19,000 in our marketing efforts for fiscal year 2006 compared to approximately $16,000 in fiscal year 2005.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of corporate headquarters. General and administrative expenses increased 50 basis points for the twenty-six weeks of 2006 compared to the twenty-six weeks of 2005. Reductions in costs incurred for legal and audit services were offset by expenses associated with the Merger transactions and provision for estimated incentive compensation programs.

Depreciation and amortization expense

Depreciation and amortization expense increased $466 primarily due to new store openings and the conversion of several of our Jillian’s locations to the Dave & Buster’s Grand Sports Café brand in 2005 and 2006.  This increase was offset by a $2,500 charge in the second quarter of 2005 related to the closing of the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota.  The $2,500 charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. The increase in startup costs is primarily attributed to the opening of our Times Square location in the first quarter of 2006 compared to the opening of our Omaha location in the second quarter of 2005.  Startup costs were also impacted in the first quarter of 2006 due to the conversion of one of our Jillian’s locations to the Dave & Buster’s Grand Sports Café brand.  We began converting the Jillian’s stores in September 2005 and converted five of the stores in the third and fourth quarters of 2005.

Interest expense

The increase in interest expense is attributed to borrowings of $53,078 under our new senior secured credit facility and the private placement of $175,000 aggregate principal amount of senior notes that were obtained in connection with the Merger.

Provision for income taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and capital resources

Total cash requirements of the Merger of approximately $337,679 were used to (i) purchase our common stock, outstanding options and warrants, and shares issued upon the conversion of our convertible subordinated notes; (ii) redeem our convertible subordinated notes if not previously converted; (iii) repay in full all funds borrowed under our existing credit facility, and terminate such facility; and (iv) to pay certain fees, costs and expenses related to the Merger. These financing requirements were financed through a cash equity contribution of $108,100 by affiliates of Wellspring and HBK, proceeds from a new $160,000 senior secured credit facility and proceeds from the issuance of $175,000 Restricted Notes.

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (the “Senior Credit Facility”) that provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, March 8, 2006, and $50,000 was available on a delayed-draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of July 30, 2006, borrowings under the revolving credit facility were $3,203, we drew approximately $49,875 under the term loan facility and had $7,002 in letters of credit outstanding.

Our Senior Credit Facility is secured by all of our assets. Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate 8.25 percent at July 30, 2006 or, at our option, the applicable Eurodollar rate 5.49 percent at July 30, 2006, plus a margin, in either case, based upon financial performance, as prescribed in the new credit facility.

Interest rates on borrowings under our Senior Credit Facility vary based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, we are required to pay a commitment fee in respect to any unused commitments under the revolving credit facilities or the term loan facility. Our Senior Credit Facility requires scheduled quarterly payments of principal on the term loans at the end of each of our fiscal quarters beginning June 2006 in aggregate annual amounts equal to 1 percent of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters. Our indebtedness increased $147,903 as of January 29, 2006 to $228,078 as of July 30, 2006 and, as a result, our annual interest expense increased materially.

The Senior Credit Facility and the indenture governing our Senior Notes contain restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets. In addition, under the Senior Credit Facility, we are required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The indenture under which our Senior Notes are to be issued also contain customary covenants and events of defaults.

We believe that cash flow from operations, together with borrowings under the Senior Credit Facility, will be sufficient to cover our working capital, capital expenditures and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic conditions, competitive environment and other factors as described under “Forward-Looking Statements” in this Form 10-Q.

Historical cash flows

Twenty-six Weeks Ended July 30, 2006 Compared to Twenty-six Weeks Ended July 31, 2005

As of July 30, 2006, we had cash and cash equivalents of $653 and available borrowing capacity of $57,970 under our Senior Credit Facility.

Cash flow from operations was $19,291 for the twenty-six weeks of 2006 compared to $24,948 for the twenty-six weeks of 2005.

Cash used in investing activities was $299,884 for the twenty-six weeks of 2006 compared to $22,445 for the twenty-six weeks of 2005. The investing activities for the twenty-six weeks of 2006 consisted of cash paid in connection with the Merger of $213,102 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $7,940 in transaction costs and $25,342 of capital expenditures. The capital expenditures included approximately $15,300 primarily related to new store development and construction costs for our Times Square location, which opened on April 5, 2006, conversion costs for one of our Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand and over $2,300 in games. The investing activities for the twenty-six weeks of 2005 included over $6,200 in games, approximately $5,700 for new store development and construction (primarily construction costs for the July 2005 store opening in Omaha, Nebraska and future openings in Buffalo, New York and Kansas City, Kansas) and normal capital expenditures at existing stores.

We plan on financing our future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $43,800 (excluding tenant improvement allowances) in capital expenditures during fiscal year 2006. Our 2006 expenditures will include approximately $19,800 for new store construction, and $24,000 in maintenance capital and new games. On April 5, 2006, we opened one new complex in Times Square and anticipate opening an additional complex in 2006 near Minneapolis, Minnesota.

Cash provided from financing activities was $273,664 for the twenty-six weeks of 2006 compared to cash used from financing activities of $3,341 in the twenty-six weeks of 2005. Proceeds from debt incurred in connection with the Merger aggregated $228,078 and cash equity contributions received in connection with the Merger aggregated $108,100. These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

Holders of approximately 2.6 million shares notified us of their intent to exercise dissenters’ rights and initiate proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares. On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provided, among other things, for the permanent and irrevocable settlement of all claims between the parties associated with the Merger or the dissenting action. On August 15, 2006, the Company paid approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement have been funded from borrowings under the Senior Credit Facility.

On August 17, 2006, our Senior Credit Facility was amended to modify the definition of “Consolidated EBITDA.”  The modifications provide for increases in the dollar amount of both startup costs and expenses associated with change in control contracts that are excluded from the Consolidated EBITDA calculation for purposes of determining credit availability.  The amendment changes the calculation of credit availability through fiscal 2007.   Additionally the amendment allows the Company to execute a sale-leaseback of specified properties and to implement a purchasing card program.  If the amendment had been effective on July 30, 2006 our available credit would have increased by $9,428 to $67,398.

Contractual obligations and commercial commitments

The following tables set forth our contractual obligations and commercial commitments as of July 30, 2006 (excluding interest):

Payment due by period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
			(In thousands)
Senior Credit Facility(1)(3)	$53,078	$500	$1,000	$1,000	$50,578
Senior notes	175,000	—	—	—	175,000
Operating leases under sale/leaseback transactions	53,670	3,181	6,489	6,661	37,339
Other operating leases(2)	502,446	37,501	73,881	73,898	317,166
Payable to dissenting shareholders(3)	51,733	51,733	—	—	—
Other	10	6	4
Total	$835,937	$92,921	$81,374	$81,559	$580,083

(1)           Our Senior Credit Facility includes a $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a Canadian $5,000 revolving sub-facility. As of July 30, 2006, borrowings under the revolving credit facility were $3,203, we drew approximately $49,875 under the term loan facility and had $7,002 in letters of credit outstanding.

(2)           During the fourth quarter of 2005, our board of directors approved an operating lease agreement for a future site located near Minneapolis, Minnesota, which we anticipate opening in fiscal 2006. Future obligations related to this agreement are included in the table above. We have an operating lease agreement for a future site located near Tempe, Arizona. Our commitments under the Tempe, Arizona agreement are contingent upon, among other things, the landlord’s delivery to us of access to the premises for construction. Further obligations related to this agreement are not included in the table above.

(3)           On July 10, 2006 the Company reached an agreement with all shareholders who had exercised their dissenter rights under the General Business Corporation Law of Missouri. The agreement provided for the permanent and irrevocable settlement of all claims between the parties. The settlement agreement required the Company to pay approximately $51,733 to the shareholders on August 15, 2006. Payments of the settlements were funded from borrowings under the Senior Credit Facility.

Accounting policies

We believe that the following critical accounting policies, among others, represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Purchase Accounting—We have accounted for the Merger in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Merger. The Merger and the allocation of the purchase price have been recorded as of March 8, 2006. In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions that we believe are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of July 30, 2006, we have recorded preliminary purchase accounting adjustments to the carrying value of our property and equipment, to establish intangible assets for our tradenames and trademarks and to revalue our rent liability, among other matters. This allocation of the purchase price is preliminary and subject to finalization of independent analysis. The allocation of the purchase price is subject to change based on completion of such studies, resolution of matters related to dissenting shareholders and the resolution of certain personnel matters. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact our cash flows including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available.

Property and equipment—Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs and rent (through October 30, 2005) incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. As disclosed under “Recent Accounting Pronouncements” below, beginning October 31, 2005, we no longer capitalize such rental costs. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to our operating results. Our actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes—We use the liability method for recording income taxes which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

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

Accounting for amusements operations—Deposits on Power Cards used by guests to activate most of our midway games are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to our financial position or results of operations. Certain of our midway games allow guests to earn coupons which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, we have established a liability for the estimated amount of earned coupons which will be redeemed in future periods.

Accounting for smallware supplies—Prior to the Merger, smallware supplies inventories, consisting of china, glassware and kitchen utensils were capitalized at the store opening date, or when the smallwares inventory is increased due to changes in our menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Through the purchase price allocation, smallwares inventory was reclassified to property and equipment.  Smallwares are now recorded as fixed assets and amortized over the estimated useful life of 7 years.

Recent accounting pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP addresses accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The Board concluded that such rental costs incurred during a construction period should be recognized as rental expense. The FSP requires a lessee to cease capitalizing rental costs as of the first reporting period beginning after December 15, 2005. Early adoption was permitted. Accordingly, effective October 31, 2005, we no longer capitalize rent incurred during the construction period. The impact of this new standard on our future financial statements will be dependent on the number of complexes opened each period and the terms of the related lease agreements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. We adopted SFAS No. 123R as of the beginning of our first quarter of 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein. We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006. The impact of SFAS 123R on our results of operations for the period after the Merger cannot be predicted at this time, because no additional options have been issued.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk associated with our foreign operations. We have market risk relating to changes in the general level of interest rates. Our earnings are affected by changes in interest rates due to the impact of those changes on our interest expense from variable rate debt. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of our variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31%. Our agreements to fix a portion of our variable rate debt mitigate our interest rate risk.

Our market risk associated with our foreign operations is considered by management to be immaterial due to the limited size of our investment in the Toronto operations compared to our total portfolio of operating restaurant/entertainment complexes. The result of an immediate 10 percent devaluation of the U.S. dollar in 2006 from January 29, 2006 levels relative to our foreign currency translation would result in a decrease in the U.S. dollar-equivalent of foreign currency denominated net income and would be insignificant.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, James W. Corley, and our Chief Financial Officer, Stephen M. King. have reviewed and evaluated the disclosure controls and procedures that we have in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of July 30, 2006. Based upon their review, these executive officers have concluded that we have an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of July 30, 2006, Mr. Corley and Mr. King also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended July 30, 2006.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15 (f) of the Exchange Act).  Based on such evaluation, such officers have determined that there were no changes in our internal control over financial reporting or other factors that could significantly affect the internal controls during the quarterly period ended July 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this prospectus. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.  An expanded discussion of some of these risk factors follows.

RISK FACTORS

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

We are significantly leveraged and our total indebtedness was approximately $279.8 million as of July 30, 2006. The following chart shows our indebtedness and certain other information as of July 30, 2006:

As of July 30, 2006
(In thousands)
Senior secured credit facility
Revolving credit facility	$3,203
Term loan	49,875
Restricted Notes	175,000
228,078
Payable to dissenting shareholders(1)	51,733
Total debt	$279,811
Stockholder’s equity	$102,264

(1)                                  The payable to dissenting shareholders was paid from proceeds from a delayed drawdown on our term loan, proceeds from our revolving credit facility and available cash on August 15, 2006.

Our substantial indebtedness could have important consequences, including the following:

•                  our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes may be limited;

•                  a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•                  the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations;

•                  certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  our ability to adjust to changing market conditions may be limited and we may be placed at a competitive disadvantage compared to our less-leveraged competitors; and

•                  we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry on capital spending that is important to our growth.

Subject to restrictions in the indenture governing the senior notes and in our senior credit facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, we have the ability to borrow additional funds under our revolving credit facility.

Our results of operations are dependent upon discretionary spending by consumers.

Our results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our complexes are located. A significant weakening in any of the local economies in which we operate may cause our guests to curtail discretionary spending, which in turn could have a material adverse effect on our profitability. The ongoing conflict in Iraq, potential for future terrorist attacks, the national and international responses thereto and other acts of war or hostility may create economic and political uncertainties that could have a material adverse effect on our business, results of operations and financial condition in ways we currently cannot predict. Furthermore, increases in gasoline and other energy costs could lead to a decline in discretionary spending and have a material adverse effect on our profitability.

We operate a limited number of complexes, and new complexes require significant investment.

We currently operate 47 complexes. The combination of the relatively limited number of locations and the significant investment associated with each new complex may cause our operating results to fluctuate significantly. Due to this relatively limited number of locations, poor results of operations at any single complex could materially affect our profitability. Historically, new complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new complexes, the investment risk related to any single complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment market.

The out-of-home entertainment market is highly competitive. There are a great number of businesses that compete directly and indirectly with us. Many of these entities are larger and have significantly greater financial resources and a greater number of units than we have. Although we believe most of our competition comes from localized single attraction facilities that offer a limited entertainment package, we may encounter increased competition in the future, which may have an adverse effect on our profitability. In addition, the legalization of casino gambling in geographic areas near any current or future complex would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. In addition, we may also face increased competition from home-based forms of entertainment such as internet gaming and home movie delivery.

Our operations are subject to many government laws, regulations and other requirements and if we fail to comply with them our business and financial condition could be adversely affected.

Various federal, state and local laws and permitting and license requirements affect our business, including those enforced by alcoholic beverage control, regulations and other amusement, environmental, health and safety and fire agencies in the state, county or municipality in which each complex is located. For example, each complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county or municipal authorities as well. The failure to receive or retain a liquor license, or any other required permit or license, at a particular location, or to continue to qualify for or renew our licenses, could materially adversely affect our operations and our ability to obtain such a license or permit at other locations. The failure to comply with other applicable federal, state or local laws, such as federal and state wage and hour, minimum wage and overtime pay laws, may also materially adversely affect our business and financial condition.

We may face difficulties in attracting and retaining qualified employees.

The operation of our business requires qualified executives, managers and skilled employees. From time to time there may be a shortage of skilled labor in certain of the communities in which we are located. While we believe that we will continue to be able to attract, train and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees. In addition, our future success will continue to depend largely on the efforts and abilities of our senior management. Our ability to attract and retain qualified employees or the loss of the services of members of our senior management for any reason could materially adversely affect our business, results of operations and financial condition.

Our growth depends upon our ability to open new complexes.

Our ability to expand depends upon our access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these complexes. In particular, the capital resources required to develop each new complex are significant. There is no assurance that we will be able to expand or that new complexes, if developed, will perform in a manner consistent with our most recently opened complexes or make a positive contribution to our operating performance.

Local conditions, events and natural disasters could adversely affect our business.

Certain of the regions in which our complexes are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our complexes, which could adversely affect our business, financial condition and operations. We currently maintain property and business interruption insurance through our aggregate property policy for each of our complexes. However, there is no assurance that our coverage will be sufficient if there is a major disaster. In addition, upon the expiration of our current policies, there is no assurance that adequate coverage will be available at economically justifiable rates, if at all.

Our operations are susceptible to changes in product costs, which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Various factors beyond our control, including adverse weather conditions, governmental regulations, production, availability and seasonality may affect our food costs or cause a disruption in our supply. The availability of new amusement offerings, the cost and availability of redemption items that appeal to our guests and the market demand for new games can adversely impact our cost to acquire and operate new amusements. We cannot predict whether we will be able to anticipate and react to changing food, beverage and amusements costs by adjusting our purchasing practices, menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Complaints or litigation may adversely affect our business.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our complexes. We are also subject to a variety of other claims in the ordinary course of business, including personal injury claims, contract claims and employment-related claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes and are currently the subject of certain lawsuits that allege violations of these statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because such a plaintiff seeks punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage could have a material adverse effect on our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially affect us and our complexes.

We may not be able to renew real property leases on current favorable terms.

Of the 47 complexes that we currently operate in the United States and Canada, 43 are operated on premises under existing leases and four are owned properties. Certain of our leases are long-term leases at rents we believe to be below current market rates. Other such leases have rents fixed at a percentage of the revenue generated by the complexes on the leased premises. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the complexes at the leased locations is not justified by the return on the required investment. If we are not able to renew our leases at rents that allow such complexes to remain profitable as their terms expire, the number of our complexes may decrease, resulting in lower revenue from our operations, which may impact our ability to meet our financial goals.

Our success depends in part on our ability to protect our intellectual property rights, but our intellectual property may be misappropriated or we may be subject to infringement claims by third parties.

We currently rely on a combination of registered and unregistered trademark, copyright, patent rights and domain names to protect certain aspects of our business. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed to us when entering into business relationships, there can be no assurance that any of our applications for protection of our intellectual property rights will be approved or that third parties will not take actions that could have a material adverse effect on our rights or the value of our intellectual property, similar proprietary rights or reputation. Furthermore, we can give no assurance that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees or that we would prevail in any litigation or be successful in preventing any such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations, regardless of its outcome. Infringement claims against us could also result in costly and burdensome litigation, require us to enter into royalty or other licensing agreements, require us to pay damages, harm our reputation, require us to redesign or rename our complexes and products or prevent us from doing business using certain trade names. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability against third parties, our products may infringe on the intellectual property rights of third parties, and our intellectual property rights may not have the value we believe them to have.

Increases in labor costs could harm our business.

From time to time, the U.S. Congress and the states consider increases in the applicable minimum wage. The out-of-home entertainment industry is intensely competitive, and we may not be able to transfer any resulting increase in operating costs to our guests in the form of price increases, or to otherwise adjust to these increases, which could have a material adverse effect on the results of our operations.

Increases in energy costs could harm our business.

Our success depends in part on our ability to absorb increases in utility costs. Most of our complexes have experienced increases in utility prices. If these increases should continue, and if we are unable to transfer these costs increases to our guests in the form of price increases, they will have an adverse effect on our profitability.

Our financial results are subject to quarterly fluctuations and the seasonality of our business.

Our operating results may fluctuate significantly from period to period, and the results for one period may not be indicative of results for other periods. Our operating results may also fluctuate significantly because of several factors, including the frequency and popularity of sporting events and year-end holidays (including which day of the week the events occur), new complex openings and related expenses and weather conditions.

We expect seasonality will continue to be a factor in our results of operations. Historically, our revenues have been substantially higher in the fourth quarter driven in part by the increased number of holiday parties held during that time of year. Our revenues and profitability have been lower during the third quarter with the first and second quarter being somewhat similar in results, and we expect similar results to continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Overview—Quarterly fluctuations, seasonality and inflation.”

The timing of new complex openings may also result in significant fluctuations in our quarterly performance. We typically incur most preopening costs for a new complex within the two months immediately preceding, and the month of, the complex’s opening. In addition, the labor and operating costs for a newly opened complex during the first three to six months of operation, including preopening costs, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of its revenues. Our growth, operating results and profitability will depend to a large degree on our ability to increase the number of our complexes.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 4 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 6. EXHIBITS

(a)                      Exhibits

12                                    Dave & Buster’s Inc. Computation of Ratio of Earnings to Fixed Charges.

31(a)                      Certification of James W. Corley, Chief Executive Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

31(b)                     Certification of Stephen M. King, Chief Financial Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

32(a)                      Certification of James W. Corley, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)                     Certification of Stephen M. King, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTERS, INC.
a Missouri corporation

Date:	September 08, 2006	By:	/s/ James W. Corley
James W. Corley,
Chief Executive Officer

Date:	September 08, 2006	By:	/s/ Stephen M. King
Stephen M. King,
Senior Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of James W. Corley, Chief Executive Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

31(b)	Certification of Stephen M. King, Chief Financial Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

32(a)	Certification of James W. Corley, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Stephen M. King, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.