Form 10-Q
period 2006-10-29
DAVE & BUSTERS INC
filed 2006-12-11
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-15007

Dave & Buster’s, Inc.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI	43-1532756
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2481 Mañana Drive

Dallas, Texas 75220

(Address of principal executive offices)

(Zip Code)

(214) 357-9588

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of October 29, 2006 was 100 shares.

Dave & Buster’s, Inc.
Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.        CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

	October 29, 2006 (Successor)	January 29, 2006 (Predecessor)
	(unaudited)	(audited)
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,037	$7,582
Inventories	13,130	12,469
Prepaid expenses	5,952	2,985
Deferred income taxes	1,417	—
Other current assets	5,995	4,194
Total current assets	27,531	27,230
Property and equipment, net	318,677	351,883
Tradename	63,000	7,482
Goodwill	71,104	—
Assets held for sale (Note 7)	28,460	22,733
Other assets and deferred charges	23,172	13,734
Total assets	$531,944	$423,062
Liabilities and stockholders’ equity
Current liabilities:
Current installments of long-term debt (Note 3)	$1,000	$9,625
Accounts payable	14,947	25,069
Accrued liabilities	39,690	21,294
Income taxes payable	—	2,669
Deferred income taxes	—	5,779
Total current liabilities	55,637	64,436
Deferred income taxes	34,130	5,401
Deferred lease liability	50,263	74,583
Other liabilities	6,219	2,872
Long-term debt, less current installments (Note 3)	288,625	70,550
Commitments and contingencies (Note 4)
Stockholders’ equity (Note 1):
Predecessor:
Common stock, $0.01 par value, 50,000,000 authorized; 13,722,750 issued and outstanding as of January 29, 2006	—	137
Less treasury stock, at cost (175,000 shares)	—	(1,846)
Preferred stock, 10,000,000 authorized; none issued	—	—
Restricted stock awards	—	2,180
Successor:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of October 29, 2006	—	—

Paid-in capital	108,100	125,312
Accumulated comprehensive income	88	345
Retained earnings (deficit)	(11,118)	79,092
Total stockholders’ equity	97,070	205,220
Total liabilities and stockholders’ equity	$531,944	$423,062

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen weeks ended October 29, 2006 (Successor)	Thirteen weeks ended October 30, 2005 (Predecessor)

Food and beverage revenues	$64,727	$58,212
Amusement and other revenues	51,543	47,433
Total revenues	116,270	105,645
Cost of food and beverage	16,783	15,208
Cost of amusement and other	7,214	7,126
Total cost of products	23,997	22,334
Operating payroll and benefits	34,749	31,590
Other store operating expenses	38,458	36,054
General and administrative expenses	7,739	7,819
Depreciation and amortization expense	11,972	9,934
Startup costs	814	1,495
Total operating costs	117,729	109,226
Operating loss	(1,459)	(3,581)
Interest expense, net	7,200	1,458
Loss before provision for income taxes	(8,659)	(5,039)
Benefit for income taxes	(3,442)	(1,839)
Net loss	$(5,217)	$(3,200)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the 236 Day Period from March 8, 2006 to October 29, 2006 (Successor)	For the 37 Day Period from January 30, 2006 to March 7, 2006 (Predecessor)	Thirty-nine weeks ended October 30, 2005 (Predecessor)

Food and beverage revenues	$173,604	$27,562	$179,982
Amusement and other revenues	142,251	22,847	152,227
Total revenues	315,855	50,409	332,209
Cost of food and beverage	44,945	7,111	46,916
Cost of amusement and other	19,893	3,183	20,573
Total cost of products	64,838	10,294	67,489
Operating payroll and benefits	92,492	14,365	96,665
Other store operating expenses	102,284	15,505	105,911
General and administrative expenses	21,970	3,480	22,715
Depreciation and amortization expense	30,167	4,328	31,992
Startup costs	3,041	880	2,377
Total operating costs	314,792	48,852	327,149
Operating income	1,063	1,557	5,060
Interest expense, net	18,969	649	4,892
Income (loss) before provision for income taxes	(17,906)	908	168
Provision (benefit) for income taxes	(6,788)	422	62

Net income (loss)	$(11,118)	$486	$106

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Paid-in	Treasury	Restricted	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Stock	Stock	Income	(Deficit)	Total
				(In thousands)
Balance, January 29, 2006 (Predecessor)	13,722,750	$137	$125,312	$(1,846)	$2,180	$345	$79,092	$205,220
Net earnings	—	—	—	—	—	—	486	486
Unrealized foreign currency translation loss (net of tax)	—	—	—	—	—	(3)	—	(3)
Comprehensive income	—	—	—	—	—	—	—	483

Stock option exercises	5,000	—	528	—	—	—	—	528
Tax benefit related to stock option exercises	—	—	10	—	—	—	—	10
Stock-based compensation	—	—	25	—	—	—	—	25
Amortization of restricted stock awards	—	—	—	—	61	—	—	61
Merger transaction	(13,727,750)	(137)	(125,875)	1,846	(2,241)	(342)	(79,578)	(206,327)
Balance, March 8, 2006 (Successor)	—	—	—	—	—	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	100	—	108,100	—	—	—	—	108,100
Net loss	—	—	—	—	—	—	(11,118)	(11,118)
Unrealized foreign currency translation gain (net of tax)	—	—	—	—	—	88	—	88
Comprehensive loss	—	—	—	—	—	—	—	(11,030)
Balance October 29, 2006 (Successor)	100	—	$108,100	—	—	$88	$(11,118)	$97,070

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the 236 Day Period from March 8, 2006 to October 29, 2006	For the 37 Day Period from January 30, 2006 to March 7, 2006	Thirty-nine weeks ended October 30, 2005
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(11,118)	$486	$106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	30,167	4,328	31,992
Deferred income tax expense benefit	(1,580)	(1,088)	(78)
Tax benefit related to stock options	—	10	777
Restricted stock awards	—	61	544
Stock-based compensation charges	—	25	—
Warrants related to convertible debt	—	21	192
Other, net	(282)	7	33
Changes in operating assets and liabilities, net of effect of business acquisitions
Inventories	(589)	(72)	(2,160)
Prepaid expenses	(2,798)	(169)	(10,888)
Other current assets	(1,800)	(1)	(260)
Other assets and deferred charges	(5,154)	(66)	3,591
Accounts payable	(2,806)	(3,916)	7,632
Accrued liabilities	7,528	6,918	2,045
Income taxes payable	(4,173)	1,504	(4,452)
Deferred rent liability	1,038	2,502	2,935
Other liabilities	516	191	1,033
Net cash provided by operating activities	8,949	10,741	33,042
Cash flows from investing activities:
Capital expenditures	(24,727)	(10,600)	(41,870)
Purchase of Predecessor common stock	(326,444)	—	—
Proceeds from sales of property and equipment	325	—	198
Other investing activities	—	—	(1,158)
Net cash used in investing activities	(350,846)	(10,600)	(42,830)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	15,000	(439)	2,026
Repayments of long-term debt	(51,137)	—	—
Borrowings under senior secured credit facility	99,625	—	—
Borrowings under senior notes	175,000	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	108,100	—	—
Debt issuance costs	(11,466)	—	—
Proceeds from exercises of stock options	—	528	1,998
Net cash provided by financing activities	335,122	89	4,024
Increase (decrease) in cash and cash equivalents	(6,775)	230	(5,764)
Beginning cash and cash equivalents	7,812	7,582	7,624
Ending cash and cash equivalents	$1,037	$7,812	$1,860
Supplemental disclosures of cash flow information:
Cash paid for income taxes—net of refunds	$1,760	$—	$11,669
Cash paid for interest, net of amounts capitalized	$13,661	$878	$3,126

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway Holdings, Inc., with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82% and 18%, respectively, of the outstanding capital stock of WS Midway Holdings, Inc.  Dave & Buster’s Inc. continues as the same legal entity after the Merger. The accompanying condensed consolidated statements of operations, stockholders’ equity and cash flows present the results of operations and cash flows of Dave & Buster’s Inc. and all wholly-owned subsidiaries (collectively, “Dave & Buster’s” or the “Company”), for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  All material intercompany accounts and transactions have been eliminated in consolidation.  (See Note 2.)

Dave & Buster’s is an operator of large format, high-volume regional entertainment complexes. The Company’s one industry segment is the ownership and operation of 47 restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Dave & Buster’s fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2006 relate to the thirteen weeks ended October 29, 2006 of the Successor.  All references to the third quarter of 2005 relate to the thirteen week period ended October 30, 2005 of the Predecessor. All references to the year-to-date fiscal year 2006 period relate to the combined 236 day period ended October 29, 2006 of the Successor and the 37 day period ended March 7, 2006 of the Predecessor. All references to 2006 relate to the combined 53 week period ending on February 4, 2007 and all references to 2005 relate to the 52 weeks ended January 29, 2006.  In the opinion of management, these financial statements contain all adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

Dave & Buster’s quarterly financial data should be read in conjunction with the consolidated financial statements for the year ended January 29, 2006.  The results of operations for the periods ended March 7, 2006 and October 29, 2006, are not necessarily indicative of the results that may be achieved for the entire 53 week fiscal year, which ends on February 4, 2007.

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

Inventories—Food and beverage and amusements inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well, as supplies needed for midway operations. Prior to the Merger, smallware supplies inventories, consisting of china, glassware and kitchen utensils, were capitalized at the store opening date, or when the smallware inventory increased due to changes in the menu, and were reviewed periodically for valuation. Smallware replacements are expensed as incurred. The Successor has recorded smallwares as fixed assets and amortizes smallwares over an estimated useful life of 7 years. Accordingly, smallwares inventory was reclassified to property and equipment for the fiscal year ended January 29, 2006 for consistency in presentation. Inventories consist of the following:

	October 29, 2006 (Successor)	January 29, 2006 (Predecessor)
Food and beverage	$2,487	$2,460
Amusements	2,696	5,668
Other	7,947	4,341
	$13,130	$12,469

Property and equipment—Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction of facilities are capitalized and depreciated based on the estimated useful life of the underlying asset.  Interest costs capitalized during the construction of facilities for the thirteen weeks ended October 29, 2006 and October 30, 2005 were $173 and $247, respectively, and for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 were $322, and $340, respectively.

Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of the property and equipment are impaired. The Company assesses the recoverability of the property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Assets held for sale—Assets held for sale represent the net book value of the land and buildings of three locations that will be sold under the terms of the sale leaseback transaction described in Note 7.  The reported amounts of these assets reflect the historical net book value of the Predecessor as of January 29, 2006 and the estimated net book value determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” as more fully described in Note 2, as of October 29, 2006.

Accrued liabilities

Accrued liabilities consist of the following:

	October 29, 2006 (Successor)	January 29, 2006 (Predecessor)
Compensation and benefits	$14,151	$5,708
Redemption liability	4,639	624
Sales and use taxes	2,445	2,462
Real estate taxes	2,507	1,796
Interest	4,191	1,324
Deferred gift card liability	2,326	1,384
Other	9,431	7,996
Total accrued liabilities	$39,690	$21,294

Income taxes—The Company uses the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

Predecessor stock-based compensation—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  The Company adopted SFAS No. 123R as of the beginning of the first quarter of 2006 using the modified prospective method, accordingly, the Company has not restated prior period amounts presented herein. Dave & Buster’s recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006.  The impact of SFAS 123R on the results of operations for the period after the Merger cannot be predicted at this time, because no additional options have been issued or are currently planned to be issued.

Foreign currency translation—The financial statements related to the operations of the Toronto complex are prepared in Canadian dollars.  Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at period-end exchange rates.  Translation adjustments are included in stockholders’ equity as a component of comprehensive income.

Revenue recognition—Food and beverage revenues are recorded at point of service.  Amusement revenues consist primarily of deposits on power cards used by customers to activate most of the midway games.  These deposits are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to the financial position or results of operations of the Company.

Foreign license revenues are deferred until the Company fulfills its obligations under license agreements. The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured. Revenue from international licensees for the thirteen weeks ended October 29, 2006 and October 30, 2005 were $0 and $254, respectively, and for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 were $77, and $587, respectively.

Amusements costs of products—Certain midway games allow customers to earn coupons which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items.  The cost of these prizes is included in the cost of amusement products.

Startup costs—Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.

Lease accounting—Rent is computed on a straight line basis over the lease term. The lease term for newly constructed locations commences on the date when the Company takes possession and has the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company considers reasonably assured of exercising.  The Company’s lease obligations were adjusted to their estimated fair values as a result of the Merger. (Note 2.)

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains/(losses) for the thirteen weeks ended October 29, 2006 and October 30, 2005 were $21 and $223, respectively, and for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 were $85 and $65, respectively.

Recent accounting pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of assessing the impact that FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently in the process of assessing the impact that SFAS 157 will have on the consolidated financial statements.

Note 2: Merger with WS Midway Acquisition Sub, Inc.

At the effective time of the Merger described in Note 2, the following events occurred:

•                  All outstanding shares of Dave & Buster’s common stock (including those issued upon the conversion of the convertible subordinated notes), other than shares held by WS Midway Holdings, Inc., were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

•                  Holders of approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.

•                  All outstanding options or warrants to acquire the common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

•                  To the extent not converted into shares of common stock, the Company redeemed for cash the convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

The Merger transactions resulted in a change in ownership of 100 percent of the Company’s outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies and the resolution of certain personnel matters.  The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent.  However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization.  Further revisions to the purchase price allocation will be made as additional information becomes available.  The sources and uses of funds in connection with the Merger as of October 29, 2006 are summarized below:

Sources
Revolving credit facility and cash on hand	$15,724
Senior secured credit facility(1)	100,000
Senior notes	175,000
Equity contribution	108,100
Total sources	$398,824

Uses
Consideration paid to stockholders	$264,835
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Payment of existing debt	51,137
Transaction costs(2)	29,183
Total uses	$398,824

(1)                                  As of the date of the Merger, March 8, 2006, $50,000 of the senior secured credit facility was available and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006.

(2)                                  Transaction costs assumed in connection with the Merger include approximately $11,614 related to the exercise of Change in Control agreements by certain executives.

On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provided, among other things, for the permanent and irrevocable settlement of all claims among the parties.  Considerations paid to stockholders include the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement were funded from borrowings under the senior secured credit facility and available cash.

In connection with the preliminary purchase price allocation, estimates of the fair values of assets acquired and liabilities assumed are based primarily on preliminary valuation results from independent valuation specialists.  As of October 29, 2006, the Company recorded preliminary purchase accounting adjustments to the carrying value of property and equipment, to establish intangible assets for tradenames and trademarks and to revalue the deferred rent liability, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent valuation and analysis of the fair value of other assets and liabilities as of the date of the Merger.  The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation and amortization expense, rent expense, other operating costs, and the provision for income taxes. Adjustments arising out of the finalization of the purchase allocation will not impact cash flow including cash interest and rent.  However, such adjustments could result in material increases or decreases to operating income and net income.  Further revisions to the purchase price allocation will be made as additional information becomes available.

The purchase price has been preliminarily allocated as follows:

Working capital deficit	$(18,822)
Property and equipment	349,958
Indefinite lived intangibles	134,104
Definite lived intangibles	8,000
Other long-term assets	18,699
Rent liability	(49,225)
Deferred income taxes	(38,187)
Other long-term liabilities	(5,703)
$398,824

In connection with the Merger, the Successor incurred approximately $1,500 in Merger related costs, primarily a bridge funding fee that is recorded in the statement of operations for the 236 day period from March 8, 2006 to October 29, 2006 as interest expense.

Adjustments recorded to the preliminary purchase price allocations in the third quarter include the following: i) $4,089 increase to property and equipment and other assets, primarily related to adjustment to the fair value of the properties identified in Note 7, ii) liabilities in the amount of $8,946 related to severance payments due to the termination of employees as a result of the Merger, and iii) additional liabilities of $435 related to the Merger transaction.  The net effect of these adjustments resulted in an increase to goodwill in the amount of $5,292.  Remaining liabilities for severance costs unpaid as of October 29, 2006 are $3,827.

Indefinite lived intangibles include tradenames in the amount of $63,000 and goodwill in the amount of $71,104 and are not subject to amortization, but instead are reviewed for impairment at least annually.

Pro forma financial information — The following unaudited pro forma results of operations assumes that the Merger occurred on January 31, 2005.  This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results that may be obtained in the future.  Pro forma adjustments reflect additional expenses incurred had the Merger occurred on January 31, 2005, consisting primarily of interest, depreciation and amortization expenses.

	Thirteen weeks ended October 30, 2005	Thirty-nine weeks ended October 29, 2006	Thirty-nine weeks ended October 29, 2005

Revenue	$105,645	$366,264	$332,209
Net loss, pro forma	(7,980)	(11,810)	(11,416)
Pro forma adjustments	(4,780)	(1,178)	(11,522)
Net income (loss), as reported	$(3,200)	$(10,632)	$106

Note 3: Long-term debt

Long-term debt consisted of the following:

	October 29, 2006 (Successor)	January 29, 2006 (Predecessor)
Senior Credit Facility—revolving	$15,000	$5,439
Senior Credit Facility—term	99,625	—
Senior notes	175,000	—
Term debt facility	—	45,375
Convertible subordinated notes, net of discount	—	29,361
	289,625	80,175
Less current installments	1,000	9,625
Long-term debt, less current installments	$288,625	$70,550

In connection with the Merger, the Company terminated the existing credit facility and entered into a new senior secured credit facility that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, March 8, 2006, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility will include (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of October 29, 2006, borrowings under the revolving credit facility and term loan facility were $15,000 and $99,625, respectively, and the Company had $6,956 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior secured credit facility are, at the Company’s option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by the Company, in each case, plus an applicable margin percentage.  Swingline loans bear interest at the base rate plus the applicable margin.  The weighted average rate of interest on the senior credit facility was 7.8 percent at October 29, 2006.

Effective June 30, 2006, the Company entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts aggregating $94,600 at October 29, 2006 is fixed at 5.31 percent. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.  As a result of the swap agreements, the Company recorded additional interest income of $20 for the thirteen weeks ended October 29, 2006 and $27 for the thirty-nine weeks ended October 29, 2006.

The Company’s senior secured credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of October 29, 2006.  The financial covenants will become more restrictive over time.  The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter.  The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter.  In addition, the new senior secured credit facility includes negative covenants restricting or limiting, WS Midway Holdings, Inc.’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets.  Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

The new senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failures of any guarantee or security document supporting the new senior secured credit facility to be in full force and effect and a change of control.  If an event of default occurs, the lenders under the new senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the new senior secured credit facility and all actions permitted to be taken by a secured creditor.

On August 17, 2006, certain covenants under the senior secured credit facility were amended.  The main provisions of this amendment are as follows:

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

In connection with the Merger on March 8, 2006, the Company closed a placement of $175,000 aggregate principal amount of senior notes.  The notes are general unsecured, unsubordinated obligations of the Company and mature on March 15, 2014.  Interest on the notes compounds semi-annually and accrues at the rate of 11.25% per annum.  On or after March 15, 2010, the Company may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.  Prior to March 15, 2009, the Company may on any one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.  On September 22, 2006, the Company completed an exchange with the holders of the 11.25% senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, were exchanged for an equal amount of newly issued 11.25% senior notes, which have been registered under the Securities Act of 1933.

The new senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met.  Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities.

The following table sets forth the Company’s future debt payment obligations as of October 29, 2006:

Debt outstanding at October 29, 2006
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	1,000
Thereafter	$284,625
Total future payments	$289,625

For the thirteen weeks ended October 29, 2006 and October 30, 2005, the Company recorded interest expense of $7,544 and $1,910, respectively, and for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 interest expense was $20,272 and $5,685, respectively.  Interest costs capitalized during the construction of facilities for the thirteen weeks ended October 29, 2006 and October 30, 2005 was $173 and $247, respectively, and for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 was $322 and $340, respectively.

Note 4: Commitments and Contingencies

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all actions will not materially affect the consolidated results of operations or financial condition of the Company.

The following table sets forth our operating lease commitments as of October 29, 2006:

	1 Year or less	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Operating leases	$42,167	$41,589	$41,702	$41,829	$41,625	$377,517	$586,429

During the fourth quarter of 2005, the board of directors approved an operating lease agreement for a future site located in Maple Grove, Minnesota, which opened on November 13, 2006.  Future obligations related to this agreement are included in the table above.  On November 17, 2006, the Company announced the sale and simultaneous leaseback of three locations.  (See Note 7.)  Future obligations related to this agreement are included in the table above.  The Company has an operating lease agreement for a future site located near Tempe, Arizona.  The Company’s commitments under the Tempe, Arizona agreement are contingent upon, among other things, the landlord’s delivery of access to the premises for construction.  Further obligations related to this agreement are not included in the table above.

Note 5: Income Taxes

Significant components of the deferred tax assets and liabilities in the consolidated balance sheets are as follows:

	October 29, 2006 Successor	January 29, 2006 Predecessor
Deferred tax liabilities:
Trademark/Tradename	$(24,029)	$—
Fixed asset basis differences	(11,019)	(17,468)
Other, net	(1,883)	(648)
Deferred tax liability	$(36,931)	$(18,116)
Deferred tax assets:
Leasing transactions	$765	$6,051
Worker’s compensation	1,330	831
Amusement redemption liability	1,520	—
Other	603	54
Deferred tax asset	4,218	6,936
Net deferred tax liability	$(32,713)	$(11,180)

Note 6: Condensed Consolidating Financial Information

In connection with the Merger, the Company closed the placement of $175,000 aggregate principal amount senior notes as described in Note 3.  The notes are guaranteed on a senior basis by all domestic subsidiaries, each of which is wholly-owned by Dave & Buster’s, Inc.  The subsidiaries’ guarantee of the notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein.  The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(146) and $2,044, respectively, for the thirty-nine week period ended October 29, 2006.

October 29, 2006 (Successor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.

Assets
Current assets	$22,723	$1,150	$3,658	$27,531
Property and equipment, net	312,718	5,959	—	318,677
Tradename	63,000	—	—	63,000
Goodwill	71,104	—	—	71,104
Investment in Sub	1,912	—	(1,912)	—
Assets held for sale	28,460	—	—	28,460
Other assets and deferred charges	23,072	100	—	23,172
Total assets	$522,989	$7,209	$1,746	$531,944

Liabilities and stockholders’ equity
Current liabilities	$46,721	$5,258	$3,658	$55,637
Deferred income taxes	34,130	—	—	34,130
Deferred rent liability	50,224	39	—	50,263
Other liabilities	6,219	—	—	6,219
Long-term debt, less current installments (Note 3)	288,625	—	—	288,625
Stockholders’ equity	97,070	1,912	(1,912)	97,070
Total liabilities and stockholders’ equity	$522,989	$7,209	$1,746	$531,944

January 29, 2006 (Predecessor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.

Assets
Current assets	$29,076	$907	$(2,753)	$27,230
Property and equipment, net	346,736	5,147	—	351,883
Tradename	7,482	—	—	7,482
Investment in Sub	1,071	—	(1,071)	—
Assets held for sale	22,733	—	—	22,733
Other assets and deferred charges	13,633	101	—	13,734
Total assets	$420,731	$6,155	$(3,824)	$423,062

Liabilities and stockholders’ equity
Current liabilities	$63,764	$3,425	$(2,753)	$64,436
Deferred income taxes	5,401	—	—	5,401
Deferred rent liability	74,363	220	—	74,583
Other liabilities	2,872	—	—	2,872
Long-term debt, less current installments (Note 3)	69,111	1,439	—	70,550
Stockholders’ equity	205,220	1,071	(1,071)	205,220
Total liabilities and stockholders’ equity	$420,731	$6,155	$(3,824)	$423,062

Note 7: Subsequent Events

On November 17, 2006, the Company announced the sale and simultaneous leaseback of the land and buildings of three owned Dave & Buster’s facilities located in the states of Florida, Illinois and Ohio.  The transaction was completed through National Retail Properties, Inc. (NYSE:NNN) at a sale price of $29,600.  Net proceeds from the transaction were used to pay down outstanding balances on the Company’s senior credit and revolving credit facilities after a $5,000 hold back for reinvestment.

The Company agreed to lease back these facilities from National Retail Properties, Inc. under various operating lease agreements, which have an initial term of 17.5 years.  The leases require Dave & Buster’s to make monthly rental payments, which aggregate to $2,453 on an annual basis.  Rental payments under the leases are subject to adjustment based on defined changes in the Consumer Price Index.  In addition to the rental payments described above the Company is required to pay the property taxes and certain maintenance charges related to the properties.  The assets sold in this sale leaseback transaction have been recorded as held for sale in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the Consolidated Balance Sheets as of October 29, 2006 and January 29, 2006.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

General

Dave & Buster’s fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to the third quarter of 2006 relate to the thirteen weeks ended October 29, 2006 of the Successor.  All references to the third quarter of 2005 relate to the thirteen week period ended October 30, 2005 of the Predecessor.  All references to the year-to-date fiscal year 2006 period relate to the combined 236 day period ended October 29, 2006 of the Successor and the 37 day period ended March 7, 2006 of the Predecessor.  All references to 2006 relate to the combined 53 week period ending on February 4, 2007 and all references to 2005 relate to the 52 weeks ended January 29, 2006.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway Holdings, Inc., with and into Dave & Buster’s with Dave & Buster’s as the surviving corporation.  Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82% and 18%, respectively, of the outstanding capital stock of WS Midway Holdings, Inc.  Although the Company continues as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

At the effective time of the Merger discussed above, the following events occurred:

1.                                       All outstanding shares of Dave & Buster’s common stock (including those issued upon the conversion of the convertible subordinated notes), other than shares held by WS Midway Holdings, Inc., were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

2.                                       Holders of up to approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.

3.                                       All outstanding options or warrants to acquire the common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

4.                                       To the extent not converted into shares of common stock, the Company redeemed for cash the convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

The Merger resulted in a change of ownership of 100 percent of the Company’s outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the asset and liabilities as of March 8, 2006 have been recorded based on preliminary valuation studies.  The allocation of the purchase price is subject to change based on completion of such studies and other matters that may impact the determination of fair value as of the acquisition date.

The sources and uses of funds in connection with the Merger as of October 29, 2006 are summarized below:

Sources
Revolving credit facility and cash on hand	$15,724
Senior secured credit facility (1)	100,000
Senior notes	175,000
Equity contribution	108,100
Total sources	$398,824

Uses
Consideration paid to stockholders	$264,835
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Payment of existing debt	51,137
Transaction costs (2)	29,183
Total uses	$398,824

(1)                                  As of the date of the Merger, March 8, 2006, $50,000 of the senior secured credit facility was available and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006.

(2)                                  Transaction costs assumed in connection with the Merger include approximately $11,614 related to the exercise of Change in Control agreements by certain executives.

On July 10, 2006, the Company and all dissenting shareholders reached an agreement which provides, among other things, for the permanent and irrevocable settlement of all claims among the parties.  Considerations paid to stockholders include the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement were funded from borrowings under the senior secured credit facility and available cash.

Acquisitions and Disposals

On August 28, 2005, a subsidiary closed the acquired Jillian’s complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to this complex and the unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, the Company recorded total pre-tax charges of approximately $2,500 in the second quarter of 2005 for additional depreciation, amortization and impairment of the assets that were abandoned, and whose carrying value was not recoverable as of July 31, 2005.  This charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  The Company incurred expenses of approximately $500 in the third quarter of 2005 related to severance and other costs required to complete the closure of the complex.  These costs are included in operating payroll and benefits of approximately $400 and other store operating expenses of approximately $100.

The Company has converted six of the former Jillian’s locations to “Dave & Buster’s Grand Sports Café” brand.  The Company believes this conversion will enhance efforts to improve the operating economics of the Dave & Buster’s brand throughout the system.   The Company began converting the stores in September 2005, and converted five of the stores in fiscal 2005.  One additional store was converted in the first quarter of 2006.  The Company will continue to evaluate the performance of the converted stores in order to determine if conversion of the remaining units is appropriate.

In October 2005, the Company acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia.  The limited partner currently earns a preferred return on its remaining invested capital.  The Company currently has a 50.1 percent interest in the income or losses of the partnership.  After deducting the preferred return to the limited partner, the interest in the income or losses of the partnership is not expected to be significant to the results of operations until the limited partner receives a full return of its invested capital and preferred return.  The Company also manages the complex under a management agreement and receives a fee of 4.0 percent of operating revenues annually.  The Company accounts for the general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

Overview

The Company monitors and analyzes a number of key performance measures and indicators in order to manage the business, and evaluates the financial and operating performance.  Those indicators include:

Revenues.  The Company derives revenue primarily from food and beverage and amusement sales.  For the thirteen weeks ended October 29, 2006, the Company derived 36.5 percent of its total revenue from food sales, 19.2 percent from beverage sales, 42.3 percent from amusement sales, and 2.0 percent from other sources.  For the thirty-nine weeks ended October 29, 2006, the Company derived 36.3 percent of its total revenue from food sales, 18.6 percent from beverage sales, 43.1 percent from amusement sales, and 2.0 percent from other sources.  The Company continually monitors the success of current food and beverage items, the availability of new menu offerings, the menu price structure and the ability to adjust prices where competitively appropriate.  In the beverage component, the Company operates fully licensed facilities, which means that the Company offers full beverage service, including alcoholic beverages, throughout the complex.  The Company’s complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle.  The Company’s redemption games include basic games of skill, such as skee-ball and basketball. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions.  The Company reviews the game play on existing amusements in an effort to match amusements availability with guest preferences.  The Company will continue to invest in new games as they become available and prove to be attractive to the guests.  The Company currently anticipates spending approximately $7,300 on new games during the full fiscal year of 2006.

The Company believes the special events business is a very important component of Dave & Buster’s revenue, because a significant percentage of the guests attending a special event are in a Dave & Buster’s for the first time.  This is a very advantageous way to introduce the concept to new guests. Accordingly, the Company places considerable emphasis on this area through the in-store sales teams.

Cost of products.  Cost of products includes the cost of food, beverages and Winner’s Circle amusement items.  During the thirteen weeks ended October 29, 2006, cost of food products averaged 26.2 percent of food revenue, and the cost of beverage products averaged 25.4 percent of beverage revenue.  During the thirty-nine weeks ended October 29, 2006, cost of food products averaged 26.0 percent of food revenue, and the cost of beverage products averaged 25.6 percent of beverage revenue.  The amusement cost of products averaged 12.7 percent of amusement revenues for the thirteen week and thirty-nine week periods ended October 29, 2006.  The cost of products is driven by product mix and pricing movements from third party suppliers.  The Company continually strives to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits.  Operating payroll and benefits consist of wages, employer taxes and benefits for the store personnel.  The Company continually reviews the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses.  Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance, and marketing costs.

Liquidity and cash flows.  The Company’s primary source of cash flow is from operating activities and availability under the revolving credit facility.

Quarterly fluctuations, seasonality and inflation.  As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results.  The Company also expects seasonality to be a factor in the operation or results of business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays.  Additionally, the Company expects that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that the cost of product will remain stable or that the federal or state minimum wage rate will not increase, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.  The Company expects that historically higher revenues during the fourth quarter due to the winter holiday season will continue to make financial results susceptible to the impact of severe weather on customer traffic and sales during that period.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen weeks ended October 29, 2006		Thirteen weeks ended October 30, 2005
	(Successor)		(Predecessor)
Food and beverage revenues	$64,727	55.7%	$58,212	55.1%
Amusement and other revenues	51,543	44.3%	47,433	44.9%
Total revenues	116,270	100.0%	105,645	100.0%
Cost of food and beverage (as a percentage of food and beverage revenues)	16,783	25.9%	15,208	26.1%
Cost of amusement and other (as a percentage of amusement and other revenues)	7,214	14.0%	7,126	15.0%
Total cost of products	23,997	20.6%	22,334	21.1%
Operating payroll and benefits	34,749	29.9%	31,590	29.9%
Other store operating expenses	38,458	33.1%	36,054	34.1%
General and administrative expenses	7,739	6.7%	7,819	7.4%
Depreciation and amortization expense	11,972	10.3%	9,934	9.4%
Startup costs	814	0.7%	1,495	1.4%
Total operating costs	117,729	101.3%	109,226	103.3%
Operating income	(1,459)	(1.3)%	(3,581)	(3.3)%
Interest expense net	7,200	6.2%	1,458	1.4%
Income (loss) before provisions for income taxes	(8,659)	(7.5)%	(5,039)	(4.7)%
Provision (benefit) for income taxes	(3,442)	(3.0)%	(1,839)	(1.7)%
Net income (loss)	$(5,217)	(4.5)%	$(3,200)	(3.0)%

EBITDA(1)	10,513		6,353
Change in comparable store sales(2)		4.3%		3.2%
Stores open at end of period(3)		47		45
Comparable stores open at end of period		33		33

	236 Day period from March 8, 2006 to October 29, 2006		37 Day period from January 30, 2006 to March 7, 2006		Thirty-nine weeks ended October 29, 2006		Thirty-nine weeks ended October 30, 2005
	(Successor)		(Predecessor)		(Combined)		(Predecessor)
Food and beverage revenues	$173,604	55.0%	$27,562	54.7%	$201,166	54.9%	$179,982	54.2%
Amusement and other revenues	142,251	45.0%	22,847	45.3%	165,098	45.1%	152,227	45.8%
Total revenues	315,855	100.0%	50,409	100.0%	366,264	100.0%	332,209	100.0%
Cost of food and beverage (as a percentage of food and beverage revenues)	44,945	25.9%	7,111	25.8%	52,056	25.9%	46,916	26.1%
Cost of amusement and other (as a percentage of amusement and other revenues)	19,893	14.0%	3,183	13.9%	23,076	14.0%	20,573	13.5%
Total cost of products	64,838	20.5%	10,294	20.4%	75,132	20.5%	67,489	20.3%
Operating payroll and benefits	92,492	29.3%	14,365	28.5%	106,857	29.1%	96,665	29.1%
Other store operating expenses	102,284	32.4%	15,505	30.8%	117,789	32.2%	105,911	31.9%
General and administrative expenses	21,970	7.0%	3,480	6.9%	25,450	6.9%	22,715	6.8%
Depreciation and amortization expense	30,167	9.5%	4,328	8.6%	34,495	9.4%	31,992	9.6%
Startup costs	3,041	1.0%	880	1.7%	3,921	1.1%	2,377	0.7%
Total operating costs	314,792	99.7%	48,852	96.9%	363,644	99.2%	327,149	98.4%
Operating income	1,063	0.3%	1,557	3.1%	2,620	0.8%	5,060	1.6%
Interest expense, net	18,969	6.0%	649	1.3%	19,618	5.4%	4,892	1.5%
Income (loss) before provisions for income taxes	(17,906)	(5.7)%	908	1.8%	(16,998)	(4.6)%	168	0.1%
Provision (benefit) for income taxes	(6,788)	(2.1)%	422	0.8%	(6,366)	(1.7)%	62	0.0%
Net income (loss)	$(11,118)	(3.6)%	$486	1.0%	$(10,632)	(2.9)%	106	0.1%
Cash provided by (used in):
Operating activities	$8,949		$10,741		$19,690		$33,042
Investing activities	(350,846)		(10,600)		(361,446)		(42,830)
Financing activities	335,122		89		335,211		4,024

EBITDA(1)	31,230		$5,885		37,115		37,052
Change in comparable store sales(2)						5.3%		0.5%
Stores open at end of period(3)		47		46		47		45
Comparable stores open at end of period		33		33		33		33

(1)          “EBITDA” is calculated as net income, plus interest and taxes, plus depreciation and amortization expense. EBITDA is presented because certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debts.  However, EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, this measure should not be considered in isolation from, as an alternative to or as more meaningful than net income, cash flows or other income data (as calculated in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly-titled measures reported by other companies. The calculation of EBITDA, for the periods presented is set forth below:

	Thirteen weeks ended October 29, 2006	Thirteen weeks ended October 30, 2005	236 Day period from March 8, 2006 to October 29, 2006	37 Day period from January 30, 2006 to March 7, 2006	Thirty-nine weeks ended October 29, 2006	Thirty-nine weeks ended October 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Net income (loss)	$(5,217)	(3,200)	$(11,118)	$486	$(10,632)	$106
Interest expense, net	7,200	1,458	18,969	649	19,618	4,892
Provision (benefit) for income taxes	(3,442)	(1,839)	(6,788)	422	(6,366)	62
Depreciation and amortization expense	11,972	9,934	30,167	4,328	34,495	31,992
EBITDA	$10,513	$6,353	$31,230	$5,885	$37,115	$37,052

(2)          “Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends.

(3)          The number of stores open at October 29, 2006 includes the opening of a complex in New York Times Square on April 5, 2006 and the openings of complexes in Omaha, Buffalo and Kansas City in the second, third and fourth quarters of 2005, respectively.

Thirteen Weeks Ended October 29, 2006 Compared to Thirteen Weeks Ended October 30, 2005

Revenues

Total revenues increased 10.1 percent, or $10,625, for third quarter 2006 compared to third quarter 2005.  Comparable stores revenue increased 4.3 percent, or $3,643 for third quarter 2006 compared to third quarter 2005.

The increased revenues were derived from the following sources:

Comparable stores	$3,643
Non comparable stores:
Stores opened or acquired prior to fiscal 2005	1,916
Stores opened in fiscal 2005	2,594
Stores opened in fiscal 2006	3,346
Closed stores and other	(874)
Total	$10,625

Food sales at the comparable stores increased by 4.4 percent over sales levels achieved in the same period of 2005.  The Company’s revenues were bolstered by 4 weeks of advertising on cable television in all of our markets and spot radio support in selected markets. The Company’s marketing efforts in 2006 focused on national cable and spot radio, which has proven more effective, compared to radio and print in 2005.  Beverage sales at comparable stores increased by 4.9 percent over third quarter 2005.  Comparable store amusements revenue in the third quarter of 2006 increased by 3.9 percent versus the same period of 2005.

Comparable special events revenues accounted for 14.4 percent of consolidated comparable stores revenue for the third quarter of 2006, up from 14.0 percent in the comparable 2005 period.

The Company’s revenue mix was 55.7 percent for food and beverage and 44.3 percent for amusements and other.  This compares to 55.1 percent and 44.9 percent, respectively, for the comparable period in 2005.  The shift in the revenue mix was influenced by the success of two promotional efforts launched in the middle of the second quarter of 2005, the “Power Combo” promotion and the “Super Charge” promotion.  The “Power Combo” promotion provides guests with a value offering that includes selected entrees and a game card at a fixed price.  The “Super Charge” promotion allows guests to increased purchased game play on certain Power Cards by twenty-five percent for a discounted amount.

Cost of products

Cost of food and beverage products declined 20 basis points to 25.9 percent of revenue for the third quarter of 2006 compared to 26.1 percent for the third quarter of 2005.  Decreases in dairy and beverage costs were partially offset by slight increases in the cost of meat, produce and grocery compared to the same period in fiscal 2005.

The costs of amusements and other, as a percentage of amusements and other revenues, decreased 100 basis points to 14.0 percent of amusement and other revenue for the third quarter of 2006 compared to 15.0 percent for the third quarter of 2005.  This decrease was achieved by reductions in the cost of amusement redemption items purchased directly from Asia, improved placement of items in our Winner’s Circle to emphasize items with lower cost and shifts in the number of tickets required for some redemption items.

Operating payroll and benefits

Operating payroll and benefits remained constant as a percent of revenue for the third quarter of 2006 compared to the third quarter of 2005.

Other store operating expenses

Other store operating expenses decreased 100 basis points to 33.1 percent for the third quarter of 2006, compared to 34.1 percent for the same period of 2005.  This decrease was primarily driven by decreases in equipment rental costs and reduced marketing expenses due to the timing of marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of the Company’s corporate headquarters.  General and administrative expenses decreased 70 basis points for the third quarter of 2006 compared to the third quarter of 2005.  Reductions in costs incurred for legal and audit services were offset by expenses associated with the Merger transaction, including employment agreement costs triggered by the Merger transaction.

Depreciation and amortization expense

Depreciation and amortization expense increased $2,038 primarily due to new store openings and the conversion of several of our Jillian’s locations to the Dave & Buster’s Grand Sports Café brand in 2005 and 2006.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The decrease in startup costs is primarily attributable to the opening of the Maple Grove location in the fourth quarter of 2006, compared to the opening of Buffalo and Kansas City locations in the third and fourth quarters of 2005, respectively.  There were no openings in the third quarter of 2006.

Interest expense

The increase in interest expense is attributed to borrowings of $114,625 under the new senior secured credit facility and the private placement of $175,000 aggregate principal amount of senior notes that were issued in connection with the Merger.

Provision for income taxes

The Company’s effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Thirty-nine Weeks Ended October 29, 2006 Compared to Thirty-nine Weeks Ended October 30, 2005

Revenues

Total revenues increased 10.3 percent, or $34,055, for the thirty-nine week period ended October 29, 2006 compared to the thirty-nine week period ended October 30, 2005.  Comparable stores revenue increased 5.3 percent, or $14,175 for the thirty-nine week period ended October 29, 2006 compared to the thirty-nine week period ended October 30, 2005.

The increased revenues were derived from the following sources:

Comparable stores	$14,175
Non comparable stores:
Stores opened or acquired prior to fiscal 2005	3,113
Stores opened in fiscal 2005	14,521
Stores opened in fiscal 2006	7,575
Closed stores and other	(5,329)
Total	$34,055

Food sales at comparable stores increased by 6.8 percent over sales levels achieved in the same period of 2005.  The Company’s revenues were supported by 17 weeks of advertising on cable television in all of the markets and supplemental spot radio advertising in selected markets.  The Company’s marketing efforts in 2006 focused on national cable and spot radio, which has proven more effective, compared to radio and print in 2005.  The increase in food sales was accomplished in part by the continued success of the “Power Combo” promotion.  Beverage sales at comparable stores increased by 6.2 percent over the thirty-nine week period of 2005 as the Company experienced continued positive results of promotional activity around the beverage component of the business.  Comparable store amusements revenue in the thirty-nine week period of 2006 increased by 3.6 percent versus the same period of 2005.

Comparable special events revenues accounted for 13.9 percent of consolidated comparable stores revenue for the thirty-nine weeks of 2006, up from 13.6 percent in the comparable 2005 period.

The Company’s revenue mix was 54.9 percent for food and beverage and 45.1 percent for amusements and other.  This compares to 54.2 percent and 45.8 percent, respectively, for the comparable period in 2005.  The shift in revenue mix was influenced by the success of two promotional efforts launched in the second quarter of 2005, the “Power Combo” promotion and the “Super Charge” promotion.  The “Power Combo” promotion provides guests with a value offering that includes selected entrees and a game card at a fixed price.  The “Super Charge” promotion allows guests to increase purchased game play on certain Power Cards by twenty-five percent for a discounted amount.

Cost of products

Cost of food and beverage products declined 20 basis points to 25.9 percent of revenue for the thirty-nine weeks of 2006 compared to 26.1 percent for the thirty-nine weeks of 2005.  Decreases in dairy, meat and liquor costs were offset by slight increases in the cost of grocery, beer and wine compared to the same period of 2005.

The costs of amusements and other, as a percentage of amusements and other revenues, increased 50 basis points to 14.0 percent of amusement and other revenue for the thirty-nine weeks of 2006 compared to 13.5 percent for the thirty-nine weeks of 2005.  This increase is a result of the revenue mix changes described above and increased freight costs, offset by lower costs achieved by purchasing amusement redemption items directly from Asia.

Operating payroll and benefits

Operating payroll and benefits remained constant as a percent of revenue at 29.1 percent for the thirty-nine weeks of 2006 compared the thirty-nine weeks of 2005.

Other store operating expenses

Other store operating expenses increased 30 basis points to 32.2 percent for thirty-nine weeks of 2006, compared to 31.9 percent for the same period of 2005.  This increase was primarily driven by increases in marketing costs due to the 17 weeks of advertising on cable television venues in all of the markets, offset by decrease in other store expenses and occupancy costs as a percentage of revenues.  No similar marketing efforts were deployed in 2005.  We anticipate spending approximately $19,400 in marketing efforts for fiscal year 2006 compared to approximately $16,000 in fiscal year 2005.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of corporate headquarters.  General and administrative expenses increased 10 basis points for the thirty-nine weeks of 2006 compared to the thirty-nine weeks of 2005.  Reductions in costs incurred for legal and audit services were offset by expenses associated with the Merger transactions and provision for estimated incentive compensation programs.

Depreciation and amortization expense

Depreciation and amortization expense increased $2,503 primarily due to new store openings in 2005 and 2006, and the conversion of six of the Jillian’s locations acquired in fiscal 2004 to Dave & Buster’s Grand Sports Café brand in 2005 and 2006.  Depreciation and amortization expense in fiscal 2005 also included a $2,500 charge in the second quarter of 2005 related to the closing of the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota.  The $2,500 charge consisted of additional depreciation, amortization and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The increase in startup costs is primarily attributed to the opening of the Times Square and Maple Grove (a suburb of Minneapolis, Minnesota) locations in the first and fourth quarters of 2006, respectively, compared to the opening of the Omaha, Buffalo and Kansas City locations in the second, third and fourth quarters of 2005, respectively.  Startup costs were also impacted in the first quarter of 2006 due to the conversion of one of the Jillian’s locations to Dave & Buster’s Grand Sports Café brand.  The Company converted five of the Jillian’s stores in the third and fourth quarters of 2005.

Interest expense

The increase in interest expense is attributed to borrowings of $114,625 under the new senior secured credit facility and the private placement of $175,000 aggregate principal amount of senior notes that were obtained in connection with the Merger.

Provision for income taxes

The Company’s effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and Capital Resources

Total cash requirements of the Merger of approximately $398,824 were used to (i) purchase common stock, outstanding options and warrants, and shares issued upon the conversion of convertible subordinated notes; (ii) redeem the convertible subordinated notes if not previously converted; (iii) repay in full all funds borrowed under the existing credit facility, and terminate such facility; and (iv) to pay certain fees, costs and expenses related to the Merger.  These financing requirements were financed through a cash equity contribution of $108,100 by affiliates of Wellspring and HBK, proceeds from a new $160,000 senior secured credit facility and proceeds from the issuance of $175,000 in senior notes.

In connection with the Merger, the Company terminated the existing credit facility and entered into a new senior secured credit facility (the “Senior Credit Facility”) that provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, March 8, 2006, and $50,000 was available on a delayed-draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of October 29, 2006, borrowings under the revolving credit facility and term loan facility were $15,000 and $99,625, respectively, and the Company had $6,956 in letters of credit outstanding.

The Senior Credit Facility is secured by all of the Company’s assets.  Borrowings on the credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 8.25 percent at October 29, 2006 or, at the Company’s option, the applicable Eurodollar rate 5.36 percent at October 29, 2006, plus a margin, in either case, based upon financial performance, as prescribed in the new credit facility.  Effective June 30, 2006, the Company entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31%.

Interest rates on borrowings under the Senior Credit Facility vary based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, the Company is required to pay a commitment fee in respect to any unused commitments under the revolving credit facilities or the term loan facility.  The Senior Credit Facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters beginning June 2006 in aggregate annual amounts equal to 1 percent of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters.  The Company’s indebtedness increased to $289,625 as of October 29, 2006 compared to $80,175 as of January 29, 2006, as a result, the annual interest expense increased materially.

The Senior Credit Facility and the indenture governing the Senior Notes contain restrictive covenants that, among other things, limit the ability and the ability of the subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets.  In addition, under the Senior Credit Facility, the Company is required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The indenture under which the Senior Notes are to be issued also contains customary covenants and events of defaults.

The Company believes that cash flow from operations, together with borrowings under the Senior Credit Facility, will be sufficient to cover working capital, capital expenditures and debt service needs in the foreseeable future.  The Company’s ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described under “Forward-Looking Statements” in this Form 10-Q.

Historical Cash Flows

Thirty-nine Weeks Ended October 29, 2006 Compared to Thirty-nine Weeks Ended October 30, 2005

As of October 29, 2006, the Company had cash and cash equivalents of $1,037 and available borrowing capacity of $20,916 under the Senior Credit Facility.

Cash flow from operations was $19,690 for the thirty-nine weeks of 2006 compared to $33,042 for the thirty-nine weeks of 2005.

Cash used in investing activities was $361,446 for the thirty-nine weeks of 2006 compared to $42,830 for the thirty-nine weeks of 2005.  The year-to-date investing activities include approximately $326,444 in Merger-related payments for the following: $264,835 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $7,940 in transaction costs. Year-to-date 2006 capital expenditures totaled $35,327 which was comprised of approximately $3,600 in games, $19,400 for new store development and construction (primarily construction costs for the 2006 store openings in Times Square, New York and Maple Grove, Minnesota), normal capital expenditures at existing stores and conversion costs for one of the Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand.  The investing activities for the thirty-nine weeks of 2005 included capital expenditures of $41,870 which was comprised of $9,600 in games, approximately $15,500 for new store development and construction (primarily construction costs for the 2005 store openings in Omaha, Nebraska, Buffalo, New York and Kansas City, Kansas) and normal capital expenditures at existing stores.

The Company plans on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords.  Dave and Buster’s expects to spend approximately $40,100 (net of tenant improvement allowances) in capital expenditures during fiscal year 2006.  The 2006 expenditures will include approximately $17,400 for new store construction, and $22,700 in maintenance capital and new games.

Cash provided from financing activities was $335,211 for the thirty-nine weeks of 2006 compared to $4,024 in the thirty-nine weeks of 2005.  Proceeds from debt incurred in connection with the Merger aggregated $289,625 and cash equity contributions received in connection with the Merger aggregated $108,100.  These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

Holders of approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.  On July 10, 2006, the Company and all dissenting shareholders reached an agreement, which provided, among other things, for the permanent and irrevocable settlement of all claims between the parties associated with the Merger or the dissenting action.  Considerations paid to stockholders include the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement have been funded from borrowings under the Senior Credit Facility.

On November 17, 2006, the Company announced the sale and simultaneous leaseback of the land and buildings of three owned Dave & Buster’s facilities located in the states of Florida, Illinois and Ohio.  The transaction was completed through National Retail Properties, Inc. (NYSE:NNN) at a sale price of $29,600.  Net proceeds from the transaction were used to pay down outstanding balances on the Company’s senior credit and revolving credit facilities after a $5,000 hold back for reinvestment.

The Company agreed to lease back these facilities from National Retail Properties, Inc. under various operating lease agreements, which have an initial term of 17.5 years.  The leases require Dave & Buster’s to make monthly rental payments, which aggregate to $2,453 on an annual basis.  Rental payments under the leases are subject to adjustment based on defined changes in the Consumer Price Index.  In addition to the rental payments described above the Company is required to pay the property taxes and certain maintenance charges related to the properties.  The assets sold in this sale leaseback transaction have been recorded as held for sale in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the Consolidated Balance Sheets as of October 29, 2006 and January 29, 2006.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of October 29, 2006 (excluding interest):

Payment due by period

	Total	1 year or less	2-3 years	4-5 years	After 5 years
			(In thousands)
Senior Credit Facility(1)	$114,625	$1,000	$2,000	$2,000	$109,625
Senior notes	175,000	—	—	—	175,000
Operating leases(2)	586,429	42,167	83,291	83,454	377,517
Other	813	408	405	—	—
Total	$876,867	$43,575	$85,696	$85,454	$662,142

(1)                                  The Senior Credit Facility includes a $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a Canadian $5,000 revolving sub-facility. As of October 29, 2006, borrowings under the revolving credit facility were $15,000; the Company drew approximately $99,625 under the term loan facility and had $6,956 in letters of credit outstanding.

(2)                                  During the fourth quarter of 2005, the board of directors approved an operating lease agreement for a future site located in Maple Grove, Minnesota, which opened on November 13, 2006. Future obligations related to this agreement are included in the table above. On November 17, 2006, the Company announced the sale and simultaneous leaseback of three locations. (See Note 7.) Future obligations related to this agreement are included in the table above. The Company has an operating lease agreement for a future site located near Tempe, Arizona. The Company’s commitments under the Tempe, Arizona agreement are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Further obligations related to this agreement are not included in the table above.

Accounting Policies

The Company believes that the following critical accounting policies, among others, represent more significant judgments and estimates used in the preparation of the consolidated financial statements.

Purchase Accounting – The Company has accounted for the Merger in accordance with Statement of Financial Accounting Standards 141, “Business Combinations,” whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Merger. The Merger and the allocation of the purchase price have been recorded as of March 8, 2006. In connection with the preliminary purchase price allocation, the Company has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of October 29, 2006, the Company recorded preliminary purchase accounting adjustments to the carrying value of property and equipment, to establish intangible assets for tradenames and trademarks and to revalue rent liability, among other matters. This allocation of the purchase price is preliminary and subject to finalization of independent analysis. The allocation of the purchase price is subject to change based on completion of such studies, and the resolution of certain personnel matters. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available.

Property and equipment - Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of property and equipment are impaired. The Company assesses the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets. Changes in the estimated future cash flows could have a material impact on the assessment of impairment.

Income taxes – The Company uses the liability method for recording income taxes which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, the Company has established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, the Company may experience significant changes in tax reserves in the future, if or when, such events occur.

Accounting for amusements operations - Deposits on Power Cards used by guests to activate most of midway games are generally recognized at the time of sale rather than when utilized, as the estimated amount of unused deposits which will be used for future game activations has historically not been material to the financial position or results of operations. Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when the coupons are redeemed, the Company has established a liability for the estimated amount of earned coupons which will be redeemed in future periods.

Accounting for smallware supplies - Prior to the Merger, smallware supplies inventories, consisting of china, glassware and kitchen utensils were capitalized at the store opening date, or when the smallwares inventory is increased due to changes in the menu, and are reviewed periodically for valuation. Smallware replacements are expensed as incurred. Through the purchase price allocation, smallwares inventory was reclassified to property and equipment. Smallwares are now recorded as fixed assets and amortized over the estimated useful life of 7 years.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact that FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that SFAS 157 will have on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk associated with foreign operations. The Company has market risk relating to changes in the general level of interest rates. Earnings are affected by changes in interest rates due to the impact of those changes on interest expense from variable rate debt. Effective June 30, 2006, the Company entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31%. Agreements to fix a portion of the variable rate debt mitigate the interest rate risk.

The Company’s market risk associated with foreign operations is considered by management to be immaterial due to the limited size of the investment in Toronto operations compared to the total portfolio of operating restaurant/entertainment complexes. The result of an immediate 10 percent devaluation of the U.S. dollar in 2006 from January 29, 2006 levels relative to foreign currency translation would result in a decrease in the U.S. dollar-equivalent of foreign currency denominated net income and would be insignificant.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Stephen M. King, has reviewed and evaluated the disclosure controls and procedures that the Company has in place with respect to the accumulation and communication of information to management and the recording, processing, summarizing and recording thereof for the purpose of preparing and filing this Quarterly Report on Form 10-Q. Such review was made as of October 29, 2006. Based upon his review, Mr. King has concluded that the Company has an effective system of disclosure controls and procedures and an effective means for timely communication of information required to be disclosed in this Report.

As of October 29, 2006, Mr. King also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended October 29, 2006. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15 (f) of the Exchange Act). Based on such evaluation, Mr. King has determined that there were no changes in our internal control over financial reporting or other factors that could significantly affect the internal controls during the quarterly period ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

The Company’s level of indebtedness could adversely affect the ability to raise additional capital to fund operations, limit the ability to react to changes in the economy or industry and prevent us from meeting financial obligations.

The Company is significantly leveraged and the total indebtedness was approximately $289,625 as of October 29, 2006. The following chart shows our indebtedness and certain other information as of October 29, 2006:

As of October 29, 2006
(In thousands)
Senior secured credit facility
Revolving credit facility	$15,000
Term loan	99,625
Senior Notes	175,000

Total debt	$289,625
Stockholders’ equity	$97,070

The Company’s substantial indebtedness could have important consequences, including the following:

•                  the ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes may be limited;

•                  a substantial portion of cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•                  the debt service requirements of the other indebtedness could make it more difficult for the Company to satisfy other financial obligations;

•                  certain of the Company’s borrowings, including borrowings under the senior credit facility, are at variable rates of interest, exposing the Company to the risk of increased interest rates;

•                  the Company’s ability to adjust to changing market conditions may be limited and may be placed at a competitive disadvantage compared to less-leveraged competitors; and

•                  the Company may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to growth.

Subject to restrictions in the indenture governing the senior notes and in the senior credit facility, the Company may incur additional indebtedness, which could increase the risks associated with the already substantial indebtedness. Subject to certain limitations, the Company has the ability to borrow additional funds under the revolving credit facility.

Results of operations are dependent upon discretionary spending by consumers.

Results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which Dave and Buster’s complexes are located. A significant weakening in any of the local economies in which the Company operates may cause guests to curtail discretionary spending, which in turn could have a material adverse effect on profitability. The ongoing conflict in Iraq, potential for future terrorist attacks, the national and international responses thereto and other acts of war or hostility may create economic and political uncertainties that could have a material adverse effect on business, results of operations and financial condition in ways the Company currently cannot predict. Furthermore, increases in gasoline and other energy costs could lead to a decline in discretionary spending and have a material adverse effect on profitability.

The Company operates a limited number of complexes, and new complexes require significant investment.

As of October 29, 2006, the Company operates 47 complexes. The combination of the relatively limited number of locations and the significant investment associated with each new complex may cause operating results to fluctuate significantly. Due to this relatively limited number of locations, poor results of operations at any single complex could materially affect profitability. Historically, new complexes experience a drop in revenues after their first year of operation, and the Company does not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new complexes, the investment risk related to any single complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

The Company may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment market.

The out-of-home entertainment market is highly competitive. There are a great number of businesses that compete directly and indirectly with Dave & Buster’s. Many of these entities are larger and have significantly greater financial resources and a greater number of units than we have. Although the Company believes most of the competition comes from localized single attraction facilities that offer a limited entertainment package, the Company may encounter increased competition in the future, which may have an adverse effect on profitability. In addition, the legalization of casino gambling in geographic areas near any current or future complex would create the possibility for entertainment alternatives, which could have a material adverse effect on the business and financial condition of the Company. In addition, the Company may also face increased competition from home-based forms of entertainment such as internet gaming and home movie delivery.

The Company’s operations are subject to many government laws, regulations and other requirements and if we fail to comply with them the business and financial condition could be adversely affected.

Various federal, state and local laws and permitting and license requirements affect the business, including those enforced by alcoholic beverage control, regulations and other amusement, environmental, health and safety and fire agencies in the state, county or municipality in which each complex is located. For example, each complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county or municipal authorities as well. The failure to receive or retain a liquor license, or any other required permit or license, at a particular location, or to continue to qualify for or renew our licenses, could materially adversely affect operations and the ability to obtain such a license or permit at other locations. The failure to comply with other applicable federal, state or local laws, such as federal and state wage and hour, minimum wage and overtime pay laws, may also materially adversely affect the Company’s business and financial condition.

The Company may face difficulties in attracting and retaining qualified employees.

The operation of the business requires qualified executives, managers and skilled employees. From time-to-time, there may be a shortage of skilled labor in certain of the communities in which we are located. While we believe that the Company will continue to be able to attract, train and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees. In addition, the future success of the Company will continue to depend largely on the efforts and abilities of senior management. The ability to attract and retain qualified employees or the loss of the services of members of senior management for any reason could materially adversely affect the business, results of operations and financial condition.

The Company growth depends upon the ability to open new complexes.

The Company’s ability to expand depends upon access to sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel and constructing or acquiring, at reasonable cost, the necessary improvements and equipment for these complexes. In particular, the capital resources required to develop each new complex are significant. There is no assurance that the Company will be able to expand or that new complexes, if developed, will perform in a manner consistent with the most recently opened complexes or make a positive contribution to operating performance.

Local conditions, events and natural disasters could adversely affect the business.

Certain of the regions in which the complexes are located have been, and may in the future be, subject to adverse local conditions, events or natural disasters, such as earthquakes and hurricanes. Depending upon its magnitude, a natural disaster could severely damage the complexes, which could adversely affect business, financial condition and operations. The Company currently maintains property and business interruption insurance through the aggregate property policy for each of the complexes. However, there is no assurance that the coverage will be sufficient if there is a major disaster. In addition, upon the expiration of the current policies, there is no assurance that adequate coverage will be available at economically justifiable rates, if at all.

The Company’s operations are susceptible to changes in product costs, which could adversely affect operating results.

The Company’s profitability depends in part on the ability to anticipate and react to changes in product costs. Various factors beyond the Company’s control, including adverse weather conditions, governmental regulations, production, availability and seasonality may affect food costs or cause a disruption in supply. The availability of new amusement offerings, the cost and availability of redemption items that appeal to guests and the market demand for new games can adversely impact cost to acquire and operate new amusements. We cannot predict whether the Company will be able to anticipate and react to changing food, beverage and amusements costs by adjusting purchasing practices, menu and game prices, and a failure to do so could have a material adverse effect on operating results.

Complaints or litigation may adversely affect the business.

Occasionally, guests file complaints or lawsuits against Dave and Buster’s alleging that the Company is responsible for some illness or injury they suffered at or after a visit to a complex. The Company is also subject to a variety of other claims in the ordinary course of business, including personal injury claims, lease and contract claims and employment-related claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, the Company is subject to “dram shop” statutes and is currently the subject of certain lawsuits that allege violations of these statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because such a plaintiff seeks punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on the financial condition and results of operations. Regardless of whether any claims against the Company are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt performance. A judgment significantly in excess of our insurance coverage could have a material adverse effect on the financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially affect the Company and the complexes.

The Company may not be able to renew real property leases on current favorable terms.

Of the 47 complexes operated by the Company, as of October 29, 2006, the majority are operated on premises under existing leases. Certain leases are long-term leases at rents the Company believes to be below current market rates. Other such leases have rents fixed at a percentage of the revenue generated by the complexes on the leased premises. The Company may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the complexes at the leased locations is not justified by the return on the required investment. If the Company is not able to renew the leases at rents that allow such complexes to remain profitable as their terms expire, the number of the complexes may decrease, resulting in lower revenue from operations, which may impact the ability to meet the financial goals.

The Company’s success depends in part on the ability to protect the intellectual property rights, but the intellectual property may be misappropriated or may be subject to infringement claims by third parties.

The Company currently relies on a combination of registered and unregistered trademark, copyright, patent rights and domain names to protect certain aspects of the business. While Dave and Buster’s attempts to ensure that the intellectual property and similar proprietary rights are protected and that the third party rights needed are licensed to the Company when entering into business relationships, there can be no assurance that any of the applications for protection of the intellectual property rights will be approved or that third parties will not take actions that could have a material adverse effect on the rights or the value of the intellectual property, similar proprietary rights or reputation. Furthermore, the Company can give no assurance that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees or that the Company would prevail in any litigation or be successful in preventing any such judgment. In the future, the Company may also rely on litigation to enforce the intellectual property rights and contractual rights, and, if not successful, Dave and Buster’s may not be able to protect the value of the intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on business and results of operations, regardless of its outcome. Infringement claims against the Company could also result in costly and burdensome litigation, require Dave and Buster’s to enter into royalty or other licensing agreements, require the Company to pay damages, harm our reputation, require us to redesign or rename our complexes and products or prevent us from doing business using certain trade names. Although the Company believes that the intellectual property rights are sufficient to allow us to conduct business without incurring liability against third parties, the products may infringe on the intellectual property rights of third parties, and the intellectual property rights may not have the value we believe them to have.

Increases in labor costs could harm our business.

From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which the Company operates have recently enacted increases in the minimum wage which will take effect in 2007. The out-of-home entertainment industry is intensely competitive, and we may not be able to transfer any resulting increase in operating costs to guests in the form of price increases, or to otherwise adjust to these increases, which could have a material adverse effect on the results of operations.

Increases in energy costs could harm business.

The Company’s success depends in part on the ability to absorb increases in utility costs. Most of the complexes have experienced increases in utility prices. If these increases should continue, and if the Company is unable to transfer these costs increases to guests in the form of price increases, they will have an adverse effect on profitability.

The Company’s financial results are subject to quarterly fluctuations and the seasonality of the business.

The Company’s operating results may fluctuate significantly from period to period, and the results for one period may not be indicative of results for other periods. The operating results may also fluctuate significantly because of several factors, including the frequency and popularity of sporting events and year-end holidays (including which day of the week the events occur), new complex openings and related expenses and weather conditions.

Dave and Buster’s expects seasonality will continue to be a factor in the results of operations. Historically, revenues have been substantially higher in the fourth quarter driven in part by the increased number of holiday parties held during that time of year. The Company’s revenues and profitability have been lower during the third quarter with the first and second quarter being somewhat similar in results, and we expect similar results to continue in the future. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Quarterly fluctuations, seasonality and inflation.”)

The timing of new complex openings may also result in significant fluctuations in quarterly performance. The Company typically incurs most preopening costs for a new complex within the two months immediately preceding, and the month of, the complex’s opening. In addition, the labor and operating costs for a newly opened complex during the first three to six months of operation, including preopening costs, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of its revenues. The Company’s growth, operating results and profitability will depend to a large degree on the ability to increase the number of complexes.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 4 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 6.      EXHIBITS

(a)                      Exhibits

12            Dave & Buster’s Inc. Computation of Ratio of Earnings to Fixed Charges.

31                                    Certification of Stephen M. King, Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

32                                    Certification of Stephen M. King, Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: December 11, 2006	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
12	Dave & Buster’s, Inc. Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Stephen M. King, Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d-14(a).

32

Certification of Stephen M. King, Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.