Form 10-K
period 2007-02-04
DAVE & BUSTERS INC
filed 2007-05-14
CIK 943823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 4, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-15007

Dave & Buster’s, Inc.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1532756
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2481 Mañana Drive

Dallas, Texas 75220

(Address of principal executive offices)

(Zip Code)

(214) 357-9588

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was zero as of July 30, 2006.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of May 9, 2007, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 4, 2007

PART I

ITEM 1.      BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies.  We are North America’s largest operator of large-format, high-volume restaurant/entertainment complexes.  Our complexes combine high-quality casual dining with an extensive array of entertainment attractions.  Our menu includes a wide variety of moderately-priced food and beverage offerings, and our highly-trained staff provides attentive and friendly service for our guests.  Our complexes appeal to a diverse customer base by providing a distinctive entertainment and dining experience in a high-energy, casual setting.  Founded in 1982 with a single location, we have grown to become a leader in the restaurant/entertainment industry, operating 48 restaurant/entertainment complexes (a “Complex” or “Store”) in the United States and Canada under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” and franchising one complex under the name “Dave & Buster’s” located in Mexico.

Our complexes cater primarily to adults aged 21 to 44 and operate seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.  Our average complex is approximately 51,000 square feet in size, but the size of the complexes can range between 28,000 and 68,000 square feet, depending on the characteristics of the markets in which they are located.  The average size of our complexes opened in fiscal years 2005 and 2006 were approximately 35,000 square feet.  We carefully select the appropriate size and location of our new complexes after thoroughly analyzing a variety of economic, demographic, and strategic considerations.

The layout of each complex is designed to maximize guest crossover between its multiple entertainment and dining areas.  Each location provides full, sit-down food service not only in the restaurant areas, but also in various locations within the complex.  Our menu places special emphasis on quality meals, including gourmet pastas, steaks, sandwiches, salads, and an outstanding selection of desserts.  We update our menus on a regular basis to reflect current trends and guest favorites.  Each of our locations offers full bar service throughout the complex, including an extensive array of beers and a wide selection of wine, spirits, and non-alcoholic beverages.

Our amusement offerings include state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in our Winner’s Circle.  The redemption games include basic games of skill, such as skee-ball and basketball, and the prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions.

In addition, each location has multiple special event facilities that are used for hosting private parties, business functions and other corporate sponsored events.  Each complex has a dedicated sales team responsible for selling large events to corporate, as well as individual guests.  We believe our special event facilities provide a highly attractive alternative to traditional restaurants and hotels, which generally do not offer combined entertainment and dining.  In fiscal year 2006, approximately 16.6 percent of the Company’s revenues were from special events functions.

We believe that each location’s combination of high-quality food and beverages, multiple entertainment attractions, superior service and commitment to casual fun for adults provides a unique dining and entertainment experience for our guests.

Acquisition of Certain Assets of Jillian’s Entertainment Holdings, Inc.

On November 1, 2004, we completed the acquisition of nine Jillian’s locations, related assets and equipment, and the Jillian’s trade name and related trademarks, pursuant to an asset purchase agreement.  The nine Jillian complexes acquired were located in the metropolitan areas of Minneapolis, Minnesota; Philadelphia, Pennsylvania; Concord, North Carolina; Farmingdale, New York; Nashville, Tennessee; Houston, Texas; Hanover, Maryland; Scottsdale, Arizona and Westbury, New York.

On August 28, 2005, a subsidiary closed the acquired Jillian’s complex located in Bloomington, Minnesota due to continuing operating losses attributable to this complex and unsuccessful efforts to renegotiate the terms of the related lease.  In fiscal 2005 and 2006, we converted six of the acquired Jillian’s complexes to Dave & Buster’s.

In October 2005, we acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway with and into Dave & Buster’s with Dave & Buster’s as the surviving corporation.  Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway.  Although we continue as the same legal entity after the merger, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merger with WS Midway Acquisitions Sub, Inc.”).

Wellspring is a New York-based private equity firm with more than $2 billion in equity capital under management.  The firm takes controlling positions in promising middle-market companies where it can realize substantial value by contributing innovative operating and financing strategies and capital.  Wellspring’s limited partners include some of the largest and most respected institutional investors in the United States, Canada, and Europe.  The firm consistently ranks among the top-performing private equity funds specializing in the middle market.

Offerings

We offer a unique combination of high-quality casual dining with an extensive array of entertainment attractions, such as pocket billiards, video games, interactive simulators, and traditional redemption-style games of skill.

Food and Beverage

Our menu places special emphasis on quality meals, including gourmet pastas, steaks, sandwiches, salads, and an outstanding selection of desserts.  We update our menus on a regular basis to reflect current trends and guest favorites.  Each of our locations offers full bar service throughout the complex, including a wide selection of beers and wine, spirits and non-alcoholic beverages.  We also feature lunch specials with an emphasis on quality food prepared quickly and an extensive offering of buffets for special events and private parties.  We believe that each location’s combination of high-quality food and beverages and attentive and friendly service provides a unique dining experience for guests.  Approximately 55.7 percent of total revenues were derived from food and beverage during the 2006 fiscal year.

Entertainment

Our locations offer an extensive array of amusements and entertainment options including “Million Dollar Midway” games and “Traditional” games.  Furthermore, our complexes are equipped with multiple televisions and high-quality audio systems offering the guests an attractive venue for watching live sports matches and other televised events.  Approximately 42.1 percent of total revenues were derived from amusements during the 2006 fiscal year.

Million Dollar Midway games.  The largest area in each complex is the Million Dollar Midway, which is designed to provide high-energy entertainment through a broad selection of electronic, skill and sports-oriented games.  The Million Dollar Midway includes both classic midway game entertainment and high-technology games.

•                  Classic midway game entertainment includes sports-oriented games of skill, redemption-style games, and Dave & Buster’s Downs, which is one of several multiple player race games offered in each complex.  At the Winner’s Circle, players can redeem coupons won from selected games of skill for a wide variety of prizes, many of which display our logo.  The prizes include electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items.

•                  High-technology game attractions vary among the complexes and may include large screen interactive electronic games, such as the multiplayer Daytona USA racing simulator and Derby Owners Club.

A Power Card activates most midway games and can be recharged for additional play.  The Power Card enables our guests to activate games more easily and encourages extended play of games.  By replacing coin-activation, the Power Card eliminates the technical difficulties and maintenance issues associated with coin-activated equipment.  Furthermore, the Power Card increases the flexibility to adjust the pricing and promotion of the games.

Traditional games and entertainment.  In addition to the attractions in the Million Dollar Midway, each of our locations offers a number of traditional entertainment options.  These traditional offerings include pocket billiards, shuffleboard tables, and special event rooms, which are designed for hosting private social parties, business gatherings and sponsored events.

Strategy

The company intends to drive increase in sales and earnings by implementing the following strategies:

•      Increase our existing store sales through improved execution and marketing. The company will continue to employ national cable and local store marketing tactics to drive comparable store sales.

•                  Improve our operating margins by employing technology, refining the operating process and leveraging our economies of scale.

•                  Continue to further differentiate our product offering by introducing new food and beverage products, as well as the most current large format video entertainment games.

•                  Accelerate the development of new stores by signing leases for additional locations, refining our prototypes and building the management infrastructure to open these additional units.

Location and Development

We believe that the location of the complexes is critical to long-term success.  Significant time and resources are devoted to strategically analyze each prospective market, trade area, and site.  We continually identify, evaluate, and update our database of potential locations for expansion.  In general, we target super-regional sites within major metropolitan areas.  During the diligence process, we carefully analyze a variety of economic, psychographic, and demographic information such as income levels, residential density, daytime density, and growth rates for each prospective site.  In addition, we also consider other factors, including the following:

•                  visibility;

•                  parking and accessibility to regional highway systems;

•                  zoning;

•                  regulatory restrictions;

•                  proximity to shopping areas, office complexes, tourist attractions, theaters and other high-traffic venues;

•                  competition; and

•                  regional economic outlook.

The exterior and interior layout of our complexes is flexible and can be readily adapted to different types of buildings.  We evaluate new and existing buildings for construction and conversion; freestanding and inline opportunities are considered.  New stores are targeted to range in size from 30,000 to 40,000 square feet of enclosed space, and we consider lease and purchase structure when evaluating expansion opportunities.  We currently lease 47 of our 48 locations.  In November 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois, and Ohio.

The transaction was completed at a sale price of $29.6 million.

During 2006, we opened one complex in New York City (Times Square) and one location in Maple Grove, Minnesota.  Subsequent to the end of the fiscal year, we began construction of a new complex in Tempe, Arizona.  This complex is expected to open in the third quarter of the 2007 fiscal year.

Marketing, Advertising and Promotion

Our corporate marketing department manages marketing, advertising, and promotional programs with the assistance of an external advertising agency and a national public relations firm.  In addition, our corporate marketing department is also responsible for controlling media and production costs.  We spent approximately $20.4 million in marketing efforts for fiscal year 2006 compared to approximately $16.2 million in fiscal 2005.

In order to expand the guest base, we focus marketing efforts in three key areas:

•                  advertising and system-wide promotions;

•                  field marketing and local promotions; and

•                  special events for corporate and group guests.

We conduct market research to better understand our brand and guests, and to develop engaging messages and promotional programs.  In addition, we develop marketing and media plans that are highly localized and designed to support individual market opportunities and local store marketing initiatives.  We continue to utilize in-store promotions, emails, and customer communications to increase visit frequency and average check size.

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each complex.  The primary focus for our special events sales teams is to identify and contact corporations, associations, organizations, and community groups within the team’s marketplace for purposes of booking group events.  The special events sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business.  We have developed and continually maintain a database of corporate and group bookings.  Each of our locations hosts events for many multi-national, national, and regional businesses.  Many of our corporate and group guests schedule repeat events.  A significant number of our guests are introduced to the Dave & Buster’s concept through these special events.

Seasonality

The fourth quarter of the fiscal year achieves our highest revenue and profitability, primarily as a result of the significant special events business during the period.  This special events business is impacted by the number of holiday parties held during this time of the year.  The third quarter is normally the lowest producing quarter in terms of revenue and profitability with the first and second quarters being somewhat similar in results.

Competition

The restaurant industry is highly competitive, and competition among major companies that own or operate restaurant chains is especially intense.  Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities.  In addition, despite recent changes in economic conditions, competition for qualified restaurant-level personnel remains high.

The out-of-home entertainment market is highly competitive.  There are a large number of businesses that compete directly and indirectly with us.  Although we believe most of our competition comes from localized single attraction facilities that offer a limited entertainment package, we may encounter increased competition in the future.  In addition, we may also face increased competition from home-based forms of entertainment such as internet game play and home movie delivery.

Foreign Operations

We own and operate one complex outside of the United States in Toronto, Canada.  This complex generated revenue of $10.5 million in fiscal 2006, representing approximately 2.1 percent of our consolidated revenue.  As of February 4, 2007, we had less than 1.8 percent of our long-lived assets located outside the United States.  Additionally, a franchisee of ours operates one complex in Mexico City, Mexico under the terms of a franchise agreement.  We receive a royalty payable on the revenues of this complex.

The foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability.  We do not believe there is any material risk associated with the Canadian or Mexican operations or any dependence by the domestic business upon the Canadian or Mexican operations.

Suppliers

The principal goods used by us are games, prizes and food and beverage products, which are available from a number of suppliers.  We have expanded our contacts with amusement merchandise suppliers through the direct import program.  Federal and state mandated increases in the minimum wage could have the repercussion of increasing expenses, as suppliers may be severely impacted by higher minimum wage standards.

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Power Combo®, Eat Drink Play® and Jillian’s® with the United States Patent and Trademark Office and in various foreign countries.  We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries.  We consider our trade name and our signature “bulls-eye” logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate.

Government Regulation

We are subject to various federal, state, and local laws affecting our business.  Each complex is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety, and fire agencies in the state, county or municipality in which the complex is located.  Each complex is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each complex, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.  We have not encountered any material problems relating to alcoholic beverage licenses to date.  The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.  The failure to comply with other applicable federal, state or local laws, such as federal and state wage and hour laws, may also materially and adversely affect our business.

We are also subject to “dram-shop” statutes in certain states in which complexes are located.  These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual.  We carry liquor liability coverage as part of existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the industry.  Although we are covered by insurance, a judgment against us under a “dram-shop” statute in excess of the liability coverage could have a material adverse effect on operations.

As a result of operating certain entertainment games and attractions, including operations that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties, and municipalities in which there are complexes.  Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities.  From time-to-time, existing complexes may be required to modify certain games, alter the mix of games, or terminate the use of specific games as a result of the interpretation of regulations by state or local officials.

We are subject to federal, state, and local environmental laws, regulations and other requirements, but these have not had a material adverse effect on operations.  More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new complexes in particular locations.  We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions, along with the Americans With Disabilities Act and various family-leave mandates.

Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material.  However, we are uncertain of the repercussion, if any, of increased minimum wages on other expenses, as suppliers may be more severely impacted by higher minimum wage standards.

Employees

As of February 4, 2007, we employed approximately 7,500 persons, approximately 200 of whom served in administrative or executive capacities, approximately 650 of whom served as management personnel, and the remainder of whom were hourly personnel.

None of our employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike, or labor dispute.  We believe working conditions and compensation packages are competitive with those offered by competitors and consider relations with employees to be good.

Available Information

We maintain an internet website with the address of http://www.daveandbusters.com.  You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, at our internet website.  These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.  In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, Audit Committee Charter, Compensation Committee Charter, Code of Business Ethics, and Whistle Blower Policy.

ITEM 1A.   RISK FACTORS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties.  The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.

You should be aware that forward-looking statements involve risks and uncertainties.  These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performances or achievements contained in or implied by these forward-looking statements.  Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or industry and prevent us from meeting our financial obligations.

We are significantly leveraged and our total indebtedness was approximately $254.4 million as of February 4, 2007.  Our substantial indebtedness could have important consequences, including the following:

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

•                  the debt service requirements of our other indebtedness could make it more difficult for us to satisfy other financial obligations;

•                  certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  our ability to adjust to changing market conditions may be limited and may be placed at a competitive disadvantage compared to less-leveraged competitors; and

•                  we may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to growth.

Subject to restrictions in the indenture governing the senior notes and in our senior credit facility, we may incur additional indebtedness, which could increase the risks associated with the already substantial indebtedness.  Subject to certain limitations, including compliance with debt covenants, we have the ability to borrow additional funds under the revolving credit facility.

Results of operations are dependent upon discretionary spending by consumers.

Results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our complexes are located.  A significant weakening in any of the local economies in which we operate may cause guests to curtail discretionary spending, which in turn could have a material adverse effect on profitability.  The ongoing conflict in Iraq, potential for future terrorist attacks, the national and international responses thereto and other acts of war or hostility may create economic and political uncertainties that could have a material adverse effect on business, results of operations and financial condition in ways we currently cannot predict.  Furthermore, increases in gasoline and other energy costs could lead to a decline in discretionary spending and have a material adverse effect on profitability.

We operate a limited number of complexes, and new complexes require significant investment.

As of February 4, 2007, we operated 48 complexes.  The combination of the relatively limited number of locations and the significant investment associated with each new complex may cause operating results to fluctuate significantly.  Due to this relatively limited number of locations, poor results of operations at any single complex could materially affect profitability.  Historically, new complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful.  Additionally, because of the substantial up-front financial requirements to open new complexes, the investment risk related to any single complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment market.

The out-of-home entertainment market is highly competitive.  There are a great number of businesses that compete directly and indirectly with us.  Many of these entities are larger and have significantly greater financial resources and a greater number of units.  We compete for customers’ discretionary entertainment dollars with theme parks as well as with providers of out-of-home entertainment, including localizing attraction facilities such as movie theatres, bowling alleys, nightclubs, and restaurants.  We may encounter increased competition in the future, which may have an adverse effect on profitability.  In addition, the legalization of casino gambling in geographic areas near any current or future complex would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition.  In addition, we may also face increased competition from home-based forms of entertainment such as internet gaming and home movie delivery.

Our operations are subject to many government laws, regulations and other requirements and if we fail to comply with them, the business and financial condition could be adversely affected.

Various federal, state and local laws and permitting and license requirements affect the business, including those enforced by alcoholic beverage control, and other amusement, environmental, health and safety and fire agencies in the state, county or municipality in which each complex is located.  See “Business – Government Regulation.”

We may face difficulties in attracting and retaining qualified employees.

The operation of the business requires qualified executives, managers, and skilled employees.  From time-to-time, there may be a shortage of skilled labor in certain of the communities in which our complexes are located.  Shortages of skilled labor may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees.  In addition, our future success will continue to depend largely on the efforts and abilities of senior management.  The ability to attract and retain qualified employees or the loss of the services of members of senior management for any reason could materially adversely affect our business, results of operations and financial condition.

Our growth depends upon our ability to open new complexes.

Our ability to expand depends upon obtaining sufficient capital, locating and obtaining appropriate sites, hiring and training additional management personnel and constructing or acquiring, at reasonable cost, the necessary improvements, and equipment for these complexes.  In particular, the capital resources required to develop each new complex are significant.  There is no assurance that we will be able to expand or that new complexes, if developed, will perform in a manner consistent with the most recently opened complexes or make a positive contribution to operating performance.

Local conditions, events, and natural disasters could adversely affect our business.

Certain of the regions in which our complexes are located have been, and may in the future be, subject to adverse local conditions, events, or natural disasters, such as earthquakes and hurricanes.  Depending upon its magnitude, a natural disaster could severely damage our complexes, which could adversely affect our business, financial condition, and operations.  We currently maintain property and business interruption insurance through the aggregate property policy for each of the complexes.  However, there is no assurance that the coverage will be sufficient if there is a major disaster.  In addition, upon the expiration of the current policies, there is no assurance that adequate coverage will be available at economically justifiable rates, if at all.

Our operations are susceptible to changes in product costs, which could adversely affect operating results.

Our profitability depends in part on our ability to anticipate and react to changes in product costs.  Various factors beyond our control, including adverse weather conditions, governmental regulations, production, availability, and seasonality may affect food costs or cause a disruption in supply.  The availability of new amusement offerings, the cost, and availability of redemption items that appeal to guests and the market demand for new games can adversely impact the cost to acquire and operate new amusements.  We cannot predict whether we will be able to anticipate and react to changing food, beverage, and amusements costs by adjusting purchasing practices, menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Complaints or litigation may adversely affect the business.

Occasionally, guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a complex.  We are also subject to a variety of other claims in the ordinary course of business, including personal injury claims, lease and contract claims, and employment-related claims.  The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.  In addition, we are subject to “dram shop” statutes and are currently the subject of certain lawsuits that allege violations of these statutes.  These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes.  Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on the financial condition and results of operations.  Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt performance.  A judgment significantly in excess of the insurance coverage could have a material adverse effect on the financial condition or results of operations.  Further, adverse publicity resulting from these allegations may materially affect us and our complexes.

We may not be able to renew real property leases on current favorable terms.

Of the 48 complexes operated by us as of February 4, 2007, 47 complexes are operated on leased premises.  Certain leases are long-term leases at rents we believe to be below current market rates.  Other such leases have rents fixed at a percentage of the revenue generated by the complexes on the leased premises.  We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the complexes at the leased locations is not justified by the return on the required investment.  If we are not able to renew the leases at rents that allow such complexes to remain profitable as their terms expire, the number of the complexes may decrease, resulting in lower revenue from operations, which may impact the ability to meet the financial goals.

Our success depends in part on the ability to protect our intellectual property rights, but our intellectual property may be misappropriated or may be subject to infringement claims by third parties.

We currently rely on a combination of registered and unregistered trademarks, copyrights, patent rights, and domain names to protect certain aspects of the business.  While we attempt to ensure that the intellectual property and similar proprietary rights are protected and that the third party rights needed are licensed to us when entering into business relationships, there can be no assurance that any of the applications for protection of the intellectual property rights will be approved or that third parties will not take actions that could have a material adverse effect on the rights or the value of the intellectual property, similar proprietary rights or reputation.  Furthermore, we can give no assurance that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees or that we would prevail in any litigation or be successful in preventing any such judgment.  In the future, we may also rely on litigation to enforce the intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of the intellectual property.  Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations, regardless of its outcome.  Infringement claims against us could also result in costly and burdensome litigation, require us to enter into royalty or other licensing agreements, require us to pay damages, harm our reputation, require us to redesign or rename the complexes and products, or prevent us from doing business using certain trade names.  Although we believe that the intellectual property rights are sufficient to allow us to conduct business without incurring liability, our products may infringe on the intellectual property rights of third parties, and our intellectual property rights may not have the value we believe them to have.

Increases in labor costs could harm the business.

From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage.  Several states in which we operate have recently enacted increases in the minimum wage, which have taken or will take effect in 2007.  The out-of-home entertainment industry is intensely competitive, and we may not be able to transfer any resulting increase in operating costs to guests in the form of price increases, or to otherwise adjust to these increases, which could have a material adverse effect on our results of operations.

Increases in energy costs could harm business.

Our success depends in part on the ability to absorb increases in utility costs.  Most of the complexes have experienced increases in utility prices.  If these increases should continue, and if we are unable to transfer these cost increases to guests in the form of price increases, they will have an adverse effect on our profitability.

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

We expect seasonality will continue to be a factor in the results of operations.  Historically, revenues have been substantially higher in the fourth quarter driven in part by the increased number of holiday parties held during that time of year.  Our revenues and profitability have been lower during the third quarter with the first and second quarter being somewhat similar in results, and we expect these trends to continue in the future.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Quarterly fluctuations, seasonality and inflation.”)

The timing of new complex openings may also result in significant fluctuations in quarterly performance.  We typically incur most startup costs for a new complex within the two months immediately preceding, and the month of, the complex’s opening.  In addition, the labor and operating costs for a newly opened complex during the first three to six months of operation, including startup costs, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.  Our growth, operating results and profitability will depend to a large degree on the ability to increase the number of complexes.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The following table sets forth the number of complexes which we currently operate in each state/country.  Unless otherwise indicated, each of the complexes listed below is leased.

State or Country	Number of Complexes

Arizona	1
California	6
Colorado	2
Florida	3
Georgia(a)	3
Hawaii	1
Illinois	2
Kansas	1
Maryland	2
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	3
Pennsylvania	3
Rhode Island	1
Tennessee	1
Texas(b)	7
Toronto, Canada	1
TOTAL	48

(a)                                  Includes one Jillian’s complex that operates under the terms of a limited partnership agreement for which we serve as manager and general partner.

(b)                                 One complex in the state is owned.

We also lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center.  This lease expires in October 2021, with options to renew until October 2041.  We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space.  This lease expires in January 2009.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business.  Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods.  We are working to have these two cases consolidated and coordinated because the potential class members are virtually identical.  Therefore, settlement of one case would resolve both cases.  Various factors, including our internal policies and evidence of compliance with State of California regulations, make early resolution of these cases a possibility.

Various actions have been filed against us and certain subsidiaries based on disagreements with landlords related to the amounts of rent related obligations.  In March 2007, we entered into a confidential settlement agreement and release with the owner of the Jillian’s complex located at the Mall of America in Bloomington, Minnesota resolving all disputes arising out of our leases for space and decision to close the acquired Jillian’s complex.

We have made the appropriate provision for settlement in the above matters in our 2006 financial statements.  In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended February 4, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our capital stock.  One hundred percent of our outstanding capital stock is owned by WS Midway.  There were no repurchases of our capital stock in the fourth quarter of 2006.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.  We derived the selected financial data as of February 4, 2007 and January 29, 2006 and for the 334-day period ended February 4, 2007, 37-day period ended March 7, 2006, and the fiscal years ended January 29, 2006, and January 30, 2005, from the audited consolidated financial statements and related notes.  All references to 2006 relate to the combined 53-week period ending on February 4, 2007 while the other years presented consist of 52-weeks of operations.

	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended(1) January 29, 2006	Fiscal Year Ended(2) January 30, 2005	Fiscal Year Ended February 1, 2004	Fiscal Year Ended February 2, 2003
(dollars in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$459,792	$50,409	$463,452	$390,267	$362,822	$373,752
Operating income	6,409	1,557	12,999	25,391	23,466	14,823
Cumulative effect of a change in an accounting principle, net of income taxes(3)	—	—	—	—	—	(7,096)
Net income (loss)	(12,063)	486	4,288	12,880	10,921	(2,008)
Balance sheet data (as of end of period):
Cash and cash equivalents	10,372		7,582	11,387	6,935	2,530
Working capital (deficit)	(31,430)		(37,206)	(7,656)	(220)	(4,231)
Property and equipment, net	316,840		351,883	331,478	291,473	296,770
Total assets	506,813		423,062	401,171	340,201	338,531
Total debt	254,375		80,175	88,143	53,534	67,794
Stockholders’ equity	96,705		205,220	196,945	179,784	166,585
Other data:
Capital expenditures	$31,943	$10,600	$62,066	$34,234	$24,292	$22,956
Number of complexes at end of period	48	46	46	43	33	32

(1)                      On August 28, 2005, a subsidiary closed the acquired Jillian’s complex. As a result of the closing, we recorded a pre-tax charge of approximately $3,000 comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

(2)                      On November 1, 2004, we completed the acquisition of nine Jillian’s locations, pursuant to an asset purchase agreement, for cash and the assumption of certain liabilities.  The results of the acquired complexes are included in the consolidated results beginning on the date of acquisition.

(3)                      “Cumulative effect of a change in accounting principle” reflects the adoption of Statement of Financial Accounting Standards 142, “Goodwill, and Other Intangible Assets” (“SFAS 142”).  On February 4, 2002, we adopted SFAS 142, which requires annual impairment analyses of intangible assets.  In connection with the adoption of this standard, an impairment analysis was performed resulting in the write-off of goodwill to expense in the amount of $7,096.

ITEM 7.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements, and related notes.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to 2006 relate to the combined 53-week period ending on February 4, 2007.  As discussed further below, fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  All references to 2005 and 2004 relate to the 52-week periods ending on January 29, 2006 and January 30, 2005.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway through the Merger.  Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway.  Although we continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

At the effective time of the Merger discussed above, the following events occurred:

1.                                       All outstanding shares of our common stock (including those issued upon the conversion of our convertible subordinated notes), other than shares held by WS Midway, were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

2.                                       Holders of up to approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.

3.                                       All outstanding options or warrants to acquire our common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

4.                                       To the extent not converted into shares of common stock, we redeemed for cash the convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

On July 10, 2006, we reached an agreement with all dissenting shareholders which provided, among other things, for the permanent and irrevocable settlement of all claims among the parties.  The terms of the settlement included the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement were funded from borrowings under the senior credit facility and available cash.

The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value.  Adjustments to the purchase price allocation, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent.

The sources and uses of funds in connection with the Merger as of February 4, 2007 are summarized below:

Sources
Revolving credit facility and cash on hand	$17,628
Senior credit facility(1)	100,000
Senior notes	175,000
Equity contribution	108,100
Total sources	$400,728

Uses
Consideration paid to stockholders	$264,835
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Payment of existing debt	51,137
Transaction costs (2)	31,087
Total uses	$400,728

(1)          As of the date of the Merger, March 8, 2006, $50,000 of the senior credit facility was available and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006.

(2)          Transaction costs assumed in connection with the Merger include approximately $12,739 related to the exercise of Change in Control agreements by certain executives.

Acquisitions and Disposals

On November 15, 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois, and Ohio.  The gross proceeds of $29,600 approximated the carrying value of the assets.  Net proceeds from the transaction were used to pay down outstanding balances on the Company’s senior credit and revolving credit facilities after a $5,000 hold back for reinvestment.

We agreed to leaseback these facilities from National Retail Properties, Inc. under various operating lease agreements, which have an initial term of 17.5 years.  The leases require us to make monthly rental payments, which aggregate to $2,453 on an annual basis.  Rental payments under the leases are subject to adjustment based on defined changes in the Consumer Price Index.  In addition to the rental payments described above, we are required to pay the property taxes and certain maintenance charges related to the properties.

In October 2005, we acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia.  The limited partner currently earns a preferred return on its remaining invested capital.  We currently have a 50.1 percent interest in the income or losses of the partnership.  After deducting the preferred return to the limited partner, our interest in the income or losses of the partnership is not expected to be significant to the results of operations unless the limited partner receives a full return of its invested capital and preferred return which is not expected to occur in the foreseeable future.  We also manage the complex under a management agreement and receive a fee of 4.0 percent of operating revenues annually.  We account for the general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

On November 1, 2004, we completed the acquisition of nine Jillian’s entertainment complexes located in major metropolitan areas in the states of Arizona, Maryland, Minnesota, North Carolina, New York, Pennsylvania, Tennessee, and Texas.  The acquisition was completed pursuant to an asset purchase agreement for $45,747 in cash.  In addition, we incurred $2,369 in costs related to the transaction.  The results of the operations of the acquired complexes have been included in the consolidated results beginning on the date of acquisition.  The historical results of operations of the acquired complexes were not significant compared to the historical consolidated results of operations.

On August 28, 2005, a subsidiary of ours closed the acquired Jillian’s complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to this complex and the unsuccessful efforts to renegotiate the terms of the related leases.  As a result of the closing, we recorded total pre-tax charges of approximately $3,000 in fiscal 2005, comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

We have converted six of the former Jillian’s locations to the “Dave & Buster’s Grand Sports Café” brand.  We believe this conversion has enhanced efforts to improve the operating economics of the Dave & Buster’s brand throughout the system.  We began converting the stores in September 2005, and converted five of the stores in fiscal 2005.  One additional store was converted in the first quarter of 2006.  We plan to convert two of the remaining Jillian’s locations to Dave & Buster’s during the 2007 fiscal year.

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance.  Those indicators include:

Revenues.  We derive revenues primarily from food, beverage, and amusement sales.  For the fiscal year ended February 4, 2007, we derived 36.7 percent of our total revenue from food sales, 19.0 percent from beverage sales, 42.1 percent from amusement sales, and 2.2 percent from other sources.  We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate.  In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages throughout the complex.  Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle.  Our redemption games include basic games of skill, such as skee-ball and basketball.  The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions.  We review the game play on existing amusements in an effort to match amusements availability with guest preferences.  We will continue to invest in new games as they become available and prove to be attractive to guests.  Exclusive of new store openings, we invested approximately $5,900 in new games during 2006.  We currently anticipate spending approximately $8,000 on new games during fiscal 2007.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time.  This is a very advantageous way to introduce the concept to new guests.  Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products.  Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items.  During fiscal 2006, the cost of food products averaged 25.2 percent of food revenue and the cost of beverage products averaged 25.3 percent of beverage revenue.  The amusement cost of products averaged 12.7 percent of amusement revenues.  The cost of products is driven by product mix and pricing movements from third party suppliers.  We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits.  Operating payroll and benefits consist of wages, employer taxes, and benefits for store personnel.  We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses.  Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows.  The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Quarterly fluctuations, seasonality, and inflation.  As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results.  We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays.  Additionally, we expect that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives.  Although, there is no assurance that our cost of products will remain stable or that the federal or state minimum wage rate will not increase, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.  We expect that its historically higher revenues during the fourth quarter due to the winter holiday season will continue to make the financial results susceptible to the impact of severe weather on customer traffic and sales during that period.

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated.  All information is derived from the consolidated statements of operations included in this Form 10-K.

(dollars in thousands)	334-Day Period from March 8, 2006 to February 4, 2007		37-Day Period from January 30, 2006 to March 7, 2006		Fiscal Year Ended February 4, 2007		Fiscal Year Ended January 29, 2006		Fiscal Year Ended January 30, 2005
	(Successor)		(Predecessor)		(Combined)		(Predecessor)		(Predecessor)

Food and beverage revenues	$256,616	55.8%	$27,562	54.7%	$284,178	55.7%	$253,996	54.8%	$209,689	53.7%
Amusement and other revenues	203,176	44.2	22,847	45.3	226,023	44.3	209,456	45.2	180,578	46.3
Total revenues	459,792	100.0	50,409	100.0	510,201	100.0	463,452	100.0	390,267	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	64,549	25.2	7,111	25.8	71,660	25.2	65,405	25.8	53,890	25.7
Cost of amusements and other (as a percentage of amusement and other revenues) (1)	28,999	14.3	3,268	14.3	32,267	14.3	28,723	13.7	24,344	13.5
Total cost of products	93,548	20.4	10,379	20.6	103,927	20.4	94,128	20.3	78,234	20.0
Operating payroll and benefits (1)	130,123	28.3	14,113	28.0	144,236	28.3	130,367	28.2	109,062	27.9
Other store operating expenses (1)	147,295	32.0	15,323	30.4	162,618	31.9	144,066	31.1	113,810	29.2
General and administrative expenses(1)	35,055	7.6	3,829	7.6	38,884	7.6	33,951	7.3	28,237	7.2
Depreciation and amortization expense	43,892	9.5	4,328	8.6	48,220	9.4	42,616	9.2	34,238	8.8
Startup costs	3,470	0.8	880	1.7	4,350	0.8	5,325	1.1	1,295	0.3
Total operating costs	453,383	98.6	48,852	96.9	502,235	98.4	450,453	97.2	364,876	93.4
Operating income	6,409	1.4	1,557	3.1	7,966	1.6	12,999	2.8	25,391	6.6
Interest expense, net	27,064	5.9	649	1.3	27,713	5.4	6,695	1.4	5,586	1.4
Income (loss) before provisions for income taxes	(20,655)	(4.5)	908	1.8	(19,747)	(3.8)	6,304	1.4	19,805	5.2
Provision (benefit) for income taxes	(8,592)	(1.9)	422	0.8	(8,170)	(1.5)	2,016	0.4	6,925	1.8
Net income (loss)	$(12,063)	(2.6)%	$486	1.0%	$(11,577)	(2.3)%	$4,288	1.0%	$12,880	3.4%
Cash provided by (used in):
Operating activities	$43,678		$10,741		$54,419		$65,423		$49,064
Investing activities	(341,104)		(10,600)		(351,704)		(63,271)		(81,772)
Financing activities	299,986		89		300,075		(5,957)		37,160

Change in comparable store sales(2)						5.5%		1.5%		(0.2)%
Stores open at end of period(3)	48		46		48		46		43
Comparable stores open at end of period	33		33		33		33		32

(1)                   Certain prior period balances have been reclassified to conform to the current period presentation and to reflect successor management’s view of store level operations, as shown below:

a)                     Costs associated with multi-unit operations personnel have been reclassified from operating expenses to general and administrative expenses.

b)                    Certain costs associated with special events revenue have been reclassified from other store operating to cost of amusements and other.

c)                     Certain costs associated with cost of goods sold have been reclassed from other store operating to cost of food and beverage and cost of amusements and other.

Amount of increase (decrease) in previously reported costs:

	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended February 4, 2007	Fiscal Year Ended January 29, 2006	Fiscal Year Ended January 30, 2005
(dollars in thousands)	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)

Cost of food and beverage	$—	$—	$—	$3,587	$2,523
Cost of amusements and other	—	85	85	3,248	2,640
Operating payroll and benefits	—	(252)	(252)	(2,017)	(1,480)
Other store operating	—	(182)	(182)	(7,611)	(5,699)
General and administrative expenses	—	349	349	2,793	2,016
Total operating costs	$—	$—	$—	$—	$—

(2)                   “Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(3)                   The number of stores open at February 4, 2007 includes the openings of complexes in New York Times Square on April 5, 2006, and Maple Grove, Minnesota on November 13, 2006, and the openings of complexes in Omaha, Buffalo and Kansas City in the second, third and fourth quarters of 2005, respectively.

Fiscal 2006 Compared to Fiscal 2005

Revenues

Fiscal 2006 consisted of 53-weeks compared to 52-weeks in fiscal 2005.  Where appropriate for comparative purposes, we have estimated the changes in fiscal 2006 operating results versus an estimated 53-week period for fiscal 2005.

Total revenues increased 10.1 percent, or $46,749, for the 53-weeks of 2006 compared to the 52-weeks of fiscal 2005.  We have estimated the revenues during the 53rd week of fiscal 2006 to be $9,018.  The revenue growth provided by the additional week of sales in fiscal 2006 was partially offset by a $2,367 non-cash reduction in revenue related to the deferral of amusement revenue during the 334-day period from the Merger date to February 4, 2007.  The revenue deferral represents our estimate of the amount of amusement and other revenues during the current fiscal year that will be fulfilled by customer game play in subsequent periods, and has no impact on our business or cash flow.  However, the deferral of this revenue reduced our GAAP (“Generally Accepted Accounting Principles”) amusement revenue during the current fiscal year.

We have estimated that the increases in revenues were derived from the following sources:

	Impact of
	Additional	Deferral of
	Week in	Amusement	Ongoing
(dollars in thousands)	Fiscal Period	Revenue	Operations	Total

Comparable stores	$6,646	$(1,834)	$15,493	$20,305
Non-comparable stores:
Stores opened or acquired prior to fiscal 2005	1,588	(357)	4,426	5,657
Stores opened in 2005	316	(117)	11,980	12,179
Stores opened in 2006	468	(59)	13,652	14,061
Closed stores and other	—	—	(5,453)	(5,453)
Total	$9,018	$(2,367)	$40,098	$46,749

Comparable store sales, excluding the impact of the revenue deferral described above, increased by approximately 4.1 percent in fiscal 2006 compared to an estimated 53-week fiscal 2005.  Comparable special events revenues accounted for 17.3 percent of consolidated comparable store revenue for fiscal 2006, up from 17.2 percent in fiscal 2005.

Food sales at comparable stores increased by 7.0 percent over fiscal 2005 (5.2 percent increase compared to an estimated 53-week fiscal 2005).  Our revenues were supported by 19-weeks of advertising on cable television in all of the markets and supplemental spot radio advertising in selected markets.  Our marketing efforts in 2006 focused on national cable and spot radio, which has proven more effective than the radio and print used in 2005.  The increase in food sales was accomplished in part by the continued success of the “Power Combo” promotion.  Beverage sales at comparable stores increased by 6.9 percent over fiscal 2005 (4.8 percent increase compared to an estimated 53-week fiscal 2005) as we experienced continued positive results of promotional activity around the beverage component of our business.  Comparable store amusements and other revenue in fiscal 2006 increased by 3.6 percent versus 2005.  Comparable store amusement and other revenue, excluding the impact of the revenue deferral described above, increased 2.9 percent in fiscal 2006 compared to an estimated 53-week fiscal 2005.

Our revenue mix was 55.7 percent for food and beverage and 44.3 percent for amusements and other for fiscal 2006.  This compares to 54.8 percent and 45.2 percent for fiscal 2005.  The shift in the revenue mix was operationally influenced by the success of two promotional efforts launched in the middle of the second quarter of 2005, the “Power Combo” promotion, and the “Super Charge” promotion.  The “Power Combo” promotion provides guests with a value offering that includes selected entrees and a game card at a fixed price.  The “Super Charge” promotion allows guests to increased purchased game play on certain Power Cards by twenty-five percent for a discounted amount.  The deferral of amusement revenue discussed above during the 2006 Successor operating period exaggerated the impact of the operating initiatives on our sales mix.  Our revenue mix, excluding the impact of the current year revenue deferral was 55.4 percent food and beverage, 44.6 percent amusements and other.

Cost of Products

Cost of food and beverage products declined 60 basis points to 25.2 percent of revenue for fiscal 2006 compared to 25.8 percent for fiscal 2005.  Decreases in dairy, meat, grocery, liquor and wine costs were offset by slight increases in the cost of beer compared to fiscal 2005.

The costs of amusements and other, as a percentage of amusements and other revenues increased 60 basis points to 14.3 percent for fiscal 2006 compared to 13.7 percent for 2005.  This increase is primarily a result of the revenue mix changes described above and increased freight charges.

Operating Payroll and Benefits

Operating payroll and benefits slightly increased as a percent of revenue at 28.3 percent for fiscal 2006 compared to 28.2 percent for fiscal 2005.

Other Store Operating Expenses

Other store operating expenses increased to 31.9 percent from 31.1 percent for fiscal 2006 compared to fiscal 2005.  The increase in other operating expenses is primarily associated with a $3,100 non-cash charge, attributable to a change in the estimate related to liabilities for general liability and workers compensation claims.  Our revised estimates were derived from an actuarial study completed in the fourth quarter of fiscal 2006.  The additional expense recorded as a result of the change in estimate is primarily attributable to open policy years prior to fiscal 2006.  We do not believe that the adjustments recorded in the fourth quarter of fiscal 2006 reflect a material difference in the historic trends of our business nor will they adversely affect our business outlook.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters.  General and administrative expenses increased 30 basis points for fiscal 2006 compared to fiscal 2005.  Reductions in costs incurred for audit services were offset by expenses associated with the Merger transactions, including employment agreement costs triggered by the Merger transaction, litigation expenses, and provision for estimated incentive compensation programs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5,604 primarily due to 53-weeks of depreciation in 2006 compared to 52-weeks in 2005, new store openings in 2006 and 2005, and the conversion of six of the Jillian’s locations acquired in fiscal 2004 to Dave & Buster’s Grand Sports Café brand in 2006 and 2005.  Depreciation and amortization expense in fiscal 2005 also included a $2,500 charge in the second quarter of 2005 related to the closing of the Jillian’s entertainment complex located at the Mall of America in Bloomington, Minnesota.  The $2,500 charge consisted of additional depreciation, amortization, and impairment of the assets which were abandoned and whose carrying value was not recoverable.

Startup Costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff training and recruiting, and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The decrease in startup costs is primarily attributable to the opening of the Times Square and Maple Grove locations in the first and fourth quarters of 2006, respectively, compared to the opening of the Omaha, Buffalo and Kansas City locations in the second, third and fourth quarters of 2005, respectively.  Startup costs were also impacted in the first quarter of 2006 due to the conversion of one of the Jillian’s locations to Dave & Buster’s Grand Sports Café brand.  We converted five of the Jillian’s stores in the third and fourth quarters of 2005.

Interest Expense

The increase in interest expense is attributed to borrowings of $79,375 under the senior credit facility and the private placement of $175,000 aggregate principal amount of senior notes that were issued in connection with the Merger.

Provision for Income Taxes

Our effective tax rate differs from the statutory rate primarily due to the impact of certain expenses that are not deductible for tax purposes, the deduction for FICA tip credits and state income taxes.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Total revenues increased 18.8 percent, or $73,185, for fiscal 2005 compared to fiscal 2004.  Comparable stores revenue increased 1.5 percent, or $5,311 for fiscal 2005 compared to fiscal 2004.

The increases were derived from the following sources:

Acquired Jillian’s branded stores	$48,643
Dave & Buster’s branded stores opened in fiscal 2004 and 2005	18,030
Comparable Dave & Buster’s branded stores	5,311
Other	1,201
Total increase	$73,185

Our revenue mix was 54.8 percent for food and beverage and 45.2 percent for amusements and other.  This compares to 53.7 percent and 46.3 percent, respectively, for the comparable period in 2004.  The shift in the revenue mix was influenced by the success of the “Power Combo” and “Super Charge” promotions at our stores, partially offset by the operations of the Jillian’s branded stores, which traditionally have a larger percentage of revenue attributable to amusements.

Food sales at our comparable stores increased by 5.7 percent over sales levels achieved in the same period of 2004.  This increase in food sales was accomplished primarily by the success of the “Power Combo” promotion.  Beverage sales at the comparable stores increased by 4.3 percent over fiscal 2004 as we experienced continued success of the “Late Night Happy Hour” and other promotional activity around the beverage component of the business.  Comparable store amusements revenue in fiscal 2005 declined by 2.6 percent versus the same period of 2004, due in part to the discounted game play resulting from promotional activities.

Comparable special events revenues accounted for 16.4 percent of consolidated revenue for fiscal 2005, up from 16.1 percent in the comparable 2004 period.

Cost of Products

Cost of food and beverage products increased 10 basis points to 25.8 percent of revenue for fiscal 2005, compared to 25.7 percent for fiscal 2004.  For comparable locations, food and beverage costs as a percentage of revenue decreased 50 basis points to 24.3 percent, compared to 24.8 percent for fiscal 2004.  These decreased costs were offset by higher food and beverage costs at the Jillian’s locations, which were 26.4 percent of revenue.  Higher food and beverage costs at our Jillian’s locations were due in part to costs associated with the implementation of new menu items.

The costs of amusements and other, as a percentage of amusements and other revenue, increased 20 basis points to 13.7 percent for fiscal 2005 compared to 13.5 percent for fiscal 2004.  Margin improvements achieved by purchasing amusement redemption items directly from Asia were offset by the impact of the revenue mix changes described above.

Operating Payroll and Benefits

Operating payroll and benefits increased 30 basis points to 28.2 percent of revenue for fiscal 2005, compared to 27.9 percent for fiscal 2004.  This increase was primarily driven by additional management training costs and $400 in severance costs required to close the acquired Jillian’s complex located at the Mall of America.

Other Store Operating Expenses

Other store operating expenses increased 190 basis points to 31.1 percent for fiscal 2005, compared to 29.2 percent for the same period of 2004.  Occupancy costs as a percentage of total revenues increased 80 basis points as a result of Jillian’s higher rent and tax costs compared to their sales volumes.  Increases in utility costs (50 basis points) and restaurant expense (70 basis points) also contributed to the overall increase.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of corporate headquarters.  General and administrative expenses, as a percentage of revenues, remained relatively flat for fiscal 2005, compared to 2004.

The increase in absolute dollars of approximately $5,700 was primarily attributable to increases in personnel costs and services in support of the acquired Jillian’s locations and new store growth.

Depreciation and Amortization Expense

Depreciation and amortization expense increased primarily due to ongoing expense associated with the Jillian’s locations acquired in November 2004 and the charge related to the August 28, 2005 closure of the Jillian’s complex located at the Mall of America.  We closed the complex due to continuing operating losses and unsuccessful efforts to renegotiate the terms of the related leases.  As a result of the closing, we recorded a pre-tax charge of approximately $2,500 in the second quarter of 2005.  The charge consisted of additional depreciation, amortization, and impairment of the assets which were abandoned and whose carrying value was not recoverable as of July 31, 2005.

Startup Costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training, and recruiting and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  Through October 30, 2005, rent incurred between the time construction is substantially completed and the time the complex opens was included in startup costs.  Beginning October 31, 2005, all rent incurred during the construction period is expensed and included in startup costs.  The increase in startup costs as a percentage of revenues is primarily attributed to the opening of the Omaha, Buffalo, and Kansas City locations in the second, third, and fourth quarters of 2005 compared to the opening of the Santa Anita location in the third quarter of 2004.  Startup costs were also impacted in fiscal 2005 due to the conversion of five Jillian’s locations to our “Dave & Buster’s Grand Sports Café” brand.

Interest Expense

Interest expense as a percentage of revenues remained flat as a percentage of revenues, however increased in absolute dollars approximately $1,100.  The increase in absolute dollars is attributed to the increased borrowings under the debt facility as a result of the Jillian’s acquisition.  During fiscal year 2005, we reduced our outstanding debt by approximately $8,000.

Provision for Income Taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and Capital Resources

Total cash requirements of the Merger of approximately $400,728 were used to (i) purchase common stock, outstanding options and warrants, and shares issued upon the conversion of convertible subordinated notes; (ii) redeem the convertible subordinated notes if not previously converted; (iii) repay in full all funds borrowed under the existing credit facility, and terminate such facility; and (iv) to pay certain fees, costs and expenses related to the Merger.  These financing requirements were financed through a cash equity contribution of $108,100 by affiliates of Wellspring and HBK, proceeds from a new $160,000 senior secured credit facility, and proceeds from the issuance of $175,000 in senior notes and cash on hand.

In connection with the Merger, we terminated the existing credit facility and entered into a senior credit facility (the “senior credit facility”) that provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, March 8, 2006, and $50,000 was available on a delayed-draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of February 4, 2007, borrowings under the revolving credit facility and term loan facility were $0 and $79,375, respectively, and we had $6,956 in letters of credit outstanding.

The senior credit facility is secured by all of our assets.  Borrowings on the senior credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 8.25 percent at February 4, 2007 or, at our option, the applicable Eurodollar rate of 5.35 percent at February 4, 2007, plus a margin, in either case, based upon financial performance, as prescribed in the senior credit facility.  Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent.

Interest rates on borrowings under the senior credit facility vary based on the movement of prescribed indexes and applicable margin percentages.  On the last day of each calendar quarter, we are required to pay a commitment fee of 0.5 percent on any unused commitments under the revolving credit facilities or the term loan facility.  The senior credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters beginning June 2006 in aggregate annual amounts equal to 1.0 percent of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters.  Our indebtedness increased to $254,375 as of February 4, 2007 compared to $80,175 as of January 29, 2006, as a result, the annual interest expense increased materially.

The senior credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets.  In addition, under the senior credit facility, we are required to meet certain financial covenants, ratios, and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The indenture under which the senior notes are to be issued also contains customary covenants and events of defaults.

We believe that cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future.  Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described under “Risk Factors” in this Form 10-K.

Historical Cash Flows

Fiscal 2006 Compared to Fiscal 2005

As of February 4, 2007, we had cash and cash equivalents of $10,372 and available borrowing capacity of $53,044 under the revolving credit facility of the senior credit facility.

Cash flow from operations was $54,419 for fiscal 2006 compared to $65,423 for fiscal 2005.  The decrease in cash flow from operations from 2005 is primarily due to an increase in the cash paid for interest of approximately $12,900.

Cash used in investing activities was $351,704 for fiscal 2006 compared to $63,271 for fiscal 2005.  The year-to-date investing activities include approximately $338,239 in Merger-related payments for the following: $264,835 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $19,735 in transaction costs.  Year-to-date 2006 capital expenditures totaled $42,543 which was comprised of approximately $5,900 in games, $21,700 for new store development and construction (primarily construction costs for the 2006 store openings in Times Square, New York and Maple Grove, Minnesota), normal capital expenditures at existing stores and conversion costs for one of the Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand.  During the fourth quarter of 2006, we entered into the sale and leaseback agreements related to three properties we owned.  These transactions generated $28,357 in net proceeds.  The investing activities for fiscal 2005 included capital expenditures of $62,066 which was comprised of $8,900 in games, approximately $30,700 for new store development and construction (primarily construction costs for the 2005 store openings in Omaha, Nebraska, Buffalo, New York and Kansas City, Kansas) and normal capital expenditures at existing stores.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords.  We expect to spend approximately $38,000 ($35,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2007.  The 2007 expenditures will include approximately $15,700 ($12,700 net of tenant improvement allowance) for new store construction, and $22,300 in maintenance capital and new games.

Cash provided from financing activities was $300,075 for fiscal 2006 compared to cash used in financing activities of $5,957 in fiscal 2005.  Proceeds from debt incurred in connection with the Merger aggregated $292,628 and cash equity contributions received in connection with the Merger aggregated $108,100.  These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

Holders of approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.  On July 10, 2006, we and all dissenting shareholders reached an agreement, which provided, among other things, for the permanent and irrevocable settlement of all claims between the parties associated with the Merger or the dissenting action.  We paid approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement have been funded from borrowings under the senior credit facility.

On November 15, 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois, and Ohio.  The transaction was completed at a sale price of $29,600.  Net proceeds from the transaction were used to pay down outstanding balances on our senior credit and revolving credit facilities after a $5,000 hold back for reinvestment.

We agreed to leaseback these facilities under various operating lease agreements, which have an initial term of 17.5 years.  The leases require us to make monthly rental payments, which aggregate to $2,453 on an annual basis.  Rental payments under the leases are subject to adjustment based on defined changes in the Consumer Price Index.  In addition to the rental payments described above we are required to pay the property taxes and certain maintenance charges related to the properties.

Fiscal 2005 Compared to Fiscal 2004

Cash flow from operations was $65,423 for fiscal 2005 compared to $49,064 for fiscal 2004.  The increase in cash flow from operations was partially offset by $4,082 in required payments for income taxes and $4,183 in required interest payments during 2005.

Cash used in investing activities was $63,271 for 2005 compared to $81,772 for 2004.  The investing activities for 2005 included approximately $8,900 to purchase games, approximately $30,700 for new store development and construction (primarily construction costs for the new stores, which opened in Omaha, Nebraska, Buffalo, New York and Kansas City, Kansas in July, October and November 2005, respectively) and normal capital expenditures at previously existing stores.  The addition of three new complexes represents the largest new store construction effort since 2001.  We spent approximately $3,500 in capital expenditures during fiscal 2005 to convert five Jillian’s stores to our “Dave & Buster’s Grand Sports Café” brand.  The majority of the re-branding expenditures were incurred in the fourth quarter of fiscal 2005.  The investing activities for 2004 included cash of $47,876 for the acquisition of the nine Jillian’s locations.

In October 2005, we acquired the general partner interest in a limited partnership, which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia.  The cost for this interest, acquired pursuant to an auction held by the bankruptcy court was $1,169.  The current agreement provides for payment of a preferred return to the limited partners and a management fee to us prior to distributions of other net operating income or losses.

Cash used from financing activities was $5,957 for fiscal 2005 and was used to reduce outstanding debt balances.  The 2004 cash provided by financing activities of $37,160 was the result of increased debt used to fund the Jillian’s acquisition.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of February 4, 2007 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Senior credit facility(1)	$79,375	$1,000	$2,000	$2,000	$74,375
Senior notes	175,000	—	—	—	175,000
Operating leases(2)	565,259	42,457	84,544	84,554	353,704
Other – capital leases	663	368	295	—	—
Total	$820,297	$43,825	$86,839	$86,554	$603,079

(1)                                  The senior credit facility includes a $100,000 term loan facility and $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a Canadian $5,000 revolving sub-facility.  As of February 4, 2007, borrowings under the revolving credit facility were $0; we had drawn approximately $79,375 under the term loan facility and had $6,956 in letters of credit outstanding.

(2)                                  We have an operating lease agreement for a future site located near Tempe, Arizona.  Our commitment under the Tempe, Arizona agreement is included in the table above.

Accounting Policies

We believe that the following critical accounting policies, among others, represent more significant judgments and estimates used in the preparation of the consolidated financial statements.

Purchase accounting – We have accounted for the Merger in accordance with Statement of Financial Accounting Standards 141, “Business Combinations,” whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Merger.  The Merger and the allocation of the purchase price have been recorded as of March 8, 2006.  In connection with the purchase price allocation, we have made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists.  As of February 4, 2007, we recorded purchase accounting adjustments to the carrying value of property and equipment, to establish intangible assets for trade names and trademarks and to revalue rent liability, among other matters.  The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent.

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

Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of property and equipment are impaired.  We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.  Changes in the estimated future cash flows could have a material impact on the assessment of impairment.

Income taxes – We use the liability method for recording income taxes which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations.  As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities.  Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard 5 “Accounting for Contingencies.”  Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue.  Accordingly, we may experience significant changes in tax reserves in the future, if or when, such events occur.

Accounting for amusement operations – The majority of our amusement revenue is derived from the customer purchase of game play credits which allow our guests to play the video and redemption games in our midways.  We have recognized a liability for estimated amount of unused game play credits which we believe our guests will utilize in the future.  Certain midway games allow guests to earn coupons, which may be redeemed for prizes.  The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our Winner’s Circle or storing the coupon value on a Power Card for future redemption.  We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods.

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

Insurance reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability.  Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Loss contingencies – We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations.  Significant contingencies include those related to litigation.  We account for contingent obligations in accordance with SFAS 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement.  Contingencies which are deemed probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements.  If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

The assessment of loss contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in the financial statements.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (That Is, Gross Versus Net Presentation).  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  We present revenues net of sales taxes.  This issue will not impact the method for presenting these sales taxes in the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 requires companies to determine whether it is more likely than not that, a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not believe that the implementation of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this adoption on our consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk relating to changes in the general level of interest rates.  Earnings are affected by changes in interest rates due to the impact of those changes on interest expense from variable rate debt.  Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent.  Agreements to fix a portion of the variable rate debt mitigate the interest rate risk.

We have market risk associated with foreign operations.  Our market risk associated with foreign operations arises from one unit that we operate in Canada and one unit that is operated by a franchisee in Mexico.  Management considers the currency risk associated with these operations to be immaterial to our portfolio of operating restaurant/entertainment complexes.  The result of an immediate 10.0 percent devaluation of the U.S. dollar in 2007 from February 4, 2007 levels relative to foreign currency translation would result in a decrease in the U.S. dollar-equivalent of foreign currency denominated net income and would be insignificant.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-21 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter ended February 4, 2007, that had materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

Not applicable

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or qualified or until his earlier death, resignation, or removal.  Pursuant to a shareholders agreement, Wellspring has the right to designate all but one of the directors, and HBK has the right to designate, at its option, one observer or one director, in each case reasonably acceptable to Wellspring, to observe or serve, as applicable, on our board of directors for so long as HBK owns 50 percent of the common stock of WS Midway Holdings, Inc. to which it initially subscribed.  In addition, Wellspring and HBK have the right to remove any or all of the directors that they appointed.  As two of the members of the Board of Directors (Mr. King and Ms. Johnson) are employees of the Company and as the remaining members of the Board of Directors are employees of an affiliate of the owner of the majority interest in WS Midway, none of the directors are “independent” as such term is defined by the listing standards of the New York Stock Exchange and the rules of the SEC.

Set forth below is biographical information regarding the directors and executive officers:

Mike Flesch, 43, has served as Senior Vice President of Operations since September 2006.  After joining the Company in 1999, Mr. Flesch served in various operating positions of increasing responsibilities including Regional Operations Director from February 2002 until June 2003 and Vice President of Operations from June 2003 until September 2006.

Brian A. Jenkins, 45, joined the Company in December 2006, as Senior Vice President and Chief Financial Officer.  From 1996 until August of 2006, he served in various capacities (most recently as Senior Vice President – Finance) with Six Flags, Inc.

Starlette Johnson, 44, has served as President, Chief Operating Officer, and Director of the Company since April 2007.  From June 2006 until April 2007, Ms. Johnson served as Senior Vice President and Chief Strategic Officer of the Company.  From 2004 to June 2006, she was an independent consultant to restaurant, retail, and retail services companies.

From 1995 to 2004, she served in various capacities (most recently as Executive Vice President and Chief Strategic Officer) of Brinker International, Inc.

Stephen M. King, 49, has served as Chief Executive Officer and Director of the Company since September 2006.  From March 2006 until September 2006, Mr. King served as Senior Vice President and Chief Financial Officer of the Company.  From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and most recently as President and Chief Operating Officer of International.

Margo Manning, 42, has served as Senior Vice President of Training and Special Events since September 2006.  Prior to that, she served as Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005.  From December 1999 to September 2001, she served as Assistant Vice President of Team Development and from 1991 to December 1999, she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger, 50, has served as Vice President—Accounting and Controller since January 2005.  From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) with Carlson Restaurants Worldwide, Inc.

Maria M. Miller, 50, has served as Senior Vice President and Chief Marketing Officer since May 2003.  From 2000 to 2003, she was principal and co-founder of a marketing consulting firm and engaged with an internet start-up company.

J. Michael Plunkett, 56, has served as Senior Vice President of Purchasing and International Operations since September 2006.  Previously, he served as Senior Vice President—Food, Beverage and Purchasing/Operations Strategy from June 2003 until June 2004 and from January 2006 until September 2006.  Mr. Plunkett also served as Senior Vice President of Operations for Jillian’s from June 2004 to January 2006, as Vice President of Kitchen Operations from November 2000 to June 2003, as Vice President of Information Systems from November 1996 to November 2000, as Vice President and Director of Training from November 1994 until November 1996.  From 1982 to November 1994, he served in operating positions of increasing responsibility for us and our predecessors.

Jay L. Tobin, 49, has served as Senior Vice President and General Counsel since May 2006.  From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) of Brinker International, Inc.

Jeffrey C. Wood, 44, has served as Senior Vice President and Chief Development Officer since June 2006.  Mr. Wood previously served as Vice President of Restaurant Leasing for Simon Property Group from April 2005 until June 2006 and in various capacities (including Vice President of Development—Emerging Concepts and Vice President of Real Estate and Property Development) with Brinker International from 1993 until November 2004.

Greg S. Feldman, 50, became a Director and Chairman of the Board of Directors upon consummation of the Merger in March 2006.  Mr. Feldman is a Partner of Wellspring, which he co-founded in January 1995.

Daniel Y. Han, 29, became a Director of the Company on November 15, 2006.  He has served as a Vice President of Wellspring Capital Management, LLC since May 2006 and prior to that date he served in various other capacities with Wellspring from September 2002.  From July 2000 until September 2002, Mr. Han was an Analyst in the Mergers and Acquisitions Group of J.P. Morgan Securities, Inc.

Carl M. Stanton, 39, became a Director upon consummation of the Merger.  Mr. Stanton is a Partner at Wellspring, which he joined in 1998.

Corporate Governance

The Board of Directors met four times in fiscal 2006, including regular and special meetings.  During this period, no individual director attended fewer than 75 percent of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.  With the exception of one pre-Merger director who did not attend one meeting of the Board of Directors, as a group, our directors attended 100 percent of the total number of meetings of the Board of Directors and committees on which they served while they were members during fiscal 2006.

Members of the post-Merger Board of Directors do not get compensated for service on the Board of Directors.

Code of Business Ethics and Whistle Blower Policy

In April 2006, the Board of Directors adopted a Code of Business Ethics that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees generally.  The Code of Business Ethics is available on our website at www.daveandbusters.com/about/codeofbusinessethics.aspx.  In addition, our Whistle Blower Policy is available on our website at www.daveandbusters.com/about/whistleblowerpolicy.aspx.

Communications with the Board of Directors

If you wish to communicate with the Board of Directors or with an individual director, you may direct such communications in care of the General Counsel, 2481 Mañana Drive, Dallas, Texas 75220.  The communication must be clearly addressed to the Board of Directors or to a specific director.  The Board of Directors has instructed the General Counsel to review and forward any such correspondence to the appropriate person or persons for response.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and Compensation Committee.  The charters for each of these committees are posted on our website at www.daveandbusters.com/about/corporategovernance.aspx.  The Board of Directors does not have a Nominating Committee or committee performing similar functions.  As all of our Common Stock is owned by WS Midway, the Board of Directors has determined that it is not necessary for us to have a Nominating Committee.  The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

The Audit Committee, comprised of Messrs. Feldman, Han and Stanton, and chaired by Mr. Han, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements and internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews and approves major accounting policies and significant internal accounting control procedures.  It operates pursuant to a charter that was amended and restated in December 2006.  The Audit Committee met two times during fiscal 2006.

In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Feldman, Han and Stanton and chaired by Mr. Feldman, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements.  It operates pursuant to a charter that was amended and restated in December 2006.  The Compensation Committee met one time during fiscal 2006.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes our compensation program for executive officers.  The following discussion focuses on the program and decisions for 2006 and we address why we believe the program is right for our Company.  All dollar amounts are presented in whole dollars, unless otherwise noted.

Compensation Philosophy and Overall Objectives of Executive Compensation Programs

It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance the value of the Company.  The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

•                  Provide a competitive total executive compensation package that enables us to attract, motivate, and retain key executives.

•                  Integrate all pay programs with our annual and long-term business objectives and strategy, and focus executives on the fulfillment of these objectives.

•                  Provide variable compensation opportunities that are directly linked with our financial and strategic performance.

Cash Compensation

Cash compensation includes base salary and annual incentive plan awards.  The base salary of each of our executive officers is determined by an evaluation of the responsibilities of that position and by comparison to the level of salaries paid in the competitive market in which we compete for comparable executive ability and experience.  Annually, the performance of each Named Executive Officer is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer and the President taking into account our operating and financial results for the year, a subjective assessment of the contribution of each executive officer to such results, the achievement of strategic and other individual goals established for each such executive officer at the beginning of each year, and competitive salary levels for persons in those positions in the markets in which we compete.

Our annual bonus plan (the “Bonus Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan.  The Compensation Committee believes the Bonus Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for the Company’s employees upon achievement of targeted operating results as determined by the Compensation Committee and the Board of Directors.  The fiscal 2006 Bonus Plan was based on our targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the year.  For 2007, the Bonus Plan has been modified for certain of our Executive Officers.  Most employees will continue to receive a bonus based on achievement of targeted EBITDA for the year.  However, substantially all of the Executive Officers will receive a bonus based on an achievement of various corporate objectives (including items such as EBITDA, total sales, comparable store sales, and similar measures) and other individual performance objectives unique to an individual executive officer’s role, as determined by the Compensation Committee prior to the beginning of the 2007 fiscal year.  The Compensation Committee will continue to review and modify the performance goals for the Bonus Plan as necessary to ensure reasonableness, achievability, and consistency with our overall objectives.

In 2006, annual base salary increases and incentive compensation awards for all of the Named Executive Officers were approved by the Compensation Committee and reported to the Board of Directors.

The Compensation Committee believes the recommended salary levels and incentive awards were warranted and consistent with the performance of such executives during fiscal year 2006 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal year 2006 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

In reviewing fiscal year 2006 Bonus Plan results, the Compensation Committee recognized that the Company exceeded the EBITDA target for financial performance, which resulted in an award above target level performance for all employees, including the Named Executive Officers.  Overall, employees were paid on average 110 percent of their target bonus opportunity for fiscal 2006 performance.

Long-Term Incentives

The Compensation Committee believes that it is essential to align the interests of the executives and other key management personnel responsible for our growth with the interests of our stockholder.  The Compensation Committee has also identified the need to retain tenured, high performing executives.  The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the objectives of enhancing our value, as set forth in the WS Midway Stock Option Plan.

The Committee awarded stock options to the Named Executive Officers during fiscal 2006.  The WS Midway Stock Option Plan was established, generally, to compensate option recipients for working to increase our value.  A portion of the stock options granted have time-based vesting.  However, the majority of the stock options granted have a performance-based vesting feature.  The options do not have any value to the recipient until the sale of the Company by WS Midway (or other defined liquidity event).  The options with performance-based vesting require an increase in the value of the Company above a stipulated internal rate of return before there is any benefit to the recipient.  All options to be granted under the WS Midway Stock Option Plan have been granted.  The only option grants that can be made in the future would be the re-allocation of options forfeited by a participant.  After taking into account the value of these awards, the Named Executive Officers’ actual long-term incentive compensation generally continues to fall below comparable market total direct compensation.

The Compensation Committee will continue to review long-term incentives and make recommendations, where it deems appropriate, to the Company’s Board of Directors, from time-to-time, to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code under the Omnibus Budget Reconciliation Act of 1993 limits the deductibility of compensation over $1 million paid by a company to an executive officer.  The Compensation Committee will take action to qualify most compensation approaches to ensure deductibility, except in those limited cases in which the Compensation Committee believes stockholder interests are best served by retaining flexibility.  In such cases, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its compensation objectives.

Summary

As a result of pay-for-performance concepts incorporated in our executive compensation program, the Compensation Committee believes that the total compensation program for executive officers is competitive with the compensation programs provided by other companies with which we compete and emulates programs of high-performing companies.  The Compensation Committee also believes this program will provide opportunities to participants that are consistent with the expectations of the Board of Directors and our debt holders.

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the management of the Company.  Based on that review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for 2006.

Greg S. Feldman, Chair	Daniel Y. Han	Carl M. Stanton

2006 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2006 to or for each person serving as our Chief Executive Officer and Chief Financial Officer in 2006, each of the three most highly compensated executive officers serving at the end of 2006, and two additional persons serving as executive officers during the year for whom disclosure would be required but for the fact that such persons were not serving as executive officers at the end of 2006 (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(7) ($)	Total ($)

James W. Corley(1) (CEO & COO)	2006	370,193	—	—	—	—	6,123,980	6,494,173

Stephen M. King (CEO, CFO)	2006	338,462	—	102,072	220,000	2,784	24,768	688,086

William C. Hammett, Jr.(2)
(Senior Vice President and Chief Financial Officer)	2006	50,192	—	—	—	—	1,419,091	1,469,283

Brian A. Jenkins
(Senior Vice President and Chief Financial Officer)	2006	42,308	—	39,745	22,377	4	2,970	107,404

David O. Corriveau(3)
(President)	2006	560,577	875,000	—	—	—	1,449,803	2,885,380

Starlette Johnson
(President and Chief Operating Officer)	2006	246,634	—	87,491	206,250	585	17,472	558,432

Sterling R. Smith(4)
(Senior Vice President,
Operations)	2006	236,461	174,000	—	—	2,004	1,145,041	1,557,506

Nancy Litzler(5)
(Senior Vice President, Human Resources)	2006	131,924	—	—	—	(1,088)	1,057,898	1,188,734

Bryan L. Spain(6)
(Senior Vice President,
Real Estate Development)	2006	47,250	—	—	—	(640)	1,144,699	1,191,309

(1)        Mr. Corley departed from the Company in September 2006.  Pursuant to an Executive Retention Agreement, dated April 3, 2000, between Mr. Corley and the Company, Mr. Corley received termination pay equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) a special bonus equal to the sum of his annual salary and the maximum bonus payable under our bonus plan, (c) accrued and unpaid vacation pay, (d) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2006 fiscal year, and (e) a continuation of certain employee benefits until February 2009.

(2)        Mr. Hammett departed from the Company in March 2006 following the consummation of the Merger and received severance payments equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) a prorated annual bonus payable under our bonus plan for the 2006 fiscal year, and (c) a continuation of certain employee benefits through February 2010.

(3)        Mr. Corriveau departed from the Company on March 16, 2007, subsequent to the end of our 2006 fiscal year.  Pursuant to the Employment Agreement and Executive Retention Agreement, each dated April 3, 2000, by and between Mr. Corriveau and the Company, Mr. Corriveau received subsequent to the end of our 2006 fiscal year, a special bonus equal to the sum of annual salary and the maximum bonus payable under our bonus plan for the 2006 fiscal year which has been included under “All Other Compensation.”

              In addition, Mr. Corriveau received termination pay subsequent to the end of our 2006 fiscal year.  These payments included termination pay equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2007 fiscal year, and (c) the value of certain employee benefits for the period commencing on March 16, 2007 and ending March 2009.  These payments are not reported in the table and will be disclosed as compensation in the 2007 fiscal year Summary Compensation Table.

(4)        Mr. Smith’s employment with the Company was terminated in February 2007.  Pursuant to the Executive Retention Agreement, dated June 11, 2001, by and between Mr. Smith and the Company, Mr. Smith received certain payments subsequent to the end of our 2006 fiscal year.  These payments are included under “All Other Compensation,” and included termination pay equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) accrued and unpaid vacation, (c) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2007 fiscal year, and (d) the continuation of certain other employee benefits until February 2010.

(5)        Ms. Litzler’s employment with the Company was terminated in June 2006.  Pursuant to the Executive Retention Agreement, dated as of June 6, 2001, by and between Ms. Litzler and the Company, Ms. Litzler received severance payments equal to (a) two times the sum of her annual salary and maximum bonus payable under our bonus plan, (b) accrued and unpaid vacation, (c) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2006 fiscal year, and (d) the continuation of certain employee benefits until February 2010.

(6)        Mr. Spain’s employment with the Company was terminated in April 2006.  Pursuant to the Executive Retention Agreement, dated as of June 8, 2001, between Mr. Spain and the Company, Mr. Spain received severance payments equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) accrued and unpaid vacation, (c) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2006 fiscal year, and (d) the continuation of certain employee benefits until February 2010.

(7)        The following table sets forth the components of All Other Compensation:

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Demutualization Payment($)	Insurance Premiums($)	Company Contributions to Retirement & 401(K) Plans($)	Severance Payments/ Accruals($)	Total ($)

James W. Corley	2006	6,731	—	3,366	13,051	922	9,617	—	6,090,293	6,123,980

Stephen M. King	2006	8,462	—	2,640	3,512	—	—	10,154	—	24,768

W. C. Hammett, Jr.	2006	1,731	—	917	1,692	—	—	—	1,414,751	1,419,091

Brian A. Jenkins	2006	1,538	—	480	—	—	—	952	—	2,970

David O. Corriveau	2006	10,193	189	5,096	1,357	—	7,968	—	1,425,000	1,449,803

Starlette Johnson	2006	6,577	2,953	2,052	2,862	—	—	3,028	—	17,472

Sterling R. Smith	2006	10,193	3,000	3,180	8,997	—	—	7,750	1,111,921	1,145,041

Nancy Litzler	2006	6,731	3,000	2,100	17,425	1,140	—	5,009	1,022,493	1,057,898

Bryan L. Spain	2006	2,500	—	780	1,273	2,742	—	1,653	1,135,751	1,144,699

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table shows the grants of plan-based awards to the named executive officers in 2006.

			Estimated Future Payouts Under			Estimated Future Payments Under	Exercise or Base	Grant Date Fair Value of Stock
	Grant	Approval	Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)	Price of Option	and Option
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Awards(3) ($/Sh)	Awards(4) ($)

James W. Corley	—	—	—	—	—	—	—	—

Stephen M. King	03/24/06	03/24/06	100,000	200,000	300,000	—	—	—

Stephen M. King	12/11/06	12/11/06	—	—	—	4,574.80	1,000	1,211,270

William C. Hammett, Jr.	—	—	—	—	—	—	—	—

Brian A. Jenkins	12/11/06	12/11/06	10,171	20,342	30,513	—	—	—

Brian A. Jenkins	12/11/06	12/11/06	—	—	—	1,254.10	1,000	379,930

David O. Corriveau	—	—	—	—	—	—	—	—

Starlette Johnson	06/09/06	06/09/06	93,750	187,500	281,250	—	—	—

Starlette Johnson	12/11/06	12/11/06	—	—	—	3,921.28	1,000	1,038,238

Sterling R. Smith	—	—	—	—	—	—	—	—

Nancy Litzler	—	—	—	—	—	—	—	—

Bryan L. Spain	—	—	—	—	—	—	—	—

(1)             All such payouts are pursuant to our fiscal 2006 Bonus Plan, as more particularly described under “Executive Compensation – Compensation Discussion and Analysis – Cash Compensation” above and actual payouts are recorded under “Non-Equity Incentive Plan Compensation” in the 2006 Summary Compensation Table.

(2)             The listed equity incentive plan awards are grants of stock options under the WS Midway Stock Option Plan as more particularly described under “Executive Compensation – Compensation Discussion and Analysis – Long-Term Incentives” above.  The options include both those with performance-based vesting and those with time-based vesting.

(3)             There is no market for the shares of WS Midway.  The exercise price was established by the Board of Directors of the Company and supported by an independent valuation.

(4)             Shown is the aggregate grant date fair value computed in accordance with SFAS 123R for option awards in 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration
Name	Unexercisable(1)	Price ($)	Date

James W. Corley	—	—	—

Stephen M. King	4,574.80	1,000	03/08/2016

William C. Hammett, Jr.	—	—	—

Brian A. Jenkins	1,254.10	1,000	03/08/2016

David O. Corriveau	—	—	—

Starlette Johnson	3,921.30	1,000	03/08/2016

Sterling R. Smith	—	—	—

Nancy Litzler	—	—	—

Bryan L. Spain	—	—	—

(1)                      The listed options were granted under the WS Midway Stock Option Plan.  Of the time-based portions of such options, 20 percent vested on March 8, 2007, and an additional 20 percent vest on each of March 8, 2008, March 8, 2009, March 8, 2010, and March 8, 2011.

2006 OPTION EXERCISES AND STOCK VESTED

The following table lists the number of shares acquired and the value realized as a result of option exercises by the Named Executive Officers in 2006 and the value of any restricted stock awards that vested in 2006 by virtue of the Merger.  All of the stock options and shares of restricted stock were granted under the Dave & Buster’s 1995 Stock Incentive Plan, as amended.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting ($)

James W. Corley	240,000	2,127,100	100,000	1,805,000

Stephen M. King	—	—	—	—

William C. Hammett, Jr.	75,000	870,000	47,500	857,375

Brian A Jenkins	—	—	—	—

David O. Corriveau	155,000	1,151,600	100,000	1,805,000

Starlette Johnson	—	—	—	—

Sterling R. Smith	46,667	495,771	30,000	541,500

Nancy Litzler	30,000	347,000	25,000	451,250

Bryan L. Spain	7,500	29,775	22,500	406,125

(1)                      Upon consummation of the Merger, each outstanding option to purchase our common stock, whether or not vested, was canceled and exchanged for the right to receive, for each share subject to such option, a cash payment equal to the amount by which $18.05 per share merger consideration exceeded the per share exercise price of the option without interest, less any applicable withholding taxes.

(2)                      Upon consummation of the Merger, all the restricted stock that had been granted to the employees was vested, all restrictions on those shares immediately lapsed, and holders of those shares of previously restricted stock became entitled to receive the merger consideration of $18.05 less any applicable withholding taxes, for each share of previously restricted stock.

2006 NONQUALIFIED DEFERRED COMPENSATION

The following table shows contributions to each Named Executive Officer’s deferred compensation account in 2006 and the aggregate amount of such officer’s deferred compensation as of February 4, 2007.

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

James W. Corley	—	—	—	—	—

Stephen M. King	20,308	10,154	2,784	—	33,246

William C. Hammett, Jr.	—	—	—	—	—

Brian A. Jenkins	1,904	952	4	—	2,860

David O. Corriveau	—	—	—	—	—

Starlette Johnson	5,625	2,812	585	—	9,022

Sterling R. Smith	37,834	7,094	2,004	127,313	44,017

Nancy Litzler	7,916	3,958	(1,088)	119,680	—

Bryan L. Spain	2,835	1,418	(640)	302,384	—

(1)                Amounts are included in the Salary column of the Summary Compensation Table.

(2)                Amounts shown are matching contributions pursuant to the deferred compensation plan.  These amounts are included in the All Other Compensation column of the Summary Compensation Table.

Employment Agreements

During the 2006 fiscal year, we entered into employment agreements with each officer of the Company (the “Employment Agreements”).  Under the terms of the Employment Agreements, officers are entitled to a minimum base salary and an annual performance evaluation including a salary increase commensurate with such officer’s performance during the year and salary increases given to other officer’s receiving similar performance evaluations.  Officers are also entitled to participate in our Bonus Plan and in any profit sharing, qualified and non-qualified retirement plans, and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future.  Officers are entitled to receive an automobile allowance, an allowance for country club membership, paid vacation, and, in most cases, receive an equity grant under the WS Midway Stock Option Plan.  In addition, the Employment Agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the Named Executive Officers under the WS Midway Stock Option Plan and the Employment Agreements following a termination of employment or change in control.

WS Midway Stock Option Plan

  Pursuant to the WS Midway Stock Option Plan, an executive officer who dies, becomes disabled, or leaves the Company for any reason will be eligible to retain all vested stock options (or such options shall be passed to such employee’s estate or personal representative).  Any unvested stock options shall be terminated.  Upon a sale of the Company or liquidity event as more particularly described in the WS Midway Stock Option Plan, all time-based stock options shall become vested and immediately exercisable and all performance-based stock options shall become vested and, subject to certain other performance requirements set forth in the WS Midway Stock Option Plan, immediately exercisable

Employment Agreements

Deferred Compensation.  All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason.

Resignation.  If an executive officer resigns from the Company, such officer is not eligible for any further payments of salary, bonus, or benefits and such officer shall only be entitled to receive that compensation which has been earned by the officer through the date of termination.

Involuntary Termination Not for Cause.  In the event of involuntary termination of employment other than for cause, an executive officer would be entitled to twelve months of severance pay at such officer’s then-current base salary, the prorata portion of the annual bonus, if any, earned by the officer for the then-current fiscal year, twelve months continuation of such officer’s automobile allowance, and monthly payments for a period of six months equal to the monthly premium required by such officers to maintain health insurance benefits provided by our group health insurance plan, in accordance with the requirements of the Consolidated Omnibus Budget Reconciliation Act of 1985.

Termination for Cause.  In the event of termination for Cause, the officer is not eligible for any further payments of salary, bonus, or benefits and shall be only entitled to receive that compensation which has been earned by the officer through the date of termination.

Termination for Good Reason.  In the event the employee chooses to terminate his or her employment for reasons such as material breach of the Employment Agreement by us, relocation of the office where the officer performs his or her duties, assignment to the officer of any duties, authority, or responsibilities that are materially inconsistent with such officer’s position, authority, duties, or responsibilities or other similar actions, such officer shall be entitled to the same benefits described above under Involuntary Termination Not for Cause.

Death or Disability.  The benefits to which an officer (or such officer’s estate or representative) would be entitled in the event of death or disability are as described under Involuntary Termination Not for Cause above.  However, the amount of salary paid to any such disabled officer shall be reduced by any income replacement benefits received from Company-provided disability insurance.

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for only those Named Executive Officers employed by the Company as of April 1, 2007.  Information is provided as if the termination, death, disability, or change in control had occurred as February 4, 2007.

Name	Benefit	Resignation	Termination W/Out Cause	Termination With Cause	Termination With Good Reason	Death/ Disability

Stephen M. King	Salary	$—	$400,000	$—	$400,000	$400,000
	Bonus(1)	—	220,000	—	220,000	220,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	8,751	—	8,751	8,751
	Vacation	—	30,769	—	30,769	30,769
	Deferred Compensation	21,244	21,244	21,244	21,244	21,244

Starlette Johnson	Salary	$—	$375,000	—	$375,000	$375,000
	Bonus(1)	—	206,250	—	206,250	206,250
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	2,815	—	2,815	2,815
	Vacation	—	28,846	—	28,846	28,846
	Deferred Compensation	6,015	6,015	6,015	6,015	6,015

Brian A. Jenkins	Salary	$—	275,000	—	275,000	275,000
	Bonus(1)	—	22,377	—	22,377	22,377
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	—	—	—	—
	Vacation	—	21,154	—	21,154	21,154
	Deferred Compensation	1,272	1,272	1,272	1,272	1,272

(1)           Accrued and unpaid non-equity incentive compensation payable pursuant to our 2006 Bonus Plan.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 4, 2007, 100 shares of our common stock were outstanding.  All of our common stock is owned by WS Midway.  Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding stock of WS Midway.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the WS Midway Stock Option Plan as of February 4, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	18,815.05	$ 1000.00	261.42
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	18,815.05	$ 1000.00	261.42

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Expense Reimbursement Agreement

We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters.  The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate.  The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.  During fiscal 2006, we paid the Wellspring affiliate $679 under the terms of the expense reimbursement agreement.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

It is currently anticipated that the services provided to the Company by Ernst & Young, LLP (“Ernst & Young”) in fiscal 2007 will include performing the audit of our annual financial statements, the reviews of our interim financial statements, the reviews of federal and state tax returns, and consultation on various accounting, financial reporting, tax, and related matters.

Ernst & Young has no direct or indirect interest in the Company.  Ernst & Young has been the Company’s independent registered public accounting firm since 1995.  The following table sets forth the fees for professional audit services provided by Ernst & Young for the fiscal years ended February 4, 2007 and January 29, 2006:

	Fiscal 2006	Fiscal 2005

Audit Fees (a)	$742,345	$538,865
Audit-Related Fees (b)	100,000	50,000
Tax Fees (c)	64,469	24,767
All Other Fees	—	2,500

Total	$906,814	$616,132

(a)	Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and various accounting consultations.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service.  Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee.  For Fiscal 2006, 100 percent of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young were compatible with the firm’s independence and the conduct of its auditing function.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and Ernst & Young, the independent registered public accounting firm, our audited financial statements as of and for the year ended February 4, 2007.  We have also discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

We have received and reviewed the written disclosures and the letter from Ernst & Young required by Independence Standards Board Standard 1, Independence Discussions with the Audit Committee, as amended, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended February 4, 2007.

Daniel Y. Han, Chairman	Greg S. Feldman	Carl M. Stanton

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a) (1)	Financial Statements
See Pages F-1 to F-21 of this Annual Report on Form 10-K.

	(a) (2)	Financial Statement Schedules

None.

	(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.,
a Missouri Corporation

Date:May 14, 2007	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on May 14, 2007.

Signature		Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Starlette Johnson	President, Chief Operating Officer and Director
Starlette Johnson

By:	/s/ Greg S. Feldman	Chairman of the Board
Greg S. Feldman

By:	/s/ Daniel Y. Han	Director
Daniel Y. Ham

By:	/s/ Carl M. Stanton	Director
Carl M. Stanton

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Busters, Inc.

We have audited the accompanying consolidated balance sheets of Dave & Busters, Inc. and subsidiaries for the fiscal years ended February 4, 2007 and January 29, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor) and the fiscal years ended January 29, 2006 (predecessor) and January 30, 2005 (predecessor).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Busters, Inc. and subsidiaries for the fiscal years ended February 4, 2007 and January 29, 2006, and the consolidated results of their operations and their cash flows for the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor) and the fiscal years ended January 29, 2006 (predecessor) and January 30, 2005 (predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

Dallas Texas

May 8, 2007

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$10,372	$7,582
Inventories	13,148	12,469
Prepaid expenses	6,806	2,985
Deferred income taxes	5,478	—
Other current assets	2,906	4,194
Total current assets	38,710	27,230
Property and equipment, net	316,840	351,883
Tradename	63,000	7,482
Goodwill	65,857	—
Assets held for sale	—	22,733
Other assets and deferred charges	22,406	13,734
Total assets	$506,813	$423,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$1,000	$9,625
Accounts payable	19,196	25,069
Accrued liabilities	45,893	21,294
Income taxes payable	4,051	2,669
Deferred income taxes	—	5,779
Total current liabilities	70,140	64,436
Deferred income taxes	27,429	5,401
Deferred occupancy costs	50,022	74,583
Other liabilities	9,142	2,872
Long-term debt, less current installments (Note 6)	253,375	70,550
Commitment and contingencies (Note 11)
Stockholders’ equity (Note 1):
Common Stock
Predecessor:
Common stock, $0.01 par value, 50,000,000 authorized; 13,722,750 issued and outstanding as of January 29, 2006	—	137
Less treasury stock, at cost (175,000 shares)	—	(1,846)
Successor:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of February 4, 2007	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Restricted stock awards	—	2,180
Paid-in capital	108,952	125,312
Accumulated comprehensive income (loss)	(184)	345
Retained earnings (deficit)	(12,063)	79,092
Total stockholders’ equity	96,705	205,220
Total liabilities and stockholders’ equity	$506,813	$423,062

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the 334-Day Period from March 8, 2006 to February 4, 2007	For the 37-Day Period from January 30, 2006 to March 7, 2006	January 29, 2006	January 30, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Food and beverage revenues	$256,616	$27,562	$253,996	$209,689
Amusement and other revenues	203,176	22,847	209,456	180,578
Total revenues	459,792	50,409	463,452	390,267
Cost of food and beverage	64,549	7,111	65,405	53,890
Cost of amusement and other	28,999	3,268	28,723	24,344
Total cost of products	93,548	10,379	94,128	78,234
Operating payroll and benefits	130,123	14,113	130,367	109,062
Other store operating expenses	147,295	15,323	144,066	113,810
General and administrative expenses	35,055	3,829	33,951	28,237
Depreciation and amortization expense	43,892	4,328	42,616	34,238
Startup costs	3,470	880	5,325	1,295
Total operating costs	453,383	48,852	450,453	364,876
Operating income	6,409	1,557	12,999	25,391
Interest expense, net	27,064	649	6,695	5,586
Income (loss) before provision for income taxes	(20,655)	908	6,304	19,805
Benefit (provision) for income taxes	(8,592)	422	2,016	6,925
Net income (loss)	$(12,063)	$486	$4,288	$12,880

DAVE & BUSTER’S, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
						Other	Retained
	Common Stock		Paid-In	Treasury	Restricted	Comprehensive	Earnings
	Shares	Amount	Capital	Stock	Stock	Income	(Deficit)	Total
Balance, February 1, 2004	13,181,284	$132	$118,669	$(1,846)	$905	$—	$61,924	$179,784
Net earnings	—	—	—	—	—	—	12,880	12,880
Unrealized foreign currency translation gain (net of tax)	—	—	—	—	—	225	—	225
Comprehensive income	—	—	—	—	—	—	—	13,105
Stock option exercises	270,983	3	2,799	—	—	—	—	2,802
Tax benefit related to stock option exercises	—	—	705	—	—	—	—	705
Amortization of restricted stock awards	—	—	—	—	549	—	—	549
Balance, January 30, 2005	13,452,267	135	122,173	(1,846)	1,454	225	74,804	196,945
Net earnings	—	—	—	—	—	—	4,288	4,288
Unrealized foreign currency translation gain(net of tax)	—	—	—	—	—	120	—	120
Comprehensive income	—	—	—	—	—	—	—	4,408
Stock option exercises	270,483	2	2,268	—	—	—	—	2,270
Tax benefit related to stock option exercises	—	—	871	—	—	—	—	871
Amortization of restricted stock awards	—	—	—	—	726	—	—	726
Balance, January 29, 2006 (Predecessor)	13,722,750	137	125,312	(1,846)	2,180	345	79,092	205,220
Net earnings	—	—	—	—	—	—	486	486
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(3)	—	(3)
Comprehensive income	—	—	—	—	—	—	—	483
Stock option exercises	5,000	—	528	—	—	—	—	528
Tax benefit related to stock option exercises	—	—	10	—	—	—	—	10
Stock-based compensation	—	—	25	—	—	—	—	25
Amortization of restricted stock awards	—	—	—	—	61	—	—	61
Merger transaction	(13,727,750)	(137)	(125,875)	1,846	(2,241)	(342)	(79,578)	(206,327)
Balance, March 8, 2006 (Successor)	—	—	—	—	—	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	100	—	108,514	—	—	—	—	108,514
Net loss	—	—	—	—	—	—	(12,063)	(12,063)
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(184)	—	(184)
Comprehensive loss	—	—	—	—	—	—	—	(12,247)
Stock-based Compensation	—	—	438	—	—	—	—	438
Balance, February 4, 2007	100	—	$108,952	—	—	$(184)	$(12,063)	$96,705

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the 334-Day Period from March 8, 2006 to February 4, 2007	For the 37-Day Period from January 30, 2006 to March 7, 2006	January 29, 2006	January 30, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(12,063)	$486	$4,288	$12,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	43,892	4,328	42,616	34,238
Deferred income tax	(10,342)	(767)	220	(3,820)
Tax benefit related to stock options	—	10	871	705
Restricted stock awards	—	61	726	549
Stock-based compensation charges	438	25	—	—
Warrants related to convertible debt	—	21	257	254
Other, net	(34)	7	30	314
Changes in assets and liabilities:
Inventories	(607)	(72)	(2,018)	(2,069)
Prepaid expenses	(3,652)	(169)	49	(325)
Other current assets	889	(1)	(1,582)	(94)
Other assets and deferred charges	3,230	(66)	3,666	(1,884)
Accounts payable	1,055	(3,916)	5,419	(475)
Accrued liabilities	15,668	6,918	1,851	3,535
Income taxes payable	(5)	1,183	(3,133)	2,914
Deferred occupancy costs	797	2,502	11,470	2,154
Other liabilities	4,412	191	693	188
Net cash provided by operating activities	43,678	10,741	65,423	49,064
Cash flows from investing activities:
Capital expenditures	(31,943)	(10,600)	(62,066)	(34,234)
Business acquisitions, net of cash acquired	—	—	(1,511)	(47,876)
Proceeds from sales of property and equipment	721	—	306	338
Merger with WS Midway	(338,239)	—	—	—
Proceeds from sale leaseback	28,357	—	—	—
Net cash used in investing activities	(341,104)	(10,600)	(63,271)	(81,772)
Cash flows from financing activities:
Borrowings of old debt	—	6,000	33,500	78,446
Repayments of old debt	(51,137)	(6,439)	(41,725)	(43,250)
Borrowings under senior credit facility	143,500	—	—	—
Repayments under senior credit facility	(64,125)	—	—	—
Borrowings under senior notes	175,000	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	108,100	—	—	—
Debt issuance costs	(11,352)	—	—	(841)
Proceeds from exercises of stock options	—	528	2,268	2,805
Net cash provided by (used in) financing activities	299,986	89	(5,957)	37,160
Increase (decrease) in cash and cash equivalents	2,560	230	(3,805)	4,452
Beginning cash and cash equivalents	7,812	7,582	11,387	6,935
Ending cash and cash equivalents	$10,372	$7,812	$7,582	$11,387

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$1,219	$—	$4,082	$7,146
Cash paid for interest, net of amounts capitalized	$16,227	$878	$4,183	$2,504

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation.  Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway.  Dave & Buster’s Inc. continues as the same legal entity after the Merger.  The accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies.  All material intercompany accounts and transactions have been eliminated in consolidation.

We are an operator of 48 large format, high-volume regional entertainment complexes.  Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to 2006 relate to the combined 53-week period ending on February 4, 2007.  As discussed further below, fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  All references to 2005 and 2004 relate to the 52-week periods ending on January 29, 2006 and January 30, 2005.  In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Reclassification of previously issued financials—Certain prior period balances have been reclassified to conform to the current period presentation and to reflect successor management’s view of store level operations, as shown below:

•                  Costs associated with multi-unit operations personnel have be reclassified from operating payroll and benefits and other store operating expenses to general and administrative expenses.

•                  Certain costs associated with special events revenue have been reclassified from other store operating to cost of amusements and other.

•                  Certain costs associated with cost of goods sold have been reclassed from other store operating to cost of food and beverage and cost of amusements and other.

Amount of increase (decrease) in previously reported costs are as follows:

(dollars in thousands)	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended February 4, 2007	Fiscal Year Ended January 29, 2006	Fiscal Year Ended January 30, 2005
	(Successor)	(Predecessor)	(Combined)	(Predecessor)	(Predecessor)

Cost of food and beverage	$—	$—	$—	$3,587	$2,523
Cost of amusements and other	—	85	85	3,248	2,640
Operating payroll and benefits	—	(252)	(252)	(2,017)	(1,480)
Other store operating	—	(182)	(182)	(7,611)	(5,699)
General and administrative expenses	—	349	349	2,793	2,016
Total operating costs	$—	$—	$—	$—	$—

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We recorded a change in estimate to record deferred amusement revenue in the amount of $2,367 as of February 4, 2007 for the estimated amount of revenue that will be utilized for future game activations. The estimate is based on improved information available as a result of the completion, installation and implementation of new store level information systems in the fourth quarter of fiscal 2006.  We recorded a change in estimate of our workers compensation and general liability accruals of $3,100 based on an actuarial study obtained in the fourth quarter of fiscal 2006.

Cash and cash equivalents—We consider amounts receivable from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories—Food and beverage and amusements inventories are reported at the lower of cost or market determined on a first-in, first-out method.  Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.  Smallware replacements are expensed as incurred.  Inventories consist of the following:

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)

Food and beverage	$2,709	$2,555
Amusements	6,556	6,307
Other	3,883	3,607
	$13,148	$12,469

Property and equipment—Property and equipment are recorded at cost.  Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense.  Interest costs and rent (through October 30, 2005) incurred during construction were capitalized and depreciated based on the estimated useful life of the underlying asset.  Interest costs capitalized during the construction of facilities in 2006, 2005, and 2004 were $322, $295, and $668, respectively.  Beginning October 31, 2005, we no longer capitalize rental costs incurred during the construction of facilities.  Rent costs capitalized during the construction period of facilities opened in fiscal 2005 and 2004 were $469 and $187, respectively.

Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets.  Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets.  Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of the property and equipment are impaired.  We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Assets held for sale—Assets held for sale represent the net book value of the land and buildings of three locations that were sold under the terms of the sale leaseback transaction described in Note 3.  The reported amounts of these assets reflect the historical net book value of $22,733 of the Predecessor as of January 29, 2006.

Goodwill and other intangible assets—In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill, and Other Intangible Assets,” goodwill is not amortized, but is reviewed for impairment at least annually.  Indefinite lived intangibles include goodwill in the amount of $65,857 (see Note 2) and trade names in the amount of $63,000.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives.  These trademarks are amortized over their estimated life of five years.  As of February 4, 2007 and January 29, 2006, we had trademarks of $6,523 and $74, respectively, included in other assets and deferred charges.  The following table details amounts relating to those assets:

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)

Trademarks, at cost	$8,000	$242
Less accumulated amortization	(1,477)	(168)
Trademarks, net	$6,523	$74

Amortization expense related to trademarks totaled $1,477, $12, and $12 for fiscal years 2006, 2005 and 2004, respectively.  Total estimated amortization expense for the next five fiscal years is currently estimated as follows:

2007	$1,600
2008	1,600
2009	1,600
2010	1,600
2011	123

Deferred financing costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities.  These costs are included in other assets and deferred charges and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility.  In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense.  During the year ended February 4, 2007, the following occurred:

Balance at January 29, 2006 (Predecessor)	$5,461
Write-off of Predecessor deferred costs	(5,461)
Financing cost incurred (Successor)	11,866
Write-off during period due to prepayments of principal	(519)
Amortization during period	(1,471)
Balance at February 4, 2007	$9,876

Scheduled amortization for future years, assuming no further prepayment of principal is as follows:

2007	$1,585
2008	1,585
2009	1,585
2010	1,585
2011 and beyond	3,536
Total amortization	$9,876

Income taxes—We use the liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations.  As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities.  Tax reserves are reviewed regularly pursuant to Statement of Financial Accounting Standard 5 “Accounting for Contingencies.”  Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue.

Predecessor share-based expense—The Predecessor previously accounted for stock-based compensation awards to employees and directors in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations.  Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  In connection with the Merger discussed in Note 2, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05.  We did not adopt the previous voluntary expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards.  However, consistent with the disclosure requirements of SFAS 123, we made pro forma disclosures of the effect that application of fair value expense recognition provisions of SFAS 123 would have had on our net earnings.  The pro forma impact of applying SFAS 123 in fiscal 2005 and 2004 is not necessarily representative of the pro forma impact in future years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R was a revision of SFAS 123 and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date.  The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  We adopted SFAS 123R as of the beginning of the first quarter of 2006 using the modified prospective method; accordingly, we have not restated prior period amounts presented herein.  We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006.

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS 123R as if the Predecessor had applied the fair value recognition provisions of SFAS 123 during fiscal years 2005 and 2004:

	Fiscal Year Ended
	January 29, 2006	January 30, 2005

Net income, as reported	$4,288	$12,880
Stock compensation expenses recorded under the intrinsic method, net of income taxes	564	357
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(820)	(1,180)
Pro forma net income	$4,032	$12,057

Inputs used for the fair value method for employee stock options are as follows:

	Fiscal Year Ended
	January 29, 2006	January 30, 2005

Volatility	0.55	0.56
Weighted-average expected lives	4.05	5.00
Weighted-average risk-free interest rates	3.98%	3.58%
Weighted-average fair value of options granted	$14.10	$9.41

Successor share-based expense— In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”).  The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway.  The expense associated with share-based equity awards granted in fiscal 2006, as more fully described in Note 9 have been calculated as required by SFAS 123R.  The expected term of the options is based on the weighted average of anticipated exercise dates.  Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information.  The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.  We have not paid dividends in the past and do not plan to pay any dividends in the near future.  The significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	Series A Service-Based Options	Series A Performance- Based Options	Series B Performance- Based Options

Valuation Model	Black-Scholes	Monte Carlo Simulation	Monte Carlo Simulation
Volatility	39.1%	39.1%	39.1%
Risk free interest rate	4.6%	4.6%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	5.25 years	5.25 years	5.25 years
Calculated value	$409.00	$280.00	$197.00

In fiscal year 2006, we recognized compensation expense of approximately $438 related to options granted to employees.  Share-based common stock expenses are reported as a component of general and administrative expense in the accompanying consolidated statements of operations.

Foreign currency translation—The financial statements related to the operations of our Toronto complex are prepared in Canadian dollars.  Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates.  Translation adjustments are included in stockholders’ equity as a component of comprehensive income.

Revenue recognition—Food and beverage revenues are recorded at point of service.  Amusement revenues consist primarily of deposits on power cards used by customers to activate most of the midway games.  We have recorded deferred revenue of $3,117 as of February 4, 2007 for the estimated amount of unused deposits which will be used for future game activations.

Foreign license revenues are deferred until we fulfill our obligations under license agreements.  The license agreements provide for continuing royalty fees based on a percentage of gross revenues, which are recognized when realization is assured.  Revenue from international licensees for 2006, 2005, and 2004 was $155, $604, and $627, respectively.

Amusements costs of products—Certain of our midway games allow customers to earn coupons, which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items.  The cost of these prizes is included in the cost of amusement and other in the consolidated statements of operations.   We record a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods.

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place.  Advertising expenses were $20,353, $16,245, and $14,648, for 2006, 2005 and 2004, respectively.

Startup costs—Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, training, and recruiting and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  Through October 30, 2005, rent incurred between the time construction is substantially completed and the time the complex opens was included in startup costs.  Beginning October 31, 2005, all rent incurred during the construction period is expensed and classified as a component of startup costs.

Lease accounting—Rent expense is recorded on a straight-line basis over the lease term.  The lease term commences on the date when we take possession and have the right to control the use of the leased premises.  The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising.  Construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements are recorded as deferred occupancy costs and amortized as a reduction of rent over the term of the lease.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  In addition to net income, unrealized foreign currency translation gain (loss) is included in comprehensive income.  Unrealized translation gains (losses) for 2006, 2005, and 2004 was $(187), $120, and $225, respectively.

Recent accounting pronouncements—In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (That Is, Gross Versus Net Presentation).  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  We present revenues net of sales taxes.  This issue will not impact the method for presenting these sales taxes in the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 requires companies to determine whether it is more likely than not that, a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not believe that the implementation of FIN 48 will have a material affect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this adoption on our consolidated financial statements.

Note 2: Merger with WS Midway Acquisition Sub, Inc.

At the effective time of the Merger described in Note 1, the following events occurred:

•                  All outstanding shares of our common stock (including those issued upon the conversion of our convertible subordinated notes), other than shares held by WS Midway, were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

•                  Holders of approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.

•                  All outstanding options or warrants to acquire our common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

•                  To the extent not converted into shares of common stock, we redeemed for cash the convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value.  Adjustments to the purchase price allocation, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent.

The sources and uses of funds in connection with the Merger as of February 4, 2007 are summarized below:

Sources
Revolving credit facility and cash on hand	$17,628
Senior credit facility (1)	100,000
Senior notes	175,000
Equity contribution	108,100
Total sources	$400,728

Uses
Consideration paid to stockholders	$264,835
Consideration paid to convertible note and warrant holders	44,390
Consideration paid to option holders	9,279
Payment of existing debt	51,137
Transaction costs (2)	31,087
Total uses	$400,728

(1)                                  As of the date of the Merger, March 8, 2006, $50,000 of the senior credit facility was available and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006.

(2)                                  Transaction costs assumed in connection with the Merger include approximately $12,739 related to the exercise of Change in Control agreements by certain executives.

On July 10, 2006, we and all dissenting shareholders reached an agreement which provided, among other things, for the permanent and irrevocable settlement of all claims among the parties.  The terms of the settlement included the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.  Payments of the settlement were funded from borrowings under the senior credit facility and available cash.

The purchase price has been allocated as follows:

Working capital deficit	$(23,373)
Property and equipment	354,582
Indefinite lived intangibles	128,857
Definite lived intangibles	8,000
Other long-term assets	18,699
Deferred occupancy costs	(49,225)
Deferred income taxes	(32,549)
Other long-term liabilities	(4,263)
$400,728

The purchase price associated with the Merger has increased by $11,316 since our initial purchase price allocation due primarily to payments required by the exercise of change in control agreements by former officers of the Company. Additionally, we have refined our estimates of the fair value of certain fixed assets, long-term liabilities, and deferred taxes.

The net effect of all adjustments resulted in a decrease in goodwill of $1,700.

Indefinite lived intangibles include trade names in the amount of $63,000 and goodwill in the amount of $65,857 and are not subject to amortization, but instead are reviewed for impairment at least annually.

In connection with the Merger, the Successor incurred approximately $1,500 in Merger related costs, primarily a bridge funding fee that is recorded in the statement of operations for the 334-day period from March 8, 2006 to February 4, 2007 as interest expense.

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

	February 4, 2007	January 29, 2006

Revenue	$510,201	$463,452
Net loss, pro forma	(12,544)	(16,480)
Pro forma adjustments	(967)	(20,768)
Net income (loss), as reported	$(11,577)	$4,288

Note 3: Acquisitions and Disposals

On November 15, 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois, and Ohio.  The transaction was completed at a sale price of $29,600, which approximated the carrying value of the assets.  Net proceeds from the transaction were used to pay down outstanding balances on the Company’s senior credit and revolving credit facilities after a $5,000 hold back for reinvestment.

We agreed to leaseback these facilities under various operating lease agreements, which have an initial term of 17.5 years.  The leases require us to make monthly rental payments, which aggregate to $2,453 on an annual basis.  Rental payments under the leases are subject to adjustment based on defined changes in the Consumer Price Index.  In addition to the rental payments described above we are required to pay the property taxes and certain maintenance charges related to the properties.

In October 2005, we acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia.  The limited partner currently earns a preferred return on its remaining invested capital.  We currently have a 50.1 percent interest in the income or losses of the partnership.  After deducting the preferred return to the limited partner, the interest in the income or losses of the partnership is not expected to be significant to the results of operations until the limited partner receives a full return of its invested capital and preferred return.  We also manage the complex under a management agreement and receive a fee of 4.0 percent of operating revenues annually.  We account for the general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

On November 1, 2004, we completed the acquisition of nine Jillian’s entertainment complexes located in major metropolitan areas in the states of Arizona, Maryland, Minnesota, North Carolina, New York, Pennsylvania, Tennessee, and Texas.  The acquisition was completed pursuant to an asset purchase agreement for $45,747 in cash.  In addition, we incurred $2,369 in costs related to the transaction.  The cash requirements of the acquisition were funded from borrowings under the amended senior bank credit facility.  The results of the operations of the acquired complexes have been included in the consolidated results beginning on the date of acquisition.  The historical results of operations of the acquired complexes were not significant compared to the historical consolidated results of operations.

On August 28, 2005, a subsidiary of ours closed the acquired Jillian’s complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to this complex and the unsuccessful efforts to renegotiate the terms of the related leases.  As a result of the closing, we recorded total pre-tax charges of approximately $3,000 in fiscal 2005, comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

We have converted six of the former Jillian’s locations to the “Dave & Buster’s Grand Sports Café” brand.  We believe this conversion has enhanced efforts to improve the operating economics of the Dave & Buster’s brand throughout the system.  We began converting the stores in September 2005, and converted five of the stores in fiscal 2005.  One additional store was converted in the first quarter of 2006.  We plan to convert two of the remaining Jillian’s locations to Dave & Buster’s during the 2007 fiscal year.

Note 4: Property and Equipment

As of the date of the Merger, March 8, 2006, we recorded purchase accounting adjustments to the carrying value of property and equipment to record the acquired assets based on their fair value.  (See Note 2.)  Property and equipment consist of the following (in thousands):

	Estimated Depreciable	February 4,	January 29,
	Lives (In Years)	2007	2006
		(Successor)	(Predecessor)

Land	—	$385	$1,586
Buildings	Shorter of 40 or ground lease term	15,452	23,851

Leasehold and building improvements	Shorter of 20 or lease term	223,702	264,747
Furniture, fixtures and equipment	5-10	68,151	166,478
Games	5	48,644	106,307
Construction in progress		3,004	10,705
Total cost		359,338	573,674
Less accumulated depreciation		(42,498)	(221,791)
Property and equipment, net		$316,840	$351,883

Note 5: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	February 4,	January 29,
	2007	2006
	(Successor)	(Predecessor)

Compensation and benefits	$13,083	$8,215
Interest	8,763	1,324
Accrued severance	3,669	—
Deferred amusement revenue	3,117	494
Sales and use taxes	2,880	2,462
Amusement redemption liability	2,794	624
Other	11,587	8,175
Total accrued liabilities	$45,893	$21,294

Note 6: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)
Senior credit facility—revolving	$—	$—
Senior credit facility—term	79,375	5,439
Senior notes	175,000	—
Term debt facility	—	45,375
Convertible subordinated notes, net of discount	—	29,361
	254,375	80,175
Less current installments	1,000	9,625
Long-term debt, less current installments	$253,375	$70,550

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of February 4, 2007, in addition to the borrowings indicated above, we had $6,956 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage.  Swingline loans bear interest at the base rate plus the applicable margin.  The weighted average rate of interest on the senior credit facility was 7.8 percent at February 4, 2007.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts aggregating $93,800 at February 4, 2007 is fixed at 5.31 percent.  The notional amounts decline ratably over the term of the agreements.  The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense and as a result of the swap agreements, we recorded additional interest expense of $364 for the 53-weeks ended February 4, 2007.  Subsequent to fiscal year end 2006, we amended the swap agreements to reduce the notional amounts to an aggregate of $77,100.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  We will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of February 4, 2007.  The financial covenants will become more restrictive over time.  The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter.  The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter.  In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets.  Virtually all of our assets are pledged as collateral for the senior credit facility.

The senior credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failures of any guarantee or security document supporting the senior credit facility to be in full force and effect and a change of control.  If an event of default occurs, the lenders under the senior credit facility would be entitled to take various actions, including acceleration of amounts due under the senior credit facility and all actions permitted to be taken by a secured creditor.

On August 17, 2006, certain covenants under the senior credit facility were amended.  The main provisions of this amendment are as follows:

1.               Consent to enter into a sale-leaseback transaction on three fee owned properties, the proceeds of which would be used to pay down the outstanding balance of the term loan portion of the senior credit facility with up to $5.0 million being available for reinvestment.

2.             For the purposes of satisfying negative covenants under the senior credit facility, (a) the amount of startup costs to be added back to our net income would be increased from $5.0 million to $7.5 million for the year 2006, and (b) the amount of payments to employees under change in control contracts to be added back to our net income would be set at $10.0 million through our 2007 fiscal year.

3.             The ability to utilize purchasing cards, and treat up to $5.0 million of such purchasing card obligations as pari passu secured obligations.

In connection with the Merger, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of senior notes.  The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014.  Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum.  On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.  Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.

On September 22, 2006, we completed an exchange with the holders of the 11.25 percent senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, were exchanged for an equal amount of newly issued 11.25 percent senior notes, which have been registered under the Securities Act of 1933.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met.  Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of February 4, 2007:

Debt Outstanding at February 4, 2007
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	1,000
Thereafter	249,375
Total future payments	$254,375

For the 53-weeks ended February 4, 2007, and the 52-weeks ended January 29, 2006, and January 30, 2005, interest expense was $27,713, $6,695, and $5,586, respectively.  Interest costs capitalized during the construction of facilities for the 53-weeks ended February 4, 2007, 52-weeks ended January 29, 2006, and January 30, 2005 was $322, $295, and $668, respectively.

Note 7: Income Taxes

The provision for income taxes is as follows:

	Fiscal Year Ended
	334-Day Period Ended February 4, 2007	37-Day Period Ended March 7, 2006	January 29, 2006	January 30, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current expense (benefit)

Federal	$1,302	$1,045	$1,211	$9,813
State and local	448	144	585	932
Deferred expense (benefit)	(10,342)	(767)	220	(3,820)
Total provision for income taxes	$(8,592)	$422	$2,016	$6,925

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)
Deferred tax liabilities:
Property and equipment	$6,832	$17,468
Trademark/trade name	23,915	—
Prepaid expenses	—	496
Other	318	152
Total deferred tax liabilities	$31,065	$18,116

	February 4, 2007	January 29, 2006
	(Successor)	(Predecessor)
Deferred tax assets:
Leasing transactions	$1,099	$6,051
Worker’s compensation and general liability insurance	2,367	831
Smallware supplies	1,048	—
Amusement redemption liability	1,718	—
Legal	1,263	—
Tax credit carryovers	605	—
Other	1,178	241
Total deferred tax assets	9,278	7,123
Valuation allowance for deferred tax assets	(164)	(187)
Total deferred tax assets net of valuation allowance	9,114	6,936
Net deferred tax liability	$21,951	$11,180

During 2005, we established a valuation allowance against the net Canadian deferred tax assets.  The existence of sustained losses prevent us from concluding that it is more likely than not that the Canadian deferred tax assets will be realized.  In general, we anticipate reversing the valuation allowance associated with deferred tax assets of the Canadian subsidiary when the underlying deferred tax assets are realized or at the time, the actual results have demonstrated a sustained profitability and the projected results support our ability to realize the deferred tax assets currently being reserved.

As of February 4, 2007, we had approximately $605 of federal tax credit carryforwards for income tax purposes.  The credits will expire in 2027.

On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin.  The legislation included redefining the tax base, lowering the tax rate, and extending the imposition of tax to numerous types of entities that were not previously subject to the franchise tax.  As a result of the new legislation and in accordance with SFAS 109, we recorded an income tax expense of $117.

In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We will adopt this Interpretation in the first quarter of fiscal year 2007.  We do not believe that the implementation of FIN 48 will have a material affect on our consolidated financial statements.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	For Fiscal Year Ended
	334-Day Period Ended February 4, 2007	37-Day Period Ended March 7, 2006	January 29, 2006	January 30, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7%	13.3%	7.8%	2.7%
Foreign taxes	0.1%	1.3%	3.2%	(2.1)%
Nondeductible expenses	(4.3)%	4.5%	0.8%	2.0%
Tax credits	9.1%	(10.7)%	(17.9)%	(4.2)%
Other	0.0%	3.1%	3.1%	1.6%
Effective tax rate	41.6%	46.5%	32.0%	35.0%

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Note 8: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases.  Some of the leases include options for renewal or extension on various terms.  Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets.  Certain leases also have provisions for additional percentage rentals based on revenues.  For 2006, 2005, and 2004, rent expense for operating leases was $38,088, $34,104, and $24,290, respectively, including contingent rentals of $1,197, $969, and $890, respectively.

At February 4, 2007 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2007	2008	2009	2010	2011	Thereafter	Total

$ 42,825	$42,403	$42,435	$42,250	$42,304	$353,705	$565,922

During 2000 and 2001, we completed the sale/leaseback of three complexes and the corporate headquarters.  Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750.  The notes bear interest of 7 percent to 7.5 percent.  At February 4, 2007 and January 29, 2006, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $4,453 and $4,618, respectively.  Future minimum principal and interest payments due to us under these notes are as follows:

2007	2008	2009	2010	2011	Thereafter	Total

$ 469	$489	$489	$489	$489	$4,846	$7,271

Note 9: Common Stock

Predecessor share-based expense—In June 2005, the Predecessor stockholders approved the adoption of the Dave & Buster’s 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”).  The Predecessor had established the 2005 Incentive Plan allowing for the granting of incentive stock options, non-qualified stock options, restricted stock awards, and stock appreciation rights to officers, non-employee directors, and employees of the Company.  A maximum of 600,000 shares of common stock were reserved for issuance under the 2005 Incentive Plan.  Lapsed, forfeited, or canceled options, stock appreciation rights, or restricted stock awards do not count against these limits and can be regranted.  In March 2006, the 2005 Incentive Plan was terminated and no further grants were permitted to be made under the 2005 Incentive Plan.

In 2005 and 2004, the Predecessor issued 215,250 and 115,000 shares, respectively, of restricted stock with market values of $17.57-$18.88 and $17.66-$18.90, respectively.  The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period.  The charge to expense for the restricted stock compensation was $726 and $549, in 2005 and 2004, respectively.

A summary of our stock option activity and related information for fiscal years 2005 and 2004 is as follows (in thousands, except per share data):

	Fiscal Year Ended
	January 29, 2006		January 30, 2005
	Options	Exercise Price*	Options	Exercise Price*
Outstanding—beginning of year	2,325	$12.29	2,417	$11.55
Granted	255	18.77	277	17.30
Exercised	(270)	8.44	(271)	10.34
Forfeited	(76)	15.09	(98)	13.41
Outstanding—end of year	2,234	13.40	2,325	12.29
Exercisable—end of year	1,461	$14.55	1,680	$12.86

*              Weighted average exercise price

In connection with the Merger, as more fully described in Note 2, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire the common stock vested and were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05.

Successor share-based compensation—In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”).  The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway that are subject to either time-based vesting or performance-based vesting.

The various options provided for in the Plan are as follows:

Series A Service-based Options

These options contain a service-based (or time-based) vesting provision, whereby the options will vest in five equal amounts beginning on March 8, 2007 and every March 8 anniversary thereafter.  Upon sale of the Company, all service-based options will fully vest.  These options terminate on March 8, 2016.

Series A Performance Options

These options contain a performance-based vesting provision, whereby the options will vest if Wellspring earns a 15 percent internal rate of return (“IRR”) on its investment in the Company at the time it sells such investment.  If the 15 percent IRR is not achieved upon sale, then the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 15 percent.  In the event that no sale or liquidity event occurs by March 8, 2011 (approximately 4.25 years from the date of grant), a third party valuation will take place for purposes of determining whether the 15 percent IRR has been achieved in order to establish vesting of these options.  These options terminate on March 8, 2016.

Series B Performance Options

These options contain a similar performance-based vesting provision, whereby the options will vest if Wellspring earns a 25 percent IRR on its investment in the Company at the time it sells such investment.  If the 25 percent IRR is not achieved upon sale, the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 25 percent.  These options do not contain a provision relating to a third party valuation, and therefore vest only upon a liquidity event.  These options terminate on March 8, 2016.

Transactions during fiscal 2006 under this Plan were as follows:

	Series A Service-Based Options	Series A Performance- Based Options	Series B Performance- Based Options

Options outstanding at January 29, 2006	—	—	—
Granted	5,945.49	5,945.49	6,924.07
Forfeited	—	—	—
Options outstanding at February 4, 2007	5,945.49	5,945.49	6,924.07

Options exercisable at February 4, 2007	—	—	—

The unrecognized expense related to this Plan totaled approximately $4,104 as of February 4, 2007 and will be expensed over a weighted average 2.0 years.  No options were vested or forfeited under this plan as of February 4, 2007.

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service.  Our contributions may range from 0 percent to 100 percent of employee contributions, up to a maximum of 6 percent of eligible employee compensation, as defined.  Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis.  Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan.  Our contributions to the 401(k) plan were $240, $223, and $208 for 2006, 2005, and 2004, respectively.

Note 11: Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business.  Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods.  We are working to have these two cases consolidated and coordinated because the potential class members are virtually identical.  Therefore, settlement of one case would resolve both cases.  Various factors, including our internal policies and evidence of compliance with State of California regulations, make early resolution of these cases a possibility.

Various actions have been filed against us and certain subsidiaries based on disagreements with landlords related to the amounts of rent related obligations.  In March 2007, we entered into a confidential settlement agreement and release with the owner of the Jillian’s complex located at the Mall of America in Bloomington, Minnesota resolving all disputes arising out of our leases for space and decision to close the acquired Jillian’s complex.

We have made the appropriate provision for settlement in the above matters in our 2006 financial statements.  In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

Note 12: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 6.  The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company.  The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  No other condensed consolidating financial statements are presented herein.  The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $426 and $3,367, respectively, for the 53-week period ended February 4, 2007.  There are no restrictions on cash distributions from the non-guarantor subsidiary.

February 4, 2007 (Successor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.

Assets
Current assets	$31,930	$1,733	$5,047	$38,710
Property and equipment, net	311,153	5,687	—	316,840
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in Sub	1,015	—	(1,015)	—
Other assets and deferred charges	22,314	92	—	22,406
Total Assets	$495,269	$7,512	$4,032	$506,813

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s, Inc.
Liabilities and stockholders’ equity
Current liabilities	$58,656	$6,437	$5,047	$70,140
Deferred income taxes	27,429	—	—	27,429
Deferred occupancy costs	49,962	60	—	50,022
Other liabilities	9,142	—	—	9,142
Long-term debt, less current installments (Note 6)	253,375	—	—	253,375
Stockholders’ equity	96,705	1,015	(1,015)	96,705
Total liabilities and stockholders’ equity	$495,269	$7,512	$4,032	$506,813

January 29, 2006 (Predecessor):

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Subsidiary Non- Guarantors	Dave & Buster’s Inc.
Assets
Current assets	$29,076	$907	$(2,753)	$27,230
Property and equipment, net	346,736	5,147	—	351,883
Tradename	7,482	—	—	7,482
Investment in Sub	1,071	—	(1,071)	—
Assets held for sale	22,733	—	—	22,733
Other assets and deferred charges	13,633	101	—	13,734
Total assets	$420,731	$6,155	$(3,824)	$423,062

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Subsidiary Non- Guarantors	Dave & Buster’s Inc.

Liabilities and stockholders’ equity
Current liabilities	$63,764	$3,425	$(2,753)	$64,436
Deferred income taxes	5,401	—	—	5,401
Deferred occupancy costs	74,363	220	—	74,583
Other liabilities	2,872	—	—	2,872
Long-term debt, less current installments (Note 6)	69,111	1,439	—	70,550
Stockholders’ equity	205,220	1,071	(1,071)	205,220
Total liabilities and stockholders’ equity	$420,731	$6,155	$(3,824)	$423,062

Note 13: Quarterly Financial Information (unaudited)

	Fiscal Year ended February 4, 2007
(in thousands, except per share amounts)	For the 37-Day Period from 1/30/06 to 3/7/06	For the 54-Day Period from 3/8/06 to 4/30/06	Second Quarter 7/30/06	Third Quarter 10/29/06	Fourth Quarter 2/4/07
	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)

Total revenues	$50,409	$76,434	$123,151	$116,270	$143,937
Income (loss) before provision for income taxes	908	(3,244)	(6,004)	(8,659)	(2,748)
Net income (loss)	486	(2,028)	(3,875)	(5,217)	(943)

	Fiscal Year Ended January 29, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	5/1/05	7/31/05	10/30/05	1/29/06

Total revenues	$115,735	$110,829	$105,645	$131,243
Income (loss) before provision for income taxes	7,183	(1,977)	(5,039)	6,137
Net income (loss)	4,561	(1,256)	(3,200)	4,183

During the fourth quarter of 2006, we recorded the following as a result of changes in estimates. We do not anticipate a recurring material financial statement impact related to these estimate changes:

•                              $2,367 reduction in revenue related to the deferral of the estimated amount of amusement revenue that will be fulfilled by customer game play in subsequent quarters.

•                              $3,100 attributable to a change in our estimate of determining the liabilities for general liability and workers compensation claims based on an actuarial study received in the fourth quarter of fiscal 2006.

As discussed in Note 3, in the third quarter of fiscal 2005, one of our subsidiaries acquired the Jillian’s complex located at the Mall of America in Bloomington, Minnesota due to continuing operating losses attributable to this complex and unsuccessful efforts to renegotiate the terms of the related leases.  As a result of the closing, we recorded total pre-tax charges of approximately $3,000 in the initial 39-weeks of fiscal 2005.  The charges included $2,500 of second quarter expenses of additional depreciation, amortization, and impairment of the assets that were abandoned and whose carrying value was not recoverable as of July 31, 2005.  Additionally, $500 of the charges was recorded during the third quarter of 2005 and related to severance and other costs required to complete the closure of the complex.

Startup costs impact the trends in the quarterly results of operations.  During 2006, we opened the Times Square and Maple Grove locations in the first and fourth quarters, respectively, and converted one of our Jillian’s locations to a Dave & Buster’s branded concept.  During 2005, we opened the Omaha, Buffalo, and Kansas City locations in the second, third, and fourth quarters, respectively, and converted five of our Jillian’s locations.  Startup costs incurred were $2,286, $821, $814 and $429 in the first, second, third and fourth quarters of 2006, respectively, compared to $78, $804, $1,495 and $2,948 in the first, second, third and fourth quarters of 2005, respectively.

As discussed in Note 1, effective October 31, 2005, we no longer capitalize rent incurred during the construction period.

Note 14: Subsequent Events

On March 16, 2007, David O. Corriveau, President and Director of the Company, departed such positions.  Pursuant to the Employment Agreement and Executive Retention Agreement, each dated April 3, 2000, by and between Mr. Corriveau and the Company, Mr. Corriveau received certain payments subsequent to the end of our 2006 fiscal year.  Mr. Corriveau received his accrued and unpaid bonus for the 2006 fiscal year and a special bonus equal to the sum of his annual salary and the maximum bonus payable under our 2006 bonus plan as set forth in the Summary Compensation Table.  In addition, Mr. Corriveau received termination pay equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) a pro-rated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2007 fiscal year, and (c) the value of certain employee benefits commencing on March 16, 2007 and ending March 2009. In the first quarter of fiscal 2007 we will record general and administrative expenses of approximately $3,300 related to this matter.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of March 8, 2006 among the Registrant, the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as Trustee.(1)

4.2	Form of 11¼% Senior Notes due 2014 (included in Exhibit 4.1).

10.1

Credit Agreement dated as March 8, 2006, by and among WS Midway Holdings, Inc., the Registrant, as Borrower, 6131646 Canada, Inc., as Canadian Borrower, the Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, N.A. and CIT Lending Services Corporation, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.(1)

10.2	Form of Employment and Executive Retention Agreements for Messrs. Corley and Corriveau, dated April 3, 2000.(1)

10.3	Form of Executive Retention Agreement for Executive Officers other than Messrs. Corley and Corriveau.(1)

10.4	Form of Employment Agreement for Executive Officers.(2)

10.5

Asset Purchase Agreement, dated September 24, 2004, by and among Tango Acquisition, Inc., Dave & Buster’s, Inc., JBC Acquisition Corp., Gemini Investors III L.P., Jillian’s Entertainment Holdings, Inc., and various subsidiaries of Jillian’s Entertainment Holdings, Inc. (1)

10.6	WS Midway Holdings, Inc. Stock Option Plan.(2)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (2)

21.1	Subsidiaries of the Registrant.(2)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(2)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(2)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2

Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)                                  Filed as an exhibit to registration statement on Form S-4 filed July 26, 2006, SEC File No. 333-136040, and incorporated herein by reference.

(2)                                  Filed herewith.

E-1