Form 10-Q
period 2007-05-06
DAVE & BUSTERS INC
filed 2007-06-14
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 6, 2007

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 11, 2007 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING MAY 6, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 6,	February 4,
	2007	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,906	$10,372
Inventories	13,324	13,148
Prepaid expenses	7,098	6,806
Deferred income taxes	5,795	5,478
Other current assets	3,194	2,906
Total current assets	38,317	38,710
Property and equipment, net	307,612	316,840
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	21,877	22,406
Total assets	$496,663	$506,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 4)	$1,000	$1,000
Accounts payable	16,690	19,196
Accrued liabilities	36,978	45,893
Income taxes payable	2,111	4,051
Total current liabilities	56,779	70,140
Deferred income taxes	26,018	27,429
Deferred occupancy costs	50,836	50,022
Other liabilities	9,355	9,142
Long-term debt, less current installments (Note 4)	257,125	253,375
Commitment and contingencies (Note 6)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of May 6, 2007 and February 4, 2007	—	—
Paid-in capital	109,416	108,952
Accumulated comprehensive income	34	(184)
Retained deficit	(12,900)	(12,063)
Total stockholders’ equity	96,550	96,705
Total liabilities and stockholders’ equity	$496,663	$506,813

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended May 6, 2007	For the 54-Day Period from March 8, 2006 to April 30, 2006	For the 37-Day Period from January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Predecessor)

Food and beverage revenues	$73,824	$41,502	$27,562
Amusement and other revenues	61,638	34,932	22,847
Total revenues	135,462	76,434	50,409
Cost of food and beverage	18,314	10,755	7,111
Cost of amusement and other	8,323	4,743	3,268
Total cost of products	26,637	15,498	10,379
Operating payroll and benefits	36,380	21,765	14,113
Other store operating expenses	41,504	23,294	15,323
General and administrative expenses	12,719	5,730	3,829
Depreciation and amortization expense	12,603	6,741	4,328
Startup costs	59	1,406	880
Total operating costs	129,902	74,434	48,852
Operating income	5,560	2,000	1,557
Interest expense, net	7,574	5,244	649
Income (loss) before provision for income taxes	(2,014)	(3,244)	908
Provision (benefit) for income taxes	(1,177)	(1,216)	422
Net income (loss)	$(837)	$(2,028)	$486

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended May 6, 2007	For the 54-Day Period from March 8, 2006 to April 30, 2006	For the 37-Day Period from January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(837)	$(2,028)	$486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	12,603	6,741	4,328
Deferred income tax expense	(1,728)	—	(767)
Tax benefit related to stock options		—	10
Restricted stock awards		—	61
Stock-based compensation charges	464	—	25
Warrants related to convertible debt		—	21
Other, net	18	175	7
Changes in assets and liabilities:
Inventories	(176)	(1,197)	(72)
Prepaid expenses	(292)	(153)	(169)
Other current assets	(288)	(461)	(1)
Other assets and deferred charges	129	1,386	(66)
Accounts payable	(2,486)	1,840	(3,916)
Accrued liabilities	(8,915)	1,801	6,918
Income taxes payable	(1,940)	(2,931)	1,183
Deferred occupancy costs	814	67	2,502
Other liabilities	212	(51)	191
Net cash provided by (used in) operating activities	(2,422)	5,189	10,741
Cash flows from investing activities:
Capital expenditures	(2,912)	(5,955)	(10,600)
Proceeds from sales of property and equipment	118	77	—
Merger with WS Midway	—	(274,711)	—
Net cash used in investing activities	(2,794)	(280,589)	(10,600)
Cash flows from financing activities:
Borrowings of predecessor debt	—	—	6,000
Repayments of predecessor debt	—	(51,137)	(6,439)
Borrowings under senior secured credit facility	4,000	62,414	—
Repayments under senior secured credit facility	(250)	—	—
Borrowings under senior notes	—	175,000	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	—	108,100	—
Debt issuance costs	—	(11,466)	—
Proceeds from exercises of stock options	—	—	528
Net cash provided by financing activities	3,750	282,911	89
Increase (decrease) in cash and cash equivalents	(1,466)	7,511	230
Beginning cash and cash equivalents	10,372	7,812	7,582
Ending cash and cash equivalents	$8,906	$15,323	$7,812
Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$2,495	$1,596	$—
Cash paid for interest, net of amounts capitalized	$11,539	$1,209	$878

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation.  Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway.  Dave & Buster’s Inc. continues as the same legal entity after the Merger.  The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to the first quarter of 2007 relate to the thirteen weeks ended May 6, 2007.  All references to the first quarter of 2006 relate to the combined 54-day period ended April 30, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor.  All references to 2007 relate to the 52-week period ending on February 3, 2008.  All references to 2006 relate to the combined 53-week period ending on February 4, 2007.  Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality primarily associated with the year-end holidays.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 4, 2007 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2007.

Reclassification of previously issued financials—Certain prior period balances have been reclassified to conform to the current period presentation and to reflect Successor management’s view of store level operations, as described below:

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

Accounting for income taxes—On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date.  Initial derecognition amounts are reported as adjustments to retained earnings on the effective date.  We analyzed our tax positions as of February 5, 2007 and determined that the implementation of FIN 48 has no material impact on our financial statements.

As of May 6, 2007, we have approximately $1,551 of unrecognized tax benefits, including approximately $344 of penalties and interest.  During the period ended May 6, 2007, we reduced our unrecognized tax benefit by $50.  We do not currently anticipate any additional material changes in fiscal year 2007.  We did not recognize any additional interest or penalty expense associated with uncertain tax positions during the thirteen week period ended May 6, 2007.  Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense.  The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions.  We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2002.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains for the thirteen week periods ended May 6, 2007 and April 30, 2006 were $218 and $146, respectively.

Recent accounting pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

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

The allocation of the purchase price, which was finalized as of the end of fiscal 2006 is as follows (in thousands):

Working capital deficit	$(23,373)
Property and equipment	354,582
Indefinite lived intangibles	128,857
Definite lived intangibles	8,000
Other long-term assets	18,699
Deferred occupancy costs	(49,225)
Deferred income taxes	(32,549)
Other long-term liabilities	(4,263)
$400,728

Note 3: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	May 6, 2007	February 4, 2007

Compensation and benefits	$8,296	$13,083
Interest	4,434	8,763
Accrued severance	2,870	3,669
Deferred amusement revenue	3,367	3,117
Sales and use taxes	2,380	2,880
Amusement redemption liability	2,894	2,794
Other	12,737	11,587
Total accrued liabilities	$36,978	$45,893

Note 4: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	May 6, 2007	February 4, 2007

Senior credit facility—revolving	$4,000	$—
Senior credit facility—term	79,125	79,375
Senior notes	175,000	175,000
	258,125	254,375
Less current installments	1,000	1,000
Long-term debt, less current installments	$257,125	$253,375

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of May 6, 2007, in addition to the borrowings indicated above, we had $7,183 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage.  Swingline loans bear interest at the base rate plus the applicable margin.  The weighted average rate of interest on the senior credit facility was 7.97 percent at May 6, 2007.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $77,100 at May 6, 2007 is fixed at 5.31 percent.  The notional amounts decline ratably over the term of the agreements.  The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense and as a result of the swap agreements, we recorded additional interest expense of $598 for the thirteen weeks ended May 6, 2007.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  We will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of May 6, 2007.  The financial covenants will become more restrictive over time.  The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter.  The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter.  In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets.  Virtually all of our assets are pledged as collateral for the senior credit facility.

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

On August 17, 2006, certain covenants under the senior credit facility were amended.  The main provisions of this amendment are as follows:

1.               Consent to enter into a sale-leaseback transaction on three fee owned properties, the proceeds of which would be used to pay down the outstanding balance of the term loan portion of the senior credit facility with up to $5,000 being available for reinvestment.

2.               For the purposes of satisfying negative covenants under the senior credit facility, (a) the amount of startup costs to be added back to our net income would be increased from $5,000 to $7,500 for the year 2006, and (b) the amount of payments to employees under change in control contracts to be added back to our net income would be set at $10,000 through our 2007 fiscal year.

3.               The ability to utilize purchasing cards, and treat up to $5,000 of such purchasing card obligations as pari passu secured obligations.

In connection with the Merger, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of senior notes.    On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act of 1933.  The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014.  Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum.  On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.  Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met.  Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of May 6, 2007 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

May 6, 2007
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	1,000
Thereafter	249,125
Total future payments	$254,125

For the thirteen weeks ended May 6, 2007 and April 30, 2006, interest expense was $7,574 and $5,893, respectively.  Interest costs capitalized during the construction of facilities for the thirteen weeks ended May 6, 2007 and April 30, 2006 was $10 and $109, respectively.

Note 5:           Share-Based Compensation

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

In December 2004, FASB issued SFAS 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R was a revision of SFAS 123 and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date.  The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  We adopted SFAS 123R as of the beginning of the first quarter of 2006 using the modified prospective method; accordingly, we have not restated prior period amounts presented herein.  We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006.

Successor share-based expense— In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”).  The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway.  The expense associated with share-based equity awards granted in fiscal 2007 and 2006, have been calculated as required by SFAS 123R.  The expected term of the options is based on the weighted average of anticipated exercise dates.  Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information.  The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.  We have not paid dividends in the past and do not plan to pay any dividends in the near future.

In the first quarter of 2007, we recognized compensation expense of approximately $484 related to options granted to employees.  Share-based common stock expenses are reported as a component of general and administrative expense in the accompanying consolidated statements of operations.

Note 6: Commitments and Contingencies

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

We have made the appropriate provision for settlement in the above matters in our financial statements.  In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

We lease certain property and equipment under various non-cancelable capital and operating leases.  Some of the leases include options for renewal or extension on various terms.  Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets.  Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of May 6, 2007 (in thousands):

May 6, 2007

1 year or less	$42,752
2 years	42,407
3 years	42,526
4 years	42,141
5 years	42,428
Thereafter	343,028
$555,282

Note 7: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 4.  The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company.  The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  No other condensed consolidating financial statements are presented herein.  The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $181 and $239, respectively, for the thirteen week period ended May 6, 2007.  For the comparable thirteen week period ended April 30, 2006, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $55 and $866.  There are no restrictions on cash distributions from the non-guarantor subsidiary.

May 6, 2007:

	Issuer and
	Subsidiary	Subsidiary Non-	Consolidating	Dave & Buster’s,
(amounts in thousands)	Guarantors	Guarantors	Adjustments	Inc.
Assets
Current assets	$30,295	$2,517	$5,505	$38,317
Property and equipment, net	301,749	5,863	—	307,612
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,307	—	(1,307)	—
Other assets and deferred charges	21,782	95	—	21,877
Total assets	$483,990	$8,475	$4,198	$496,663

May 6, 2007:

(amounts in thousands)

	Issuer and
	Subsidiary	Subsidiary Non-	Consolidating	Dave & Buster’s,
	Guarantors	Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity
Current liabilities	$44,183	$7,091	$5,505	$56,779
Deferred income taxes	26,018	—	—	26,018
Deferred occupancy costs	50,759	77	—	50,836
Other liabilities	9,355	—	—	9,355
Long-term debt, less current installments (Note 4)	257,125	—	—	257,125
Stockholders’ equity	96,550	1,307	(1,307)	96,550
Total liabilities and stockholders’ equity	$483,990	$8,475	$4,198	$496,663

February 4, 2007:

(amounts in thousands)

	Issuer and
	Subsidiary	Subsidiary Non-	Consolidating	Dave & Buster’s,
	Guarantors	Guarantors	Adjustments	Inc.
Assets
Current assets	$31,930	$1,733	$5,047	$38,710
Property and equipment, net	311,153	5,687	—	316,840
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,015	—	(1,015)	—
Other assets and deferred charges	22,314	92	—	22,406
Total assets	$495,269	$7,512	$4,032	$506,813

	Issuer and
	Subsidiary	Subsidiary Non-	Consolidating	Dave & Buster’s,
	Guarantors	Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity
Current liabilities	$58,656	$6,437	$5,047	$70,140
Deferred income taxes	27,429	—	—	27,429
Deferred occupancy costs	49,962	60	—	50,022
Other liabilities	9,142	—	—	9,142
Long-term debt, less current installments (Note 4)	253,375	—	—	253,375
Stockholders’ equity	96,705	1,015	(1,015)	96,705
Total liabilities and stockholders’ equity	$495,269	$7,512	$4,032	$506,813

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on form 10-K for the fiscal year ended February 4, 2007.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.  This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to the first quarter of 2007 relate to the thirteen weeks ended May 6, 2007.  All references to the first quarter of 2006 relate to the combined 54-day period ended April 30, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor.  All references to 2007 relate to the 52-week period ending on February 3, 2008.  All references to 2006 relate to the combined 53-week period ending on February 4, 2007.  Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and is being accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value.  The allocation of the purchase price was finalized as of the end of fiscal 2006.

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

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance.  Those indicators include:

Revenues.  We derive revenues primarily from food, beverage, and amusement sales.  For the thirteen weeks ended May 6, 2007, we derived 35.7 percent of our total revenue from food sales, 18.8 percent from beverage sales, 44.0 percent from amusement sales, and 1.5 percent from other sources.  We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate.  In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages throughout the complex.  Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle.  Our redemption games include basic games of skill, such as skee-ball and basketball.  The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions.  We review the game play on existing amusements in an effort to match amusements availability with guest preferences.  We will continue to invest in new games as they become available and prove to be attractive to guests.  Exclusive of new store openings, we currently anticipate spending approximately $8,000 on new games during fiscal 2007.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time.  This is a very advantageous way to introduce the concept to new guests.  Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products.  Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items.  During the first quarter of 2007, the cost of food products averaged 25.0 percent of food revenue and the cost of beverage products averaged 24.5 percent of beverage revenue.  The amusement cost of products averaged 12.3 percent of amusement revenues.  The cost of products is driven by product mix and pricing movements from third party suppliers.  We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Quarterly fluctuations, seasonality, and inflation.  As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results.  We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays.  Additionally, we expect that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives.  Although, there is no assurance that our cost of products will remain stable or that the federal or state minimum wage rate will not increase, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.  We expect that historically higher revenues during the fourth quarter due to the winter holiday season will continue to make the financial results susceptible to the impact of severe weather on customer traffic and sales during that period.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

			54-Day Period from		37-Day Period from		Thirteen Week Period
	Thirteen Weeks Ended		March 8, 2006 to		January 30, 2006 to		from January 30, 2006
(dollars in thousands)	May 6, 2007		April 30, 2006		March 7, 2006		to April 30, 2006
	(Successor)		(Successor)		(Predecessor)		(Combined)(1)

Food and beverage revenues	$73,824	54.5%	$41,502	54.3%	$27,562	54.7%	$69,064	54.4%
Amusement and other revenues	61,638	45.5	34,932	45.7	22,847	45.3	57,779	45.6
Total revenues	135,462	100.0	76,434	100.0	50,409	100.0	126,843	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	18,314	24.8	10,755	25.9	7,111	25.8	17,866	25.9
Cost of amusements and other (as a percentage of amusement and other revenues) (2)	8,323	13.5	4,743	13.6	3,268	14.3	8,011	13.9
Total cost of products	26,637	19.7	15,498	20.3	10,379	20.6	25,877	20.4
Operating payroll and benefits (2)	36,380	26.9	21,765	28.5	14,113	28.0	35,878	28.3
Other store operating expenses (2)	41,504	30.6	23,294	30.5	15,323	30.4	38,617	30.4
General and administrative expenses(2)	12,719	9.4	5,730	7.5	3,829	7.6	9,559	7.6
Depreciation and amortization expense	12,603	9.3	6,741	8.8	4,328	8.6	11,069	8.7
Startup costs	59	0.0	1,406	1.8	880	1.7	2,286	1.8
Total operating costs	129,902	95.9	74,434	97.4	48,852	96.9	123,286	97.2
Operating income	5,560	4.1	2,000	2.6	1,557	3.1	3,557	2.8
Interest expense, net	7,574	5.6	5,244	6.8	649	1.3	5,893	4.6
Income (loss) before provisions for income taxes	(2,014)	(1.5)	(3,244)	(4.2)	908	1.8	(2,336)	(1.8)
Provision (benefit) for income taxes	(1,177)	(0.9)	(1,216)	(1.5)	422	0.8	(794)	(0.6)
Net income (loss)	$(837)	(0.6)%	$(2,028)	(2.7)%	$486	1.0%	$(1,542)	(1.2)%
Cash provided by (used in):
Operating activities	$(2,422)		$5,189		$10,741		$15,930
Investing activities	(2,794)		(280,589)		(10,600)		(291,189)
Financing activities	3,750		282,911		89		283,000

Change in comparable store sales(3)		3.7%						6.1%
Stores open at end of period(4)	48		47		46		47
Comparable stores open at end of period	43

(1)                      We have prepared our discussion of the results of operations for the thirteen weeks ended May 6, 2007 by comparing the results of operations for the thirteen weeks ended May 6, 2007 to the combined earnings and cash flows for the Predecessor 37-day period ended March 7, 2006 and the Successor 54-day period ended April 30, 2006.  Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison.  The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

(2)                      Certain prior period balances have been reclassified to conform to the current period presentation and to reflect Successor management’s view of store level operations, as described below:

•                              Costs associated with multi-unit operations personnel have be reclassified from operating payroll and benefits and other store operating expenses to general and administrative expenses.

•                              Certain costs associated with special events revenue have been reclassified from other store operating to cost of amusements and other.

(3)                      “Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(4)                      The number of stores open at May 6, 2007 includes the opening of the store in Maple Grove, Minnesota on November 13, 2006.

Thirteen Weeks Ended May 6, 2007 Compared to Thirteen Weeks Ended April 30, 2006 (Combined)

Revenues

Total revenues increased 6.8 percent, or $8,619, for first quarter of 2007 compared to the first quarter of 2006.  Comparable stores revenue increased 3.7 percent, or $4,425 for first quarter 2007 compared to first quarter 2006.  Our comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the first fiscal quarter of 2007 compared to the calendar weeks that made up the first quarter of fiscal 2006.  The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter.  The additional 53rd week of fiscal 2006 shifted the weekly components in the first fiscal quarter of 2007 to weeks with seasonally lower sales.  Our comparable store revenue increased 4.3 percent compared to the same calendar weeks in fiscal 2006.

The increased revenues were derived from the following sources:

Comparable stores	$4,425
Non comparable stores	4,468
Other	(274)
$8,619

Our revenues during the first quarter of 2007 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets.  Food sales at the comparable stores increased by 4.0 percent over sales levels achieved in the same period of 2006 (4.2 percent increase on a comparable calendar week basis).  Beverage sales at comparable stores increased by 2.1 percent over first quarter 2006 (3.4 percent increase on a comparable calendar week basis).  Comparable store amusements revenue in the first quarter of 2007 increased by 2.8 percent versus the same period of 2006 (3.7 percent increase on a comparable calendar week basis).

Comparable special events revenues accounted for 13.1 percent of consolidated comparable stores revenue for the first quarter of 2007 and in the first quarter of 2006.

Our revenue mix was 54.5 percent for food and beverage and 45.5 percent for amusements and other.  This compares to 54.4 percent and 45.6 percent, respectively, for the first quarter of 2006.

Cost of products

Cost of food and beverage products declined 110 basis points to 24.8 percent of revenue for the first quarter of 2007 compared to 25.9 percent for the first quarter of 2006.  This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The costs of amusements and other, as a percentage of amusements and other revenues decreased 40 basis points to 13.5 percent of amusement and other revenue for the first quarter of 2007 compared to 13.9 percent for the first quarter of 2006.  This decrease was achieved through reduced freight costs offset by increased redemption costs primarily due to the continued success of the “Power Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits declined 140 basis points to 26.9 percent of revenue for the first quarter of 2007 compared to 28.3 percent for the first quarter of 2006.  This decrease was primarily driven by a menu redesign and systems initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses increased 20 basis points to 30.6 percent for the first quarter of 2007, compared to 30.4 percent for the same period of 2006.  This increase was primarily driven by increases in marketing expenses due to the timing of marketing programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.  General and administrative expenses increased 180 basis points for the first quarter of

2007 compared to the first quarter of 2006, primarily due to severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased $1,534 primarily due to 2006 store openings and the amortization of our trademarks.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The decrease in startup costs is primarily attributable to the opening of the Times Square location in the first quarter of 2006, compared to no openings in the first quarter of 2007.

Interest expense

The increase in interest expense is attributed to higher average outstanding borrowings under the senior secured credit facility and the issuance of $175,000 aggregate principal amount of senior notes in connection with the Merger on March 8, 2006.

Provision for income taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and Capital Resources

In connection with the Merger, we terminated the existing credit facility and entered into a senior credit facility (the “senior credit facility”) that provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of May 6, 2007, borrowings under the revolving credit facility and term loan facility were $4,000 and $79,125, respectively, and we had $7,183 in letters of credit outstanding.

The senior credit facility is secured by all of our assets.  Borrowings on the senior credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 8.25 percent at May 6, 2007 or, at our option, the applicable Eurodollar rate of 5.34 percent at May 6, 2007, plus a margin, in either case, based upon financial performance, as prescribed in the senior credit facility.  Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent.

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

We believe that cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future.  Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 4, 2007.

Historical Cash Flows

Thirteen Weeks Ended May 6, 2007 Compared to Thirteen Weeks Ended April 30, 2006 (Combined)

As of May 6, 2007, we had cash and cash equivalents of $8,906 and available borrowing capacity of $48,817 under the Senior Credit Facility.

Cash used in operating activities was $2,422 for the thirteen weeks of 2007 compared to cash provided in operating activities of $15,930 for the thirteen weeks of 2006.  The decrease in cash flow from operations compared to the first quarter of 2006 is primarily due to an increase in the cash paid for interest, the payment of employment agreement costs triggered by the Merger transaction and due to the timing of incentive compensation payments.

Cash used in investing activities was $2,794 for the thirteen weeks of 2007 compared to $291,189 for the thirteen weeks of 2006.  The investing activities for the first quarter of 2007 primarily include $2,912 in capital expenditures.  The investing activities for the first quarter of 2006 consisted of cash paid in connection with the Merger of $213,102 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $7,940 in transaction costs and $16,555 of capital expenditures.  The capital expenditures primarily related to new store development and construction costs for our Times Square location, which opened on April 5, 2006, and conversion costs for one of our Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand.

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

Cash provided from financing activities was $3,750 for the thirteen weeks of 2007 compared to $283,000 in the thirteen weeks of 2006.  Proceeds from debt incurred in connection with the Merger in 2006 aggregated $237,414 and cash equity contributions received in connection with the Merger aggregated $108,100.  These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K.

Accounting Policies

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.  A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended February 4, 2007.

Recent Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended May 6, 2007, that had materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  Forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.  An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 4, 2007.

PART II

OTHER INFORMATION

ITEM 1.                                         LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 6 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.                                RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 4, 2007.
ITEM 6.                                         EXHIBITS
Exhibit Number	Description

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: June 14, 2007	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 14, 2007	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer