Form 10-Q
period 2007-08-05
DAVE & BUSTERS INC
filed 2007-09-18
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 5, 2007

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of September 17, 2007 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING AUGUST 5, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.                  CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 5, 2007	February 4, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,795	$10,372
Inventories	13,075	13,148
Prepaid expenses	7,588	6,806
Deferred income taxes	5,824	5,478
Other current assets	2,107	2,906
Total current assets	46,389	38,710
Property and equipment, net	305,194	316,840
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	21,516	22,406
Total assets	$501,956	$506,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,000	$1,000
Accounts payable	19,018	19,196
Accrued liabilities	46,877	45,893
Income taxes payable	2,014	4,051
Total current liabilities	68,909	70,140
Deferred income taxes	24,304	27,429
Deferred occupancy costs	49,789	50,022
Other liabilities	9,502	9,142
Long-term debt, less current installments (Note 3)	252,875	253,375
Commitment and contingencies (Note 5)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of August 5, 2007 and February 4, 2007	—	—
Paid-in capital	109,778	108,952
Accumulated comprehensive income	378	(184)
Retained deficit	(13,579)	(12,063)
Total stockholders’ equity	96,577	96,705
Total liabilities and stockholders’ equity	$501,956	$506,813

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 5, 2007	July 30, 2006

Food and beverage revenues	$70,350	$67,374
Amusement and other revenues	61,315	55,777
Total revenues	131,665	123,151
Cost of food and beverage	17,504	17,408
Cost of amusement and other	8,755	8,221
Total cost of products	26,259	25,629
Operating payroll and benefits	35,224	35,039
Other store operating expenses	43,495	39,999
General and administrative expenses	8,780	9,687
Depreciation and amortization expense	12,809	11,455
Startup costs	299	821
Total operating costs	126,866	122,630
Operating income	4,799	521
Interest expense, net	6,347	6,525
Loss before provision for income taxes	(1,548)	(6,004)
Benefit for income taxes	(867)	(2,129)
Net loss	$(681)	$(3,875)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(unaudited)

		145-Day	37-Day Period
	Twenty-Six	Period From	From
	Weeks Ended	March 8, 2006 to	January 30, 2006
	August 5, 2007	July 30, 2006	to March 7, 2006
	(Successor)	(Successor)	(Predecessor)

Food and beverage revenues	$144,174	$108,876	$27,562
Amusement and other revenues	122,954	90,709	22,847
Total revenues	267,128	199,585	50,409
Cost of food and beverage	35,818	28,163	7,111
Cost of amusement and other	17,078	12,964	3,268
Total cost of products	52,896	41,127	10,379
Operating payroll and benefits	71,604	56,804	14,113
Other store operating expenses	84,999	63,293	15,323
General and administrative expenses	21,499	15,417	3,829
Depreciation and amortization expense	25,412	18,196	4,328
Startup costs	357	2,227	880
Total operating costs	256,767	197,064	48,852
Operating income	10,361	2,521	1,557
Interest expense, net	13,921	11,769	649
Income (loss) before provision for income taxes	(3,560)	(9,248)	908
Provision (benefit) for income taxes	(2,044)	(3,345)	422
Net income (loss)	$(1,516)	$(5,903)	$486

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

		145-Day Period	37-Day Period
	Twenty-Six	From	From
	Weeks Ended	March 8, 2006 to	January 30, 2006
	August 5, 2007	July 30, 2006	to March 7, 2006
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(1,516)	$(5,903)	$486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	25,412	18,196	4,328
Deferred income tax expense	(3,471)	(1,249)	(767)
Tax benefit related to stock options	—	—	10
Restricted stock awards	—	—	61
Stock-based compensation charges	826	—	25
Warrants related to convertible debt	—	—	21
Other, net	596	219	7
Changes in assets and liabilities:
Inventories	73	(413)	(72)
Prepaid expenses	(782)	(5,189)	(169)
Other current assets	799	1,360	(1)
Other assets and deferred charges	90	4,365	(66)
Accounts payable	(562)	(3,172)	(3,916)
Accrued liabilities	984	2,941	6,918
Income taxes payable	(2,037)	(4,053)	1,183
Deferred occupancy costs	(233)	1,285	2,502
Other liabilities	360	163	191
Net cash provided by operating activities	20,539	8,550	10,741
Cash flows from investing activities:
Capital expenditures	(12,861)	(14,742)	(10,600)
Proceeds from sales of property and equipment	245	169	—
Merger with WS Midway	—	(274,711)	—
Net cash used in investing activities	(12,616)	(289,284)	(10,600)
Cash flows from financing activities:
Borrowings of predecessor debt	—	—	6,000
Repayments of predecessor debt	—	(51,137)	(6,439)
Borrowings under senior secured credit facility	4,000	53,078	—
Repayments under senior secured credit facility	(4,500)	—	—
Borrowings under senior notes	—	175,000	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	—	108,100	—
Debt issuance costs	—	(11,466)	—
Proceeds from exercises of stock options	—	—	528
Net cash provided by (used in) financing activities	(500)	273,575	89
Increase (decrease) in cash and cash equivalents	7,423	(7,159)	230
Beginning cash and cash equivalents	10,372	7,812	7,582
Ending cash and cash equivalents	$17,795	$653	$7,812
Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$3,224	$1,692	$—
Cash paid for interest, net of amounts capitalized	$13,080	$2,482	$878

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation.  Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway.  Dave & Buster’s Inc. continues as the same legal entity after the Merger.  The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.  The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and has been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.”  The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.  The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value.  References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies.  All material intercompany accounts and transactions have been eliminated in consolidation.

As of August 5, 2007, we operate 48 large format, high-volume regional entertainment complexes.  Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008.  Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  All references to Fiscal 2006 relate to the combined 53-week period ending on February 4, 2007.  All references to the second quarter of 2007 relate to the twenty-six weeks ended August 5, 2007.  All references to the second quarter of 2006 relate to the combined 145-day period ended July 30, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor.  In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality primarily associated with the year-end holidays.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

•          Certain costs associated with special events revenue have been reclassified from other store operating to cost of amusements and other.

•          Certain costs associated with cost of goods sold have been reclassed from other store operating to cost of amusements and other.

Amount of increase (decrease) in previously reported costs are as follows:

(dollars in thousands)	Thirteen Weeks Ended August 5, 2007	Thirteen Weeks Ended July 30, 2006	Twenty-Six Weeks Ended August 5, 2007	145-Day Period From March 6, 2006 to July 30, 2006	37-Day Period From January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)

Cost of amusements and other	$—	$202	$—	$286	$85
Operating payroll and benefits	—	(569)	—	(938)	(252)
Other store operating	—	(361)	—	(534)	(182)
General and administrative expenses	—	728	—	1,186	349
Total operating costs	$—	$—	$	$—	$—

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

As of August 5, 2007, we have approximately $1,492 of unrecognized tax benefits, including approximately $342 of penalties and interest.  During the twenty-six week period ended August 5, 2007, we reduced our unrecognized tax benefit by $109.  We do not currently anticipate any additional material changes in fiscal year 2007.  We did not recognize any additional interest or penalty expense associated with uncertain tax positions during the twenty-six week period ended August 5, 2007.  Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense.  The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions.  We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2002.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains/(losses) for the thirteen week periods ended August 5, 2007 and July 30, 2006 were $344 and $(82), respectively, and for the twenty-six weeks ended August 5, 2007 and July 30, 2006 were $562 and $64, respectively.

Recent accounting pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year) We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year).  We are currently evaluating the impact of this adoption on our consolidated financial statements.

Note 2: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	August 5, 2007	February 4, 2007

Compensation and benefits	$10,468	$13,083
Interest	8,974	8,763
Accrued severance	2,657	3,669
Deferred amusement revenue	3,617	3,117
Sales and use taxes	2,799	2,880
Amusement redemption liability	3,444	2,794
Other	14,918	11,587
Total accrued liabilities	$46,877	$45,893

Note 3: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	August 5, 2007	February 4, 2007

Senior credit facility—revolving	$—	$—
Senior credit facility—term	78,875	79,375
Senior notes	175,000	175,000
	253,875	254,375
Less current installments	1,000	1,000
Long-term debt, less current installments	$252,875	$253,375

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of August 5, 2007, in addition to the borrowings indicated above, we had $7,183 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage.  Swingline loans bear interest at the base rate plus the applicable margin.  The weighted average rate of interest on the senior credit facility was 7.6 at August 5, 2007.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $76,300 at August 5, 2007 is fixed at 5.31 percent plus applicable margins.  The notional amounts decline ratably over the term of the agreements.  The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense and as a result of the swap agreements, we recorded additional interest income of $422 for the thirteen weeks ended August 5, 2007 and additional interest expense of $176 for the twenty-six weeks ended August 5, 2007.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  We are required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of August 5, 2007.  The financial covenants will become more restrictive over time.  The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter.  The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter.  In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets.  Virtually all of our assets are pledged as collateral for the senior credit facility.

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

The following table sets forth our future debt payment obligations as of August 5, 2007 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

August 5, 2007

1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	1,000
Thereafter	248,875
Total future payments	$253,875

The following table sets forth our recorded interest expense (in thousands):

	Thirteen Weeks Ended August 5, 2007	Thirteen Weeks Ended July 30, 2006	Twenty-Six Weeks Ended August 5, 2007	Twenty-Six Weeks Ended July 30, 2006

Gross interest expense	$6,559	$6,664	$14,257	$12,760
Capitalized interest	(102)	(40)	(112)	(149)
Interest income	(110)	(99)	(224)	(193)
Total interest expense	$6,347	$6,525	$13,921	$12,418

Note 4:  Share-Based Compensation

Predecessor share-based expense—The Predecessor previously accounted for stock-based compensation awards to employees and directors in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations.  Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  In connection with the Merger discussed in Note 1, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05.

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

For the thirteen weeks and twenty-six weeks ended August 5, 2007, we recognized compensation expense of approximately $342 and $826, respectively, related to options granted to employees.  Share-based common stock expenses are reported as a component of general and administrative expense in the accompanying consolidated statements of operations.

Note 5: Commitments and Contingencies

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

The following table sets forth our lease commitments as of August 5, 2007 (in thousands):

August 5, 2007

1 year or less	$42,750
2 years	42,465
3 years	42,608
4 years	42,093
5 years	42,544
Thereafter	332,347
$544,807

Note 6: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 3.  The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company.  The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  No other condensed consolidating financial statements are presented herein.  The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $73 and $1,271, respectively, for the twenty-six week period ended August 5, 2007.  For the comparable twenty-six week period ended July 30, 2006, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(93) and $1,555.  There are no restrictions on cash distributions from the non-guarantor subsidiary.

August 5, 2007:

(amounts in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$37,747	$2,979	$5,663	$46,389
Property and equipment, net	299,206	5,988	—	305,194
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,506	—	(1,506)	—
Other assets and deferred charges	21,418	98	—	21,516
Total assets	$488,734	$9,065	$4,157	$501,956

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$56,038	$7,208	$5,663	$68,909
Deferred income taxes	24,047	257	—	24,304
Deferred occupancy costs	49,695	94	—	49,789
Other liabilities	9,502	—	—	9,502
Long-term debt, less current installments (Note 3)	252,875	—	—	252,875
Stockholders’ equity	96,577	1,506	(1,506)	96,577
Total liabilities and stockholders’ equity	$488,734	$9,065	$4,157	$501,956

February 4, 2007:

(amounts in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$31,930	$1,733	$5,047	$38,710
Property and equipment, net	311,153	5,687	—	316,840
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,015	—	(1,015)	—
Other assets and deferred charges	22,314	92	—	22,406
Total assets	$495,269	$7,512	$4,032	$506,813

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$58,656	$6,437	$5,047	$70,140
Deferred income taxes	27,429	—	—	27,429
Deferred occupancy costs	49,962	60	—	50,022
Other liabilities	9,142	—	—	9,142
Long-term debt, less current installments (Note 3)	253,375	—	—	253,375
Stockholders’ equity	96,705	1,015	(1,015)	96,705
Total liabilities and stockholders’ equity	$495,269	$7,512	$4,032	$506,813

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31.  All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008.  Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively.  All references to Fiscal 2006 relate to the combined 53-week period ending on February 4, 2007.  All references to the second quarter of 2007 relate to the twenty-six weeks ended August 5, 2007.  All references to the second quarter of 2006 relate to the combined 145-day period ended July 30, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor.  All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance.  Those indicators include:

Revenues.  We derive revenues primarily from food, beverage, and amusement sales.  For the thirteen weeks ended August 5, 2007, we derived 35.9 percent of our total revenue from food sales, 17.5 percent from beverage sales, 45.1 percent from amusement sales, and 1.5 percent from other sources.  For the twenty-six weeks ended August 5, 2007, we derived 35.8 percent of our total revenue from food sales, 18.2 percent from beverage sales, 44.5 percent from amusement sales, and 1.5 percent from other sources.  We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate.  In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages throughout the complex.  Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle.  Our redemption games include basic games of skill, such as skee-ball and basketball.  The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions.  We review the game play on existing amusements in an effort to match amusements availability with guest preferences.  We will continue to invest in new games as they become available and prove to be attractive to guests.  Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.”  The “Eat & Play Combo,” which replaced the “Power Combo” in the second quarter, allows customers to purchase a variety of entrée and game card pairings at a fixed price.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time.  This is a very advantageous way to introduce the concept to new guests.  Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products.  Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items.  During the thirteen weeks ended August 5, 2007, the cost of food products averaged 25.0 percent of food revenue and the cost of beverage products averaged 24.6 percent of beverage revenue.  The amusement cost of products averaged 13.1 percent of amusement revenues.  During the twenty-six weeks ended August 5, 2007, the cost of food products averaged 25.0 percent of food revenue and the cost of beverage products averaged 24.6 percent of beverage revenue.  The amusement cost of products averaged 12.7 percent of amusement revenues.  The cost of products is driven by product mix and pricing movements from third party suppliers.  We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Results of Operations

The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

Quarterly Data (in thousands)	Thirteen Weeks Ended August 5, 2007		Thirteen Weeks Ended July 30, 2006

Food and beverage revenues	$70,350	53.4%	$67,374	54.7%
Amusement and other revenues	61,315	46.6	55,777	45.3
Total revenues	131,665	100.0	123,151	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,504	24.9	17,408	25.8
Cost of amusement and other (as a percentage of amusements and other revenues)	8,755	14.3	8,221	14.7
Total cost of products	26,259	19.9	25,629	20.8
Operating payroll and benefits	35,224	26.8	35,039	28.5
Other store operating expenses	43,495	33.0	39,999	32.4
General and administrative expenses	8,780	6.7	9,687	7.9
Depreciation and amortization expense	12,809	9.7	11,455	9.3
Startup costs	299	0.2	821	0.7
Total operating costs	126,866	96.3	122,630	99.6
Operating income	4,799	3.7	521	0.4
Interest expense, net	6,347	4.8	6,525	5.3
Loss before provision for income taxes	(1,548)	(1.1)	(6,004)	(4.9)
Benefit for income taxes	(867)	(0.7)	(2,129)	(1.7)
Net loss	$(681)	(0.4)%	$(3,875)	(3.2)%

Change in comparable store sales(1)		5.3%		5.6%

Year-to-Date Data (dollars in thousands)	Twenty-Six Weeks Ended August 5, 2007		Twenty-Six Week Period from January 30, 2006 to July 30, 2006		145-Day Period from March 8, 2006 to July 30, 2006		37-Day Period from January 30, 2006 to March 7, 2006
	(Successor)		(Combined)(2)		(Successor)		(Predecessor)

Food and beverage revenues	$144,174	54.0%	$136,438	54.6%	$108,876	54.6%	$27,562	54.7%
Amusement and other revenues	122,954	46.0	113,556	45.4	90,709	45.4	22,847	45.3
Total revenues	267,128	100.0	249,994	100.0	199,585	100.0	50,409	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	35,818	24.8	35,274	25.9	28,163	25.9	7,111	25.8
Cost of amusements and other (as a percentage of amusement and other revenues) (3)	17,078	13.9	16,232	14.3	12,964	14.3	3,268	14.3
Total cost of products	52,896	19.8	51,506	20.6	41,127	20.6	10,379	20.6
Operating payroll and benefits (3)	71,604	26.8	70,917	28.4	56,804	28.5	14,113	28.0
Other store operating expenses (3)	84,999	31.8	78,616	31.4	63,293	31.7	15,323	30.4
General and administrative expenses(3)	21,499	8.0	19,246	7.7	15,417	7.7	3,829	7.6
Depreciation and amortization expense	25,412	9.5	22,524	9.0	18,196	9.1	4,328	8.6
Startup costs	357	0.1	3,107	1.2	2,227	1.1	880	1.7
Total operating costs	256,767	96.0	245,916	98.3	197,064	98.7	48,852	96.9
Operating income	10,361	4.0	4,078	1.7	2,521	1.3	1,557	3.1
Interest expense, net	13,921	5.2	12,418	5.0	11,769	5.9	649	1.3
Income (loss) before provisions for income taxes	(3,560)	(1.2)	(8,340)	(3.3)	(9,248)	(4.6)	908	1.8
Provision (benefit) for income taxes	(2,044)	(0.7)	(2,923)	(1.1)	(3,345)	(1.6)	422	0.8
Net income (loss)	$(1,516)	(0.5)%	$(5,417)	(2.2)%	$(5,903)	(3.0)%	$486	1.0%
Cash provided by (used in):
Operating activities	$20,539		$19,291		$8,550		$10,741
Investing activities	(12,616)		(299,884)		(289,284)		(10,600)
Financing activities	(500)		273,664		273,575		89

Change in comparable store sales(1)		4.5%		5.8%
Stores open at end of period(4)	48		47		47		46
Comparable stores open at end of period	43

(1)      “Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)      We have prepared our discussion of the results of operations for the twenty-six weeks ended August 5, 2007 by comparing the results of operations for the twenty-six weeks ended August 5, 2007 to the combined earnings and cash flows for the Predecessor 37-day period ended March 7, 2006 and the Successor 145-day period ended July 30, 2006.  Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison.  The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

(3)      Certain prior period balances have been reclassified to conform to the current period presentation and to reflect Successor management’s view of store level operations, as described below:

•          Costs associated with multi-unit operations personnel have be reclassified from operating payroll and benefits and other store operating expenses to general and administrative expenses.

•          Certain costs associated with special events revenue have been reclassified from other store operating to cost of amusements and other.

•          Certain costs associated with cost of goods sold have been reclassed from other store operating to cost of amusements and other.

Amount of increase (decrease) in previously reported costs are as follows:

(dollars in thousands)	Thirteen Weeks Ended August 5, 2007	Thirteen Weeks Ended July 30, 2006	Twenty-Six Weeks Ended August 5, 2007	Twenty-Six Weeks Ended July 30, 2006
	(Successor)	(Successor)	(Successor)	(Combined)

Cost of amusements and other	$—	$202	$—	$371
Operating payroll and benefits	—	(569)	—	(1,190)
Other store operating	—	(361)	—	(716)
General and administrative expenses	—	728	—	1,535
Total operating costs	$—	$—	$	$—

(4)                                 The number of stores open at August 5, 2007 includes our store in Maple Grove, Minnesota which opened on November 13, 2006 and excludes the September 17, 2007 opening of our store in Tempe, Arizona.

Thirteen Weeks Ended August 5, 2007 Compared to Thirteen Weeks Ended July 30, 2006

Revenues

Total revenues increased 6.9 percent, or $8,514, for the thirteen weeks ended August 5, 2007 compared to the thirteen weeks ended July 30, 2006.  Comparable stores revenue increased 5.3 percent, or $6,056 for the thirteen weeks ended August 5, 2007 compared to the thirteen weeks ended July 30, 2006.  Our comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the second fiscal quarter of 2007 compared to the calendar weeks that made up the second quarter of fiscal 2006.  The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter.  The additional 53rd week of fiscal 2006 shifted the weekly components in the second fiscal quarter of 2007 to weeks with seasonally higher sales.  Our comparable store revenue increased 3.5 percent compared to the same calendar weeks in fiscal 2006.

The increased revenues were derived from the following sources:

Comparable stores	$6,056
Non comparable stores	2,259
Other	199
Total	$8,514

Our revenues during the thirteen weeks ended August 5, 2007 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets.  Food sales at the comparable stores increased by 2.6 percent over sales levels achieved in the same period of 2006 (1.4 percent increase on a comparable calendar week basis).  Beverage sales at comparable stores increased by 3.8 percent over the thirteen weeks ended July 30, 2006 (2.9 percent increase on a comparable calendar week basis), driven largely by price increases.  Comparable store amusements revenue in the thirteen weeks ended August 5, 2007 increased by 7.8 percent versus the same period of 2006 (5.2 percent increase on a comparable calendar week basis).  Amusement revenue increases were achieved, in part, through initiatives aimed to ease amusement customer purchase transactions and improvements to our food and amusements combination offerings.

Comparable special events revenues accounted for 14.3 percent of consolidated comparable stores revenue for the thirteen weeks ended August 5, 2007 and the 14.8 percent in the same period of 2006.

Our revenue mix was 53.4 percent for food and beverage and 46.6 percent for amusements and other.  This compares to 54.7 percent and 45.3 percent, respectively, for the same period of 2006.

Cost of products

Cost of food and beverage products declined 90 basis points to 24.9 percent of revenue for the thirteen weeks ended August 5, 2007 compared to 25.8 percent for the thirteen weeks ended July 30, 2006.  This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The costs of amusements and other, as a percentage of amusements and other revenues decreased 40 basis points to 14.3 percent of amusement and other revenue for the thirteen weeks ended August 5, 2007 compared to 14.7 percent for the thirteen weeks ended July 30, 2006.  This decrease was achieved through reduced freight costs partially offset by increased redemption costs primarily due to the success of the “Eat & Play Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits declined 170 basis points to 26.8 percent of revenue for the thirteen weeks ended August 5, 2007 compared to 28.5 percent for the thirteen weeks ended July 30, 2006.  This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses increased 60 basis points to 33.0 percent for the thirteen weeks ended August 5, 2007, compared to 32.4 percent for the same period of 2006.  This increase was primarily driven by increases in marketing expenses due primarily to increases in our national cable television spending during the quarter over the comparable 2006 period.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.  General and administrative expenses decreased 120 basis points for the thirteen weeks ended August 5, 2007 compared to the thirteen weeks ended July 30, 2006, primarily due to expenses incurred in the second quarter of 2006 associated with the Merger transaction and reduced incentive compensation.

Depreciation and amortization expense

Depreciation and amortization expense increased $1,354 primarily due to 2006 store openings.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The decrease in startup costs is primarily attributable to the opening of the Times Square location in the first quarter of 2006, compared to no openings in the first half of 2007.

Interest expense

The decrease in interest expense is primarily attributed to interest income recorded to mark the interest rate swap arrangements to their fair value.

Provision for income taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Twenty-six Weeks Ended August 5, 2007 Compared to Twenty-six Weeks Ended July 30, 2006 (Combined)

Revenues

Total revenues increased 6.9 percent, or $17,134, for the twenty-six weeks ended August 5, 2007 compared to the twenty-six weeks ended July 30, 2006.  Comparable stores revenue increased 4.5 percent, or $10,481 for the twenty-six weeks ended August 5, 2007 compared to the twenty-six weeks ended July 30, 2006.  Our comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the first twenty-six weeks of 2007 compared to the calendar weeks that made up the first twenty-six weeks of fiscal 2006.  The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter.  The additional 53rd week of fiscal 2006 shifted the weekly components in the first half of fiscal 2007 to weeks with seasonally higher sales.

The increased revenues were derived from the following sources:

Comparable stores	$10,481
Non comparable stores	6,728
Other	(75)
Total	$17,134

Our revenues during the twenty-six weeks ended August 5, 2007 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets.  Food sales at the comparable stores increased by 3.3 percent over sales levels achieved in the same period of 2006 (2.8 percent increase on a comparable calendar week basis).  Beverage sales at comparable stores increased by 2.9 percent over the twenty-six weeks ended July 30, 2006 (3.1 percent increase on a comparable calendar week basis), driven largely by price increases.  Comparable store amusements revenue in the twenty-six weeks ended August 5, 2007 increased by 5.2 percent versus the same period of 2006 (4.4 percent increase on a comparable calendar week basis).  Our comparable store revenue increased 3.9 percent compared to the same calendar weeks in fiscal 2006.  Amusement revenue increases were achieved, in part, through initiatives aimed to ease amusement customer purchase transactions and the introduction of our new “Eat & Play Combo” offering in the second quarter to 2007.

Comparable special events revenues accounted for 13.7 percent of consolidated comparable stores revenue for the twenty-six weeks ended August 5, 2007 and the 13.9 percent in the same period of 2006.

Our revenue mix was 54.0 percent for food and beverage and 46.0 percent for amusements and other.  This compares to 54.6 percent and 45.4 percent, respectively, for the same period of 2006.

Cost of products

Cost of food and beverage products declined 110 basis points to 24.8 percent of revenue for the twenty-six weeks ended August 5, 2007 compared to 25.9 percent for the twenty-six weeks ended July 30, 2006.  This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The costs of amusements and other, as a percentage of amusements and other revenues decreased 40 basis points to 13.9 percent of amusement and other revenue for the twenty-six weeks ended August 5, 2007 compared to 14.3 percent for the twenty-six weeks ended July 30, 2006.  This decrease was achieved through reduced freight costs offset by increased redemption costs primarily due to the success of the “Eat & Play Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits declined 160 basis points to 26.8 percent of revenue for the twenty-six weeks ended August 5, 2007 compared to 28.4 percent for the twenty-six weeks ended July 30, 2006.  This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses increased 40 basis points to 31.8 percent for the twenty-six weeks ended August 5, 2007, compared to 31.4 percent for the same period of 2006.  This increase was primarily driven by increases in marketing expenses due primarily to increases in our national cable television spending during the year over the comparable 2006 period.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.  General and administrative expenses increased 30 basis points for the twenty-six weeks ended August 5, 2007 compared to the twenty-six weeks ended July 30, 2006, primarily due to severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased $2,888 primarily due to 2006 store openings.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities.  All startup costs are expensed as incurred.  The decrease in startup costs is primarily attributable to the opening of the Times Square location in the first quarter of 2006, compared to no openings in the first half of 2007.  We plan on opening one store in the third quarter of 2007.

Interest expense

The increase in interest expense is attributed to higher average outstanding borrowings under the senior secured credit facility and the issuance of $175,000 aggregate principal amount of senior notes issued in the first quarter of fiscal 2006.

Provision for income taxes

Our effective tax rate differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and Capital Resources

In connection with the Merger, we terminated the existing credit facility and entered into a senior credit facility (the “senior credit facility”) that provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger.  The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary.  The revolving credit facility will be used to provide financing for working capital and general corporate purposes.  As of August 5, 2007, borrowings under the revolving credit facility and term loan facility were $0 and $78,875, respectively, and we had $7,183 in letters of credit outstanding.

The senior credit facility is secured by all of our assets.  Borrowings on the senior credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 8.25 percent at August 5, 2007 or, at our option, the applicable Eurodollar rate of 5.35 percent at August 5, 2007, plus a margin, in either case, based upon financial performance, as prescribed in the senior credit facility.  Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt.  Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent.

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

Historical Cash Flows

Twenty-six Weeks Ended August 5, 2007 Compared to Twenty-six Weeks Ended July 30, 2006 (Combined)

As of August 5, 2007, we had cash and cash equivalents of $17,795 and available borrowing capacity of $52,817 under the Senior Credit Facility.

Cash provided in operating activities was $20,539 for the twenty-six weeks of 2007 compared to $19,291 for the twenty-six weeks of 2006.

Cash used in investing activities was $12,616 for the twenty-six weeks of 2007 compared to $299,884 for the twenty-six weeks of 2006.  The investing activities for the second quarter of 2007 primarily include $12,861 in capital expenditures.  The investing activities for the second quarter of 2006 consisted of cash paid in connection with the Merger of $213,102 in consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $7,940 in transaction costs and $25,342 of capital expenditures.  The capital expenditures primarily related to new store development and construction costs for our Times Square location, which opened on April 5, 2006, and conversion costs for one of our Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords.  We expect to spend approximately $37,000 ($35,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2007.  The 2007 expenditures will include approximately $15,000 ($13,000 net of tenant improvement allowance) for new store construction, $8,000 for new games, and $14,000 in maintenance capital for various business improvement initiatives.

Cash used by financing activities reflected a $500 debt reduction for the twenty-six weeks of 2007 compared to cash provided from financing activities of $273,664 in the twenty-six weeks of 2006.  In 2006, proceeds from debt incurred in connection with the Merger aggregated $228,078 and cash equity contributions received in connection with the Merger aggregated $108,100.  These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year).  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year).  We are currently evaluating the impact of this adoption on our consolidated financial statements.

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

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended August 5, 2007, that had materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: September 18, 2007	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 18, 2007	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer