Form 10-Q
period 2007-11-04
DAVE & BUSTERS INC
filed 2007-12-18
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 4, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-15007

Dave & Buster’s, Inc.

(Exact Name of Registrant as Specified in Its Charter)

MISSOURI	43-1532756
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 18, 2007 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING NOVEMBER 4, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 4, 2007	February 4, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,502	$10,372
Inventories	14,999	13,148
Prepaid expenses	8,649	6,806
Deferred income taxes	6,115	5,478
Other current assets	2,727	2,906

Total current assets	45,992	38,710
Property and equipment, net	302,629	316,840
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	20,643	22,406

Total assets	$498,121	$506,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,000	$1,000
Accounts payable	20,593	19,196
Accrued liabilities	46,560	45,893
Income taxes payable	3,692	4,051

Total current liabilities	71,845	70,140
Deferred income taxes	23,292	27,429
Deferred occupancy costs	50,995	50,022
Other liabilities	10,301	9,142
Long-term debt, less current installments (Note 3)	254,625	253,375
Commitment and contingencies (Note 5)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of November 4, 2007 and February 4, 2007	—	—
Paid-in capital	110,122	108,952
Accumulated comprehensive income (loss)	1,799	(184)
Retained deficit	(24,858)	(12,063)

Total stockholders’ equity	87,063	96,705

Total liabilities and stockholders’ equity	$498,121	$506,813

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen Weeks Ended November 4, 2007	Thirteen Weeks Ended October 29, 2006
Food and beverage revenues	$67,079	$64,727
Amusement and other revenues	56,642	51,543

Total revenues	123,721	116,270
Cost of food and beverage	16,998	16,783
Cost of amusement and other	7,988	7,370

Total cost of products	24,986	24,153
Operating payroll and benefits	35,300	34,200
Other store operating expenses	43,429	38,140
General and administrative expenses	8,725	8,450
Depreciation and amortization expense	12,943	11,972
Startup costs	675	814

Total operating costs	126,058	117,729

Operating loss	(2,337)	(1,459)
Interest expense, net	7,644	7,200

Loss before provision for income taxes	(9,981)	(8,659)
Provision (benefit) for income taxes	1,298	(3,442)

Net loss	$(11,279)	$(5,217)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended November 4, 2007	236-Day Period From March 8, 2006 to October 29, 2006	37-Day Period From January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$211,253	$173,604	$27,562
Amusement and other revenues	179,596	142,251	22,847

Total revenues	390,849	315,855	50,409
Cost of food and beverage	52,815	44,945	7,111
Cost of amusement and other	25,066	20,334	3,268

Total cost of products	77,881	65,279	10,379
Operating payroll and benefits	106,904	91,004	14,113
Other store operating expenses	128,427	101,433	15,323
General and administrative expenses	30,224	23,868	3,829
Depreciation and amortization expense	38,355	30,167	4,328
Startup costs	1,032	3,041	880

Total operating costs	382,823	314,792	48,852

Operating income	8,026	1,063	1,557
Interest expense, net	21,565	18,969	649

Income (loss) before provision for income taxes	(13,539)	(17,906)	908
Provision (benefit) for income taxes	(746)	(6,788)	422

Net income (loss)	$(12,793)	$(11,118)	$486

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended November 4, 2007	236-Day Period From March 8, 2006 to October 29, 2006	37-Day Period From January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(12,793)	$(11,118)	$486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	38,355	30,167	4,328
Deferred income tax expense	(4,774)	(1,580)	(767)
Stock-based compensation charges	1,170	—	25
Other, net	1,882	(282)	99
Changes in assets and liabilities:
Inventories	(1,851)	(589)	(72)
Prepaid expenses	(1,843)	(2,798)	(169)
Other current assets	179	(1,800)	(1)
Other assets and deferred charges	563	(5,154)	(66)
Accounts payable	1,109	(2,806)	(3,916)
Accrued liabilities	667	7,528	6,918
Income taxes payable	(359)	(4,173)	1,183
Deferred occupancy costs	973	1,038	2,502
Other liabilities	1,158	516	191

Net cash provided by operating activities	24,436	8,949	10,741

Cash flows from investing activities:
Capital expenditures	(22,911)	(24,727)	(10,600)
Proceeds from sales of property and equipment	355	325	—
Merger with WS Midway	—	(326,444)	—

Net cash used in investing activities	(22,556)	(350,846)	(10,600)

Cash flows from financing activities:
Borrowings of predecessor debt	—	—	6,000
Repayments of predecessor debt	—	(51,137)	(6,439)
Borrowings under senior secured credit facility facility	2,000	138,000	—
Repayments under senior secured credit facility	(750)	(23,375)	—
Borrowings under senior notes	—	175,000	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	—	108,100	—
Debt issuance costs	—	(11,466)	—
Proceeds from exercises of stock options	—	—	528

Net cash provided by financing activities	1,250	335,122	89

Increase (decrease) in cash and cash equivalents	3,130	(6,755)	230
Beginning cash and cash equivalents	10,372	7,812	7,582

Ending cash and cash equivalents	$13,502	$1,037	$7,812

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$4,143	$1,760	$—
Cash paid for interest, net of amounts capitalized	$24,646	$13,661	$878

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. Dave & Buster’s Inc. continues as the same legal entity after the Merger. The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the period preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively. The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and has been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation.

As of November 4, 2007, we operate 49 large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008. Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively. All references to Fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. All references to the third quarter of 2007 relate to the thirty-nine weeks ended November 4, 2007. All references to the third quarter of 2006 relate to the combined 236-day period ended October 29, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality primarily associated with the year-end holidays. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 4, 2007 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Reclassification of previously issued financials—Certain prior period balances have been reclassified to conform to the current period presentation and to reflect Successor management’s view of store level operations, as described below:

•	Costs associated with multi-unit operations personnel have been reclassified from operating payroll and benefits and other store operating expenses to general and administrative expenses.

•	Certain costs associated with special events revenue have been reclassified from other store operating expenses to cost of amusement and other.

•	Certain costs associated with cost of goods sold have been reclassified from other store operating expenses to cost of amusement and other.

Amount of increase (decrease) in previously reported costs are as follows:

	Thirteen Weeks Ended October 29, 2006	236-Day Period From March 6, 2006 to October 29, 2006	37-Day Period From January 30, 2006 to March 7, 2006
(dollars in thousands)	(Successor)	(Successor)	(Predecessor)
Cost of amusement and other	$156	$441	$85
Operating payroll and benefits	(549)	(1,488)	(252)
Other store operating expenses	(318)	(851)	(182)
General and administrative expenses	711	1,898	349

Total operating costs	$—	$—	$—

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

As of November 4, 2007, we have approximately $2,195 of unrecognized tax benefits, including approximately $330 of penalties and interest. During the thirty-nine week period ended November 4, 2007, we increased our unrecognized tax benefit by $901. This increase resulted primarily from a position taken on the 2006 federal income tax return filed during the quarter ended November 4, 2007, that resulted in an uncertain tax position. During the same period, we reduced our benefit by $292 largely as a result of changes to our state tax liability reserve. We do not currently anticipate any additional material changes in fiscal year 2007. We did not recognize any additional interest or penalty expense associated with uncertain tax positions during the thirty-nine week period ended November 4, 2007. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We provide a valuation allowance for deferred tax assets in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”), issued by the Financial Accounting Standards Board. SFAS 109 requires that a valuation allowance be established when, as determined in accordance with SFAS 109; it is more likely than not that some portion of our deferred tax assets will not be realized. Accordingly, during fiscal 2007, a valuation allowance of $3,460 was established primarily based on our expectation that we will experience a cumulative loss before income taxes for the three year period ended February 3, 2008. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences will become deductible.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2003.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains/(losses) for the thirteen week periods ended November 4, 2007 and October 29, 2006 were $1,421 and $21, respectively, and for the thirty-nine weeks ended November 4, 2007 and October 29, 2006 were $1,983 and $85, respectively.

Recent accounting pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year). We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

Note 2: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	November 4, 2007	February 4, 2007
Compensation and benefits	$10,907	$13,083
Interest	4,816	8,763
Accrued severance	2,349	3,669
Deferred amusement revenue	3,867	3,117
Sales and use taxes	2,771	2,880
Amusement redemption liability	3,444	2,794
Customer deposits	5,348	1,855
Other	13,058	9,732

Total accrued liabilities	$46,560	$45,893

Note 3: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	November 4, 2007	February 4, 2007
Senior credit facility—revolving	$2,000	$—
Senior credit facility—term	78,625	79,375
Senior notes	175,000	175,000

	255,625	254,375
Less current installments	1,000	1,000

Long-term debt, less current installments	$254,625	$253,375

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of November 4, 2007, in addition to the borrowings indicated above, we had $11,683 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on the senior credit facility was 7.6 percent at November 4, 2007.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $75,500 at November 4, 2007 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense, and as a result of the swap agreements, we recorded additional interest expense of $880 for the thirteen weeks ended November 4, 2007 and additional interest expense of $1,056 for the thirty-nine weeks ended November 4, 2007.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 4.75:1.00 as of November 4, 2007. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

The following table sets forth our future debt payment obligations as of November 4, 2007 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

November 4, 2007
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	1,000
Thereafter	248,625

Total future payments	$253,625

The following table sets forth our recorded interest expense (in thousands):

	Thirteen Weeks Ended November 4, 2007	Thirteen Weeks Ended October 29, 2006	Thirty-Nine Weeks Ended November 4, 2007	Thirty-Nine Weeks Ended October 29, 2006
Gross interest expense	$7,822	$7,536	$22,084	$20,297
Capitalized interest	(40)	(173)	(151)	(322)
Interest income	(138)	(163)	(368)	(357)

Total interest expense	$7,644	$7,200	$21,565	$19,618

Note 4: Share-Based Compensation

Predecessor share-based expense—The Predecessor previously accounted for stock-based compensation awards to employees and directors in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In connection with the Merger discussed in Note 1, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments,” (“SFAS 123R”). SFAS 123R was a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards on the grant date. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. We adopted SFAS 123R as of the beginning of the first quarter of 2006 using the modified prospective method; accordingly, we have not restated prior period amounts presented herein. We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006.

Successor share-based expense—In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”). The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway. The expense associated with share-based equity awards granted in fiscal 2007 and 2006 have been calculated as required by SFAS 123R. The expected term of the options is based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

For the thirteen weeks and thirty-nine weeks ended November 4, 2007, we recognized compensation expense of approximately $344 and $1,170, respectively, related to options granted to employees. Share-based common stock expenses are reported as a component of general and administrative expense in the accompanying consolidated statements of operations.

Note 5: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. We are working to have these two cases consolidated and coordinated because the potential class members are virtually identical. Therefore, settlement of one case would resolve both cases.

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

The following table sets forth our lease commitments as of November 4, 2007 (in thousands):

November 4, 2007
1 year or less	$42,684
2 years	42,601
3 years	42,637
4 years	42,140
5 years	42,587
Thereafter	320,941

$533,590

We have signed operating lease agreements for future sites located in Arlington, Texas, Richmond, Virginia, and Plymouth Meeting, Pennsylvania, which we anticipate opening in fiscal 2008. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these three agreements are not included in the table above.

Note 6: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 3. The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $330 and $1,877, respectively, for the thirty-nine week period ended November 4, 2007. For the comparable thirty-nine week period ended October 29, 2006, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(146) and $2,101, respectively. There are no restrictions on cash distributions from the non-guarantor subsidiary.

November 4, 2007:

(amounts in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$41,708	$4,284	$—	$45,992
Property and equipment, net	296,118	6,511	—	302,629
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,133	—	(3,133)	—
Other assets and deferred charges	20,536	107	—	20,643

Total assets	$490,352	$10,902	$(3,133)	$498,121

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$64,480	$7,365	$—	$71,845
Deferred income taxes	23,010	282	—	23,292
Deferred occupancy costs	50,873	122	—	50,995
Other liabilities	10,301	—	—	10,301
Long-term debt, less current installments (Note 3)	254,625	—	—	254,625
Stockholders’ equity	87,063	3,133	(3,133)	87,063

Total liabilities and stockholders’ equity	$490,352	$10,902	$(3,133)	$498,121

February 4, 2007:

(amounts in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$36,977	$1,733	$—	$38,710
Property and equipment, net	311,153	5,687	—	316,840
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,015	—	(1,015)	—
Other assets and deferred charges	22,314	92	—	22,406

Total assets	$500,316	$7,512	$(1,015)	$506,813

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$63,703	$6,437	$—	$70,140
Deferred income taxes	27,429	—	—	27,429
Deferred occupancy costs	49,962	60	—	50,022
Other liabilities	9,142	—	—	9,142
Long-term debt, less current installments (Note 3)	253,375	—	—	253,375
Stockholders’ equity	96,705	1,015	(1,015)	96,705

Total liabilities and stockholders’ equity	$500,316	$7,512	$(1,015)	$506,813

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal 2007 relate to the 52-week period ending on February 3, 2008. Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively. All references to fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. All references to the third quarter of 2007 relate to the thirty-nine weeks ended November 4, 2007. All references to the third quarter of 2006 relate to the combined 236-day period ended October 29, 2006 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway through the Merger. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. Although we continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries for the period preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

At the effective time of the Merger discussed above, the following events occurred:

1.

All outstanding shares of our common stock (including those issued upon the conversion of our convertible subordinated notes), other than shares held by WS Midway, were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

2.

Holders of up to approximately 2.6 million shares exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares;

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

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues. We derive revenues primarily from food, beverage, and amusement sales. For the thirteen weeks ended November 4, 2007, we derived 35.3 percent of our total revenue from food sales, 18.9 percent from beverage sales, 44.2 percent from amusement sales, and 1.6 percent from other sources. For the thirty-nine weeks ended November 4, 2007, we derived 35.6 percent of our total revenue from food sales, 18.4 percent from beverage sales, 44.5 percent from amusement sales, and 1.5 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” which replaced the “Power Combo” in the second quarter, allow customers to purchase a variety of entrée and game card pairings at a fixed price.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products. Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items. During the thirteen weeks ended November 4, 2007, the cost of food products averaged 25.9 percent of food revenue, the cost of beverage products averaged 24.4 percent of beverage revenue, and the amusement cost of products averaged 12.5 percent of amusement revenues. During the thirty-nine weeks ended November 4, 2007, the cost of food products averaged 25.3 percent of food revenue, the cost of beverage products averaged 24.5 percent of beverage revenue, and the amusement cost of products averaged 12.6 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Quarterly Data	Thirteen Weeks Ended November 4, 2007		Thirteen Weeks Ended October 29, 2006
(in thousands)
Food and beverage revenues	$67,079	54.2%	$64,727	55.7%
Amusement and other revenues	56,642	45.8	51,543	44.3

Total revenues	123,721	100.0	116,270	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	16,998	25.3	16,783	25.9
Cost of amusement and other (as a percentage of amusements and other revenues)(1)	7,988	14.1	7,370	14.3

Total cost of products	24,986	20.2	24,153	20.8
Operating payroll and benefits(1)	35,300	28.5	34,200	29.4
Other store operating expenses(1)	43,429	35.1	38,140	32.8
General and administrative expenses(1)	8,725	7.1	8,450	7.3
Depreciation and amortization expense	12,943	10.5	11,972	10.3
Startup costs	675	0.5	814	0.7

Total operating costs	126,058	101.9	117,729	101.3

Operating loss	(2,337)	(1.9)	(1,459)	(1.3)
Interest expense, net	7,644	6.2	7,200	6.2

Loss before provision for income taxes	(9,981)	(8.1)	(8,659)	(7.5)
Provision (benefit) for income taxes	1,298	1.0	(3,442)	(3.0)

Net loss	$(11,279)	(9.1)%	$(5,217)	(4.5)%

Change in comparable store sales(2)		3.1%		4.3%

Year-to-Date Data	Thirty-Nine Weeks Ended November 4, 2007		Thirty-Nine Weeks from January 30, 2006 to October 29, 2006		236-Day Period from March 8, 2006 to October 29, 2006		37-Day Period from January 30, 2006 to March 7, 2006
(dollars in thousands)	(Successor)		(Combined)(3)		(Successor)		(Predecessor)
Food and beverage revenues	$211,253	54.0%	$201,166	54.9%	$173,604	55.0%	$27,562	54.7%
Amusement and other revenues	179,596	46.0	165,098	45.1	142,251	45.0	22,847	45.3

Total revenues	390,849	100.0	366,264	100.0	315,855	100.0	50,409	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	52,815	25.0	52,056	25.9	44,945	25.9	7,111	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)(1)	25,066	14.0	23,602	14.3	20,334	14.3	3,268	14.3

Total cost of products	77,881	19.9	75,658	20.6	65,279	20.7	10,379	20.6
Operating payroll and benefits(1)	106,904	27.4	105,117	28.7	91,004	28.8	14,113	28.0
Other store operating expenses(1)	128,427	32.9	116,756	31.9	101,433	32.1	15,323	30.4
General and administrative expenses(1)	30,224	7.7	27,697	7.5	23,868	7.6	3,829	7.6
Depreciation and amortization expense	38,355	9.8	34,495	9.4	30,167	9.5	4,328	8.6
Startup costs	1,032	0.3	3,921	1.1	3,041	1.0	880	1.7

Total operating costs	382,823	98.0	363,644	99.2	314,792	99.7	48,852	96.9

Operating income	8,026	2.0	2,620	0.8	1,063	0.3	1,557	3.1
Interest expense, net	21,565	5.5	19,618	5.4	18,969	6.0	649	1.3

Income (loss) before provision for income taxes	(13,539)	(3.5)	(16,998)	(4.6)	(17,906)	(5.7)	908	1.8
Provision (benefit) for income taxes	(746)	(0.2)	(6,366)	(1.7)	(6,788)	(2.1)	422	0.8

Net income (loss)	$(12,793)	(3.3)%	$(10,632)	(2.9)%	$(11,118)	(3.6)%	$486	1.0%

Cash provided by (used in):
Operating activities	$24,436		$19,690		$8,949		$10,741
Investing activities	(22,556)		(361,446)		(350,846)		(10,600)
Financing activities	1,250		335,211		335,122		89
Change in comparable store sales(2)		4.0%		5.3%
Stores open at end of period(4)		49		47
Comparable stores open at end of period		43		33

(1)	Certain prior period balances have been reclassified to conform to the current period presentation and to reflect Successor management’s view of store level operations, as described below:

•	Costs associated with multi-unit operations personnel have been reclassified from operating payroll and benefits and other store operating expenses to general and administrative expenses.

•	Certain costs associated with special events revenue have been reclassified from other store operating expenses to cost of amusement and other.

•	Certain costs associated with cost of goods sold have been reclassified from other store operating expenses to cost of amusement and other.

Amount of increase (decrease) in previously reported costs are as follows:

	Thirteen Weeks Ended October 29, 2006	Thirty-Nine Weeks Ended October 29, 2006
(dollars in thousands)	(Successor)	(Combined)
Cost of amusement and other	$156	$526
Operating payroll and benefits	(549)	(1,740)
Other store operating expenses	(318)	(1,033)
General and administrative expenses	711	2,247

Total operating costs	$—	$—

(2)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and are indicative of acceptance of our initiatives as well as local economic and consumer trends.

(3)

We have prepared our discussion of the results of operations for the thirty-nine weeks ended November 4, 2007 by comparing the results of operations for the thirty-nine weeks ended November 4, 2007 to the combined earnings and cash flows for the Predecessor 37-day period ended March 7, 2006 and the Successor 236-day period ended October 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

(4)

The number of stores open at November 4, 2007 includes our store in Tempe, Arizona which opened on September 17, 2007, and the openings of complexes in Times Square, New York and Maple Grove, Minnesota in the first and fourth quarters of 2006, respectively.

Thirteen Weeks Ended November 4, 2007 Compared to Thirteen Weeks Ended October 29, 2006

Revenues

Total revenues increased 6.4 percent, or $7,451, for the thirteen weeks ended November 4, 2007 compared to the thirteen weeks ended October 29, 2006. Comparable store revenue increased 3.1 percent, or $3,372, for the thirteen weeks ended November 4, 2007 compared to the thirteen weeks ended October 29, 2006. Our comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the third fiscal quarter of 2007 compared to the calendar weeks that made up the third quarter of fiscal 2006. The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter. The additional 53rd week of fiscal 2006 shifted the weekly components in the third fiscal quarter of 2007 to weeks with seasonally lower sales. Our comparable store revenue increased 4.5 percent compared to the same calendar weeks in fiscal 2006.

The increased revenues were derived from the following sources:

Comparable stores	$3,372
Non comparable stores	4,085
Other	(6)

Total	$7,451

Our revenues during the thirteen weeks ended November 4, 2007 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets. Food sales at the comparable stores remained constant over sales levels achieved in the same period of 2006 (1.2 percent increase on a comparable calendar week basis). Beverage sales at comparable stores increased by 1.1 percent over the thirteen weeks ended October 29, 2006 (1.1 percent increase on a comparable calendar week basis), driven largely by price increases. Comparable store amusements revenue in the thirteen weeks ended November 4, 2007 increased by 5.5 percent versus the same period of 2006 (7.8 percent increase on a comparable calendar week basis). Amusement revenue increases were achieved, in part, through initiatives aimed to increase available points of sale, introduce higher amusement purchase options and enhance our “Eat & Play Combo” offering.

Comparable special events revenues accounted for 14.4 percent of consolidated comparable stores revenue for the thirteen weeks ended November 4, 2007 and in the same period of 2006.

Our revenue mix was 54.2 percent for food and beverage and 45.8 percent for amusement and other. This compares to 55.7 percent and 44.3 percent, respectively, for the same period of 2006.

Cost of products

Cost of food and beverage products declined 60 basis points to 25.3 percent of revenue for the thirteen weeks ended November 4, 2007 compared to 25.9 percent for the thirteen weeks ended October 29, 2006. This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The cost of amusement and other, as a percentage of amusement and other revenues, decreased 20 basis points to 14.1 percent of amusement and other revenue for the thirteen weeks ended November 4, 2007 compared to 14.3 percent for the thirteen weeks ended October 29, 2006. This decrease was achieved through reduced freight costs partially offset by increased redemption costs primarily due to the success of the “Eat & Play Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits declined 90 basis points to 28.5 percent of revenue for the thirteen weeks ended November 4, 2007 compared to 29.4 percent for the thirteen weeks ended October 29, 2006. This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses increased 230 basis points to 35.1 percent for the thirteen weeks ended November 4, 2007, compared to 32.8 percent for the same period of 2006. The additional operating expenses resulted primarily from the increased weighting of marketing expenses in the third quarter of 2007 over the comparable 2006 period.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased $275 for the thirteen weeks ended November 4, 2007 compared to the thirteen weeks ended October 29, 2006, primarily due to increased performance related incentive compensation.

Depreciation and amortization expense

Depreciation and amortization expense increased $971 primarily due to 2006 store openings.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. The decrease in startup costs is primarily attributable to the openings of the Times Square and Maple Grove locations in the first and fourth quarter of 2006 compared to the opening of the Tempe location in the third quarter of 2007.

Interest expense

The increase in interest expense is primarily attributed to interest expense recorded to mark the interest rate swap arrangements to their fair value.

Provision for income taxes

In the third quarter of 2007, we recorded a $3,460 valuation allowance against our deferred tax assets resulting in a $1,298 tax expense for the quarter compared to a $3,442 tax benefit in the third quarter of 2006. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of our expectation that we will experience a cumulative loss before income taxes for the three-year period which will end February 3, 2008, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Our effective tax rate also differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Thirty-Nine Weeks Ended November 4, 2007 Compared to Thirty-Nine Weeks Ended October 29, 2006 (Combined)

Revenues

Total revenues increased 6.7 percent, or $24,585, for the thirty-nine weeks ended November 4, 2007 compared to the thirty-nine weeks ended October 29, 2006. Comparable store revenue increased 4.0 percent, or $13,853, for the thirty-nine weeks ended November 4, 2007 compared to the thirty-nine weeks ended October 29, 2006. Our comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the first thirty-nine weeks of 2007 compared to the calendar weeks that made up the first thirty-nine weeks of fiscal 2006. The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter. The additional 53rd week of fiscal 2006 shifted the weekly components in the first thirty-nine weeks of fiscal 2007 to weeks with seasonally higher sales. Our comparable store revenue increased 4.1 percent compared to the same calendar weeks in fiscal 2006.

The increased revenues were derived from the following sources:

Comparable stores	$13,853
Non comparable stores	10,806
Other	(74)

Total	$24,585

Our revenues during the thirty-nine weeks ended November 4, 2007 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets. Food sales at the comparable stores increased by 2.3 percent over sales levels achieved in the same period of 2006 (2.3 percent increase on a comparable calendar week basis), driven largely by price increases. Beverage sales at comparable stores increased by 2.3 percent over the thirty-nine weeks ended October 29, 2006 (2.5 percent increase on a comparable calendar week basis). Comparable store amusement revenue in the thirty-nine weeks ended November 4, 2007 increased by 5.3 percent versus the same period of 2006 (5.5 percent increase on a comparable calendar week basis). Amusement revenue increases were achieved, in part, through initiatives aimed to increase available points of sale, introduce higher amusement purchase options and enhance our “Eat & Play Combo” offering.

Comparable special events revenues accounted for 13.9 percent of consolidated comparable stores revenue for the thirty-nine weeks ended November 4, 2007 and the 14.1 percent in the same period of 2006.

Our revenue mix was 54.0 percent for food and beverage and 46.0 percent for amusement and other. This compares to 54.9 percent and 45.1 percent, respectively, for the same period of 2006.

Cost of products

Cost of food and beverage products declined 90 basis points to 25.0 percent of revenue for the thirty-nine weeks ended November 4, 2007 compared to 25.9 percent for the thirty-nine weeks ended October 29, 2006. This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The cost of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 14.0 percent of amusement and other revenue for the thirty-nine weeks ended November 4, 2007 compared to 14.3 percent for the thirty-nine weeks ended October 29, 2006. This decrease was achieved through reduced freight costs offset by increased redemption costs primarily due to the success of the “Eat & Play Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits declined 130 basis points to 27.4 percent of revenue for the thirty-nine weeks ended November 4, 2007 compared to 28.7 percent for the thirty-nine weeks ended October 29, 2006. This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses increased 100 basis points to 32.9 percent for the thirty-nine weeks ended November 4, 2007, compared to 31.9 percent for the same period of 2006. This increase was primarily driven by increases in marketing expenses due primarily to increases in our national cable television spending during the year over the comparable 2006 period.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased approximately $2,500` for the thirty-nine weeks ended November 4, 2007 compared to the thirty-nine weeks ended October 29, 2006, primarily due to severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased $3,860 primarily due to 2006 store openings.

Startup costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. The decrease in startup costs is primarily attributable to the openings of the Times Square and Maple Grove locations in the first and fourth quarter of 2006, compared to the opening of the Tempe location in the third quarter of 2007.

Interest expense

The increase in interest expense is attributed to higher average outstanding borrowings under the senior secured credit facility and the issuance of $175,000 aggregate principal amount of senior notes issued in the first quarter of fiscal 2006.

Provision for income taxes

In the third quarter of 2007, we recorded a $3,460 valuation allowance against our deferred tax assets resulting in a $746 tax benefit for the thirty-nine weeks ended November 4, 2007 compared to a $6,366 tax benefit for the thirty-nine week period ended October 29, 2006. The valuation allowance was established in accordance with SFAS 109, “Accounting for Income Taxes.” As a result of our expectation that we will experience a cumulative loss before income taxes for the three-year period which will end February 3, 2008, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Our effective tax rate also differs from the statutory rate primarily due to the deduction for FICA tip credits and state income taxes.

Liquidity and Capital Resources

In connection with the Merger, we terminated the existing credit facility and entered into a senior credit facility (the “senior credit facility”) that provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of November 4, 2007, borrowings under the revolving credit facility and term loan facility were $2,000 and $78,625, respectively, and we had $11,683 in letters of credit outstanding.

The senior credit facility is secured by all of our assets. Borrowings on the senior credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 7.74 percent at November 4, 2007 or, at our option, the applicable Eurodollar rate of 5.15 percent at November 4, 2007, plus a margin, in either case, based upon financial performance, as prescribed in the senior credit facility. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent plus applicable margins.

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

Historical Cash Flows

Thirty-Nine Weeks Ended November 4, 2007 Compared to Thirty-Nine Weeks Ended October 29, 2006 (Combined)

As of November 4, 2007, we had cash and cash equivalents of $13,502 and available borrowing capacity of $46,317 under the Senior Credit Facility.

Cash provided in operating activities was $24,436 for the thirty-nine weeks of 2007 compared to $19,690 for the thirty-nine weeks of 2006.

Cash used in investing activities was $22,556 for the thirty-nine weeks of 2007 compared to $361,446 for the thirty-nine weeks of 2006. The investing activities for the third quarter of 2007 primarily include $22,911 in capital expenditures. The investing activities for the third quarter of 2006 consisted of cash paid in connection with the Merger of $264,835 in consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, $7,940 in transaction costs and $35,327 of capital expenditures. The capital expenditures primarily related to new store development and construction costs for our Times Square location, which opened on April 5, 2006, and conversion costs for one of our Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $36,000 ($34,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2007. The 2007 expenditures will include approximately $17,000 ($15,000 net of tenant improvement allowance) for new store construction, development and business improvement initiatives, $8,000 for new games, and $11,000 in maintenance capital.

Cash provided by financing activities was $1,250 for the thirty-nine weeks of 2007 compared to $335,211 in the thirty-nine weeks of 2006. In 2006, proceeds from debt incurred in connection with the Merger aggregated $289,625 and cash equity contributions received in connection with the Merger aggregated $108,100. These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

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

Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended November 4, 2007, that had materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 18, 2007	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 18, 2007	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer