Form 10-K
period 2008-02-03
DAVE & BUSTERS INC
filed 2008-04-24
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was zero as of August 5, 2007.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 22, 2008, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 3, 2008

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies. We are North America’s largest operator of large-format, high-volume restaurant/entertainment complexes. Our complexes combine high-quality casual dining with an extensive array of entertainment attractions. Our menu includes a wide variety of moderately-priced food and beverage offerings, and our highly-trained staff provides attentive and friendly service for our guests. Our complexes appeal to a diverse customer base by providing a distinctive entertainment and dining experience in a high-energy, casual setting. Founded in 1982 with a single location, we have grown to become a leader in the restaurant/entertainment industry, operating 49 restaurant/entertainment complexes (a “Complex” or “Store”) in the United States and Canada under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” and franchising one complex under the name “Dave & Buster’s” located in Mexico.

Our complexes cater primarily to adults aged 21 to 44 and operate seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our average complex is approximately 51,000 square feet in size, but the size of the complexes can range between 28,000 and 68,000 square feet, depending on the characteristics of the markets in which they are located. The average size of our complexes opened in fiscal years 2006 and 2007 were approximately 35,000 square feet. We carefully select the appropriate size and location of our new complexes after thoroughly analyzing a variety of economic, demographic, and strategic considerations.

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

In addition, each location has multiple special event facilities that are used for hosting private parties, business functions and other corporate sponsored events. Each complex has a dedicated sales team responsible for selling large events to corporate, as well as individual guests. We believe our special event facilities provide a highly attractive alternative to traditional restaurants and hotels, which generally do not offer combined entertainment and dining. In fiscal year 2007, approximately 16 percent of the Company’s revenues were from special events functions.

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

Food and Beverage

Our menu places special emphasis on quality meals, including gourmet pastas, steaks, sandwiches, salads, and an outstanding selection of desserts. We update our menus on a regular basis to reflect current trends and guest favorites. Each of our locations offers full bar service throughout the complex, including a wide selection of beers and wine, spirits and non-alcoholic beverages. We also feature lunch specials with an emphasis on quality food prepared quickly and an extensive offering of buffets for special events and private parties. We believe that each location’s combination of high-quality food and beverages and attentive and friendly service provides a unique dining experience for guests. Approximately 54.7 percent of total revenues were derived from food and beverage during the 2007 fiscal year.

Entertainment

Our locations offer an extensive array of amusements and entertainment options including “Million Dollar Midway” games and “Traditional” games. Furthermore, our complexes are equipped with multiple televisions and high-quality audio systems offering the guests an attractive venue for watching live sports matches and other televised events. Approximately 43.8 percent of total revenues were derived from amusements during the 2007 fiscal year.

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

•

Continue to further differentiate our product offering by introducing new food and beverage products, as well as the most current large format video entertainment games. Additionally, we will continue to leverage our ability to offer bundled packages of food, beverage and entertainment to our guests.

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

The exterior and interior layout of our complexes is flexible and can be readily adapted to different types of buildings. We evaluate new and existing buildings for construction and conversion; freestanding and inline opportunities are considered. We consider lease and purchase structure when evaluating expansion opportunities. We currently lease 48 of our 49 locations. In November 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois, and Ohio. The transaction was completed at a sale price of $29.6 million.

During 2006, we opened one complex in New York City (Times Square) and one location in Maple Grove, Minnesota. In the fall of 2007, we opened one complex in Tempe, Arizona.

In fiscal year 2008, we plan to open three new entertainment complexes. Two of the stores we plan to open in 2008 will contain enclosed space of approximately 35,000 square feet. Additionally, we plan to open one store in fiscal 2008, which will contain approximately 16,000 square feet. We believe that the availability of multiple store sizes will allow us greater flexibility in addressing future development and market opportunities.

Marketing, Advertising and Promotion

Our corporate marketing department manages marketing, advertising, and promotional programs with the assistance of an external advertising agency and a national public relations firm. In addition, our corporate marketing department is also responsible for controlling media and production costs. We spent approximately $26.5 million in marketing efforts for fiscal year 2007 compared to approximately $20.4 million in fiscal 2006.

In order to expand the guest base, we focus marketing efforts in three key areas:

•	advertising and system-wide promotions;

•	field marketing and local promotions; and

•	special events for corporate and group guests.

We conduct market research to better understand our brand and guests, and to develop engaging messages and promotional programs. In addition to our national cable advertising program, we develop marketing and media plans that are highly localized and designed to support individual market opportunities and local store marketing initiatives. We continue to utilize in-store promotions, emails, and customer communications to increase visit frequency and average check size.

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

Foreign Operations

We own and operate one complex outside of the United States in Toronto, Canada. This complex generated revenue of $11.6 million in fiscal 2007, representing approximately 2.2 percent of our consolidated revenue. As of February 3, 2008, we had less than 2.0 percent of our long-lived assets located outside the United States. Additionally, a franchisee of ours operates one complex in Mexico City, Mexico under the terms of a franchise agreement. We receive a royalty payable on the revenues of this complex.

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

Employees

As of February 3, 2008, we employed approximately 8,000 persons, approximately 180 of whom served in administrative or executive capacities, approximately 600 of whom served as management personnel, and the remainder of whom were hourly personnel.

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

We are significantly leveraged and our total indebtedness was approximately $243.4 million as of February 3, 2008. Our substantial indebtedness could have important consequences, including the following:

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

Results of operations are dependent upon discretionary spending by consumers, particularly by consumers living in the communities in which our complexes are located. A significant weakening in any of the local economies in which we operate may cause guests to curtail discretionary spending, which in turn could have a material adverse effect on profitability. The ongoing conflict in Iraq, potential for future terrorist attacks, the national and international responses thereto and other acts of war or hostility may create economic and political uncertainties that could have a material adverse effect on business, results of operations and financial condition in ways we currently cannot predict. Furthermore, recent increases in the retail price of gasoline and the potential for further increases in gasoline and other energy costs, increases in credit card, home mortgage, and other borrowing costs, and declines in housing values could lead to a decline in consumer discretionary spending and have a material adverse effect on profitability. Additionally, our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic (such as the avian flu) may cause customers to avoid public gathering places or otherwise change their eating behaviors. Even the prospects of a health epidemic could change consumer perceptions of food safety, disrupt our supply chain, and impact our ability to supply certain menu items or staff our stores.

We operate a limited number of complexes, and new complexes require significant investment.

As of February 3, 2008, we operated 49 complexes. The combination of the relatively limited number of locations and the significant investment associated with each new complex may cause operating results to fluctuate significantly. Due to this relatively limited number of locations, poor results of operations at any single complex could materially affect profitability. Historically, new complexes experience a drop in revenues after their first year of operation, and we do not expect that, in subsequent years, any increases in comparable revenues will be meaningful. Additionally, because of the substantial up-front financial requirements to open new complexes, the investment risk related to any single complex is much larger than that associated with most other companies’ restaurant or entertainment venues.

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

Unfavorable publicity relating to one or more of our complexes may taint public perception of the brand.

Multi-unit businesses can be adversely affected by publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. In particular, unfavorable publicity relating to one or more Dave & Buster’s locations could have an adverse affect on the overall brand, and consequently on our business, financial condition and results of operation.

We may not be able to renew real property leases on current favorable terms.

Of the 49 complexes operated by us as of February 3, 2008, 48 complexes are operated on leased premises. Certain leases are long-term leases at rents we believe to be below current market rates. Other such leases have rents fixed at a percentage of the revenue generated by the complexes on the leased premises. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the complexes at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such complexes to remain profitable as their terms expire, the number of the complexes may decrease, resulting in lower revenue from operations, which may impact the ability to meet the financial goals.

Our success depends in part on the ability to protect our intellectual property rights, but our intellectual property may be misappropriated or may be subject to infringement claims by third parties.

We currently rely on a combination of registered and unregistered trademarks, copyrights, patent rights, and domain names to protect certain aspects of the business. While we attempt to ensure that the intellectual property and similar proprietary rights are protected and that the third party rights needed are licensed to us when entering into business relationships, there can be no assurance that any of the applications for protection of the intellectual property rights will be approved or that third parties will not take actions that could have a material adverse effect on the rights or the value of the intellectual property, similar proprietary rights or reputation. Furthermore, we can give no assurance that claims or litigation asserting infringement of intellectual property rights will not be initiated by third parties seeking damages, the payment of royalties or licensing fees or that we would prevail in any litigation or be successful in preventing any such judgment. In the future, we may also rely on litigation to enforce the intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of the intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations, regardless of its outcome. Infringement claims against us could also result in costly and burdensome litigation, require us to enter into royalty or other licensing agreements, require us to pay damages, harm our reputation, require us to redesign or rename the complexes and products, or prevent us from doing business using certain trade names. Although we believe that, the intellectual property rights are sufficient to allow us to conduct business without incurring liability, our products may infringe on the intellectual property rights of third parties, and our intellectual property rights may not have the value we believe them to have.

Increases in labor costs could harm the business.

From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage, which have taken effect in 2007 and 2008 and further increases are anticipated later in 2008. The out-of-home entertainment industry is intensely competitive, and we may not be able to transfer any resulting increase in operating costs to guests in the form of price increases, or to otherwise adjust to these increases, which could have a material adverse effect on our results of operations.

Increases in energy costs could harm business.

Our success depends in part on the ability to absorb increases in utility costs. Most of the complexes have experienced increases in utility prices. If these increases should continue, and if we are unable to transfer these cost increases to guests in the form of price increases, they will have an adverse effect on our profitability.

Dependence on Information Technology Systems.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, data centers that process transactions, communication systems, and various software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in business operations. In addition, despite our considerable efforts and investment in technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

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

The following table sets forth the number of complexes, which we currently operate in each state/country. Unless otherwise indicated, each of the complexes listed below is leased.

State or Country	Number of Complexes
Arizona	2
California	6
Colorado	2
Florida	3
Georgia(a)	3
Hawaii	1
Illinois	2
Kansas	1
Maryland	2
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	3
Pennsylvania	3
Rhode Island	1
Tennessee	1
Texas(b)	7
Toronto, Canada	1

TOTAL	49

(a)	Includes one Jillian’s complex that operates under the terms of a limited partnership agreement for which we serve as manager and general partner.
(b)	One complex in the state is owned.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended February 3, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our capital stock. One hundred percent of our outstanding capital stock is owned by WS Midway. There were no repurchases of our capital stock in the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of February 3, 2008 and February 4, 2007 and for the fiscal year ended February 3, 2008, the 334-day period ended February 4, 2007, 37-day period ended March 7, 2006, and the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004, from the audited consolidated financial statements and related notes. All references to 2006 relate to the combined 53-week period ending on February 4, 2007 while the other years presented consist of 52-weeks of operations.

(dollars in thousands)	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended(1) January 29, 2006	Fiscal Year Ended(2) January 30, 2005	Fiscal Year Ended February 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$536,272	$459,792	$50,409	$463,452	$390,267	$362,822
Operating income	21,081	6,409	1,557	12,999	25,391	23,466
Net income (loss)	(8,841)	(12,063)	486	4,288	12,880	10,921
Balance sheet data (as of end of period):
Cash and cash equivalents	19,046	10,372		7,582	11,387	6,935
Working capital (deficit)	(30,666)	(31,430)		(37,206)	(7,656)	(220)
Property and equipment, net	296,974	316,840		351,883	331,478	291,473
Total assets	496,203	506,813		423,062	401,171	340,201
Total debt	243,375	254,375		80,175	88,143	53,534
Stockholders’ equity	90,756	96,705		205,220	196,945	179,784
Other data:
Capital expenditures	$31,355	$31,943	$10,600	$62,066	$34,234	$24,292
Number of complexes at end of period	49	48	46	46	43	33

(1)

On August 28, 2005, a subsidiary closed an acquired Jillian’s complex. As a result of the closing, we recorded a pre-tax charge of approximately $3,000 comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to 2007 relate to the 52-week period ending on February 3, 2008. As discussed further below, fiscal 2006 is comprised of the 334-day period ending February 4, 2007 of the Successor and the 37-day period ending March 7, 2006 of the Predecessor, respectively. All references to fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. All references to 2005 relate to the 52-week period ending on January 29, 2006. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. Although we continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and has been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger has been “pushed down” to our financial statements and allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value. The allocation of the purchase price was finalized as of the end of fiscal 2006.

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

In October 2005, we acquired the general partner interest in a limited partnership which owns a Jillian’s complex in the Discover Mills Mall near Atlanta, Georgia. The limited partner currently earns a preferred return on its remaining invested capital. We currently have a 50.1 percent interest in the income or losses of the partnership. After deducting the preferred return to the limited partner, our interest in the income or losses of the partnership is not expected to be significant to the results of operations unless the limited partner receives a full return of its invested capital and preferred return, which is not expected to occur in the foreseeable future. We also manage the complex under a management agreement and receive a fee of 4.0 percent of operating revenues annually. We account for the general partner interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

On August 28, 2005, a subsidiary of ours closed the Jillian’s complex located at the Mall of America in Bloomington, Minnesota and acquired by the Company in November 2004, due to continuing operating losses attributable to this complex and the unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded total pre-tax charges of approximately $3,000 in fiscal 2005, comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues. We derive revenues primarily from food, beverage, and amusement sales. For the fiscal year ended February 3, 2008, we derived 36.1 percent of our total revenue from food sales, 18.6 percent from beverage sales, 43.8 percent from amusement sales, and 1.5 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing, simulation games, and individual electronic games of skill. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players, and game systems. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new store openings, we invested approximately $6,700 in new games during 2007. We currently anticipate spending approximately $8,000 on new games during fiscal 2008. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” which replaced the “Power Combo” in the second quarter, allow customers to purchase a variety of entrée and game card pairings at a fixed price.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products. Cost of products includes the cost of food, beverages, and Winner’s Circle redemption items. During fiscal 2007, the cost of food products averaged 25.0 percent of food revenue and the cost of beverage products averaged 24.3 percent of beverage revenue. The amusement cost of products averaged 12.7 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Quarterly fluctuations, seasonality, and inflation. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Additionally, we expect that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that our cost of products will remain stable or that federal or state minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Form 10-K.

(dollars in thousands)	Fiscal Year Ended February 3, 2008		334-Day Period From March 8, 2006 to February 4, 2007		37-Day Period from January 30, 2006 to March 7, 2006		Fiscal Year Ended February 4, 2007		Fiscal Year Ended January 29, 2006
	(Successor)		(Successor)		(Predecessor)		(Combined)(1)		(Predecessor)
Food and beverage revenues	$293,097	54.7%	$256,616	55.8%	$27,562	54.7%	$284,178	55.7%	$253,996	54.8%
Amusement and other revenues	243,175	45.3	203,176	44.2	22,847	45.3	226,023	44.3	209,456	45.2

Total revenues	536,272	100.0	459,792	100.0	50,409	100.0	510,201	100.0	463,452	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	72,493	24.7	64,549	25.2	7,111	25.8	71,660	25.2	65,405	25.8
Cost of amusements and other (as a percentage of amusement and other revenues)	34,252	14.1	28,999	14.3	3,268	14.3	32,267	14.3	28,723	13.7

Total cost of products	106,745	19.9	93,548	20.4	10,379	20.6	103,927	20.4	94,128	20.3
Operating payroll and benefits	144,920	27.0	130,123	28.3	14,113	28.0	144,236	28.3	130,367	28.2
Other store operating expenses	171,627	32.0	147,295	32.0	15,323	30.4	162,618	31.9	144,066	31.1
General and administrative expenses	38,999	7.3	35,055	7.6	3,829	7.6	38,884	7.6	33,951	7.3
Depreciation and amortization expense	51,898	9.7	43,892	9.5	4,328	8.6	48,220	9.4	42,616	9.2
Startup costs	1,002	0.2	3,470	0.8	880	1.7	4,350	0.8	5,325	1.1

Total operating costs	515,191	96.1	453,383	98.6	48,852	96.9	502,235	98.4	450,453	97.2

Operating income	21,081	3.9	6,409	1.4	1,557	3.1	7,966	1.6	12,999	2.8
Interest expense, net	31,183	5.8	27,064	5.9	649	1.3	27,713	5.4	6,695	1.4

Income (loss) before provisions for income taxes	(10,102)	(1.9)	(20,655)	(4.5)	908	1.8	(19,747)	(3.8)	6,304	1.4
Provision (benefit) for income taxes	(1,261)	(0.2)	(8,592)	(1.9)	422	0.8	(8,170)	(1.5)	2,016	0.4

Net income (loss)	$(8,841)	(1.7)%	$(12,063)	(2.6)%	$486	1.0%	$(11,577)	(2.3)%	$4,288	1.0%

Cash provided by (used in):
Operating activities	$50,573		$43,678		$10,741		$54,419		$65,423
Investing activities	(30,899)		(341,104)		(10,600)		(351,704)		(63,271)
Financing activities	(11,000)		299,986		89		300,075		(5,957)
Change in comparable store sales(2)		4.1%						4.1%		1.5%
Stores open at end of period(3)	49		48		46		48		46
Comparable stores open at end of period	43		33		33		33		33

(1)

We have prepared our discussion of the results of operations for the year ended February 3, 2008 by comparing the results of operations to the combined earnings and cash flows for the Predecessor 37-day period ended March 7, 2006 and the Successor 334-day period ended February 4, 2007. Although this combined presentation does not comply with generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

(2)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Percent changes in fiscal 2007 and fiscal 2006 have been calculated based on an equivalent number of weeks in both the current and comparison periods.

(3)

The number of stores open at February 3, 2008 includes our store in Tempe, Arizona, which opened on September 17, 2007, and the openings of complexes in Times Square, New York and Maple Grove, Minnesota in the first and fourth quarters of 2006, respectively.

Fiscal 2007 Compared to Fiscal 2006

Revenues

Fiscal 2007 consisted of 52-weeks compared to 53-weeks in fiscal 2006. Where appropriate for comparative purposes, we have estimated the changes in fiscal 2007 operating results versus an estimated comparable 52-week period for fiscal 2006.

Total revenues during fiscal 2007 increased by $26,071 over revenue levels achieved in fiscal 2006. We have estimated that the additional week in fiscal 2006 contributed revenue of approximately $8,608. Consequently, on a comparable 52-week basis, total revenue in 2007 increased by approximately $34,679 over 2006. The increase in revenue was derived from the following sources:

	Comparable Store Operations	Non Comparable Store Operations	Total
Fiscal Year 2007	$489,013	$47,259	$536,272

Fiscal Year 2006 – 53-week basis	478,083	32,118	510,201

Estimated Revenues attributed to Additional Week in 2006	8,215	393	8,608

Estimated Fiscal Year 2006 52-Week Basis	$469,868	$31,725	$501,593

Increase in Revenues – 52-Week Basis
Dollars	$19,145	$15,534	$34,679
Percent	4.1%	49.0%	6.9%

Comparable store sales, increased by approximately 4.1 percent of consolidated comparable store revenue for fiscal 2007 compared to an estimated 52-week fiscal 2006. Comparable special events revenues accounted for 16.5 percent of consolidated comparable store revenue for fiscal 2007 down from 16.7 percent in fiscal 2006.

Food sales at comparable stores increased by 2.5 percent compared to an estimated 52-week fiscal 2006. Our revenues were supported by 32-weeks of advertising on cable television in all of the markets and supplemental spot radio advertising in selected markets. The increase in food sales was accomplished in part by the continued success of the “Eat & Play Combo” promotion. Beverage sales at comparable stores increased 2.0 percent compared to an estimated 52-week fiscal 2006 as we experienced continued positive results of promotional activity around the beverage component of our business. Comparable store amusements and other revenue in fiscal 2007 increased by 6.2 percent compared to an estimated 52-week fiscal 2006 driven primarily by the amusement component of our business. Amusement revenue reflected the positive impact of increased points of sale available through the installation of over 200 sales Kiosks throughout the system and an expansion of available predenominated Powercard alternatives.

Our revenue mix was 54.7 percent for food and beverage and 45.3 percent for amusements and other for fiscal 2007. This compares to 55.7 percent and 44.3 percent for fiscal 2006.

Cost of Products

Cost of food and beverage products declined 50 basis points to 24.7 percent of revenue for the year ended February 3, 2008 compared to 25.2 percent for the year ended February 4, 2007. This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The cost of amusement and other, as a percentage of amusement and other revenues, decreased 20 basis points to 14.1 percent of amusement and other revenue for the year ended February 3, 2008 compared to 14.3 percent for the year ended February 4, 2007. This decrease was achieved through reduced freight costs partially offset by increased redemption costs primarily due to the success of the “Eat & Play Combo” promotion.

Operating Payroll and Benefits

Operating payroll and benefits declined 130 basis points to 27.0 percent of revenue for the year ended February 3, 2008 compared to 28.3 percent for the year ended February 4, 2007. This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other Store Operating Expenses

Other store operating expenses increased 10 basis points to 32.0 percent for the year ended February 4, 2008, compared to 31.9 percent for the same period of 2006. The additional operating expenses resulted primarily from the increase in spending for marketing in 2007 over the comparable 2006 period.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased $115 for the year ended February 3, 2008 compared to the year ended February 4, 2007. Increases in compensation related expenses associated with the departure of Mr. David O. Corriveau and the accrual of option plan expenses were substantially offset by cost reductions in other corporate areas. The primary contributors to the reductions in general and administrative expenses included lower travel, entertainment, hiring and training costs stemming principally from cost control initiatives introduced during the year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3,678 primarily due to 2007 and 2006 store openings.

Startup Costs

Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff training and recruiting, and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. The decrease in startup costs of $3,348 is primarily attributable to the openings of the Times Square and Maple Grove locations in the first and fourth quarter of 2006 compared to the opening of the Tempe location in the third quarter of 2007.

Interest Expense

The increase in interest expense is primarily attributed to interest expense recorded to mark the interest rate swap arrangements to their fair value.

Provision for Income Taxes

For the year ended February 3, 2008, we recorded a $3,370 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of our experiencing cumulative losses before income taxes for the three-year period ending February 3, 2008, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, and the impact of certain expenses that are not deductible for income tax purposes.

Fiscal 2006 Compared to Fiscal 2005

Revenues

Fiscal 2006 consisted of 53-weeks compared to 52-weeks in fiscal 2005. Where appropriate for comparative purposes, we have estimated the changes in fiscal 2006 operating results versus an estimated 53-week period for fiscal 2005.

Total revenues increased $46,749, for the 53-weeks of 2006 compared to the 52-weeks of fiscal 2005. We have estimated the revenues during the 53rd week of fiscal 2006 to be $9,018. The revenue growth provided by the additional week of sales in fiscal 2006 was partially offset by a $2,367 non-cash reduction in revenue related to the deferral of amusement revenue during the 334-day period from the Merger date to February 4, 2007. The revenue deferral represents our estimate of the amount of amusement and other revenues during the 2006 fiscal year that would be fulfilled by customer game play in subsequent periods, and had no impact on our business or cash flow. However, the deferral of this revenue reduced our GAAP amusement revenue during the 2006 fiscal year.

We have estimated that the increases in revenues were derived from the following sources:

	Impact of
(dollars in thousands)	Additional Week in Fiscal Period	Deferral of Amusement Revenue	Ongoing Operations	Total
Comparable stores	$6,646	$(1,834)	$15,493	$20,305
Non-comparable stores:
Stores opened or acquired prior to fiscal 2005	1,588	(357)	4,426	5,657
Stores opened in 2005	316	(117)	11,980	12,179
Stores opened in 2006	468	(59)	13,652	14,061
Closed stores and other	—	—	(5,453)	(5,453)

Total	$9,018	$(2,367)	$40,098	$46,749

Comparable store sales, excluding the impact of the revenue deferral described above, increased by approximately 4.1 percent in fiscal 2006 compared to an estimated 53-week fiscal 2005. Comparable special events revenues accounted for 17.3 percent of consolidated comparable store revenue for fiscal 2006, up from 17.2 percent in fiscal 2005.

Food sales at comparable stores increased by 5.2 percent compared to an estimated 53-week fiscal 2005. Our revenues were supported by 19-weeks of advertising on cable television in all of the markets and supplemental spot radio advertising in selected markets. Our marketing efforts in 2006 focused on national cable and spot radio, which has proven more effective than the radio and print used in 2005. The increase in food sales was accomplished in part by the continued success of the “Power Combo” promotion. Beverage sales at comparable stores increased by 4.8 percent compared to an estimated 53-week fiscal 2005 as we experienced continued positive results of promotional activity around the beverage component of our business. Comparable store amusement and other revenue, excluding the impact of the revenue deferral described above, increased 2.9 percent in fiscal 2006 compared to an estimated 53-week fiscal 2005.

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

Cost of Products

Cost of food and beverage products declined 60 basis points to 25.2 percent of revenue for fiscal 2006 compared to 25.8 percent for fiscal 2005. Decreases in dairy, meat, grocery, liquor, and wine costs were offset by slight increases in the cost of beer compared to fiscal 2005.

The costs of amusements and other, as a percentage of amusements and other revenues, increased 60 basis points to 14.3 percent for fiscal 2006 compared to 13.7 percent for 2005. This increase is primarily a result of the revenue mix changes described above and increased freight charges.

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

Provision for Income Taxes

Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, and the impact of certain expenses that are not deductible for income tax purposes.

Liquidity and Capital Resources

In connection with the Merger, we entered into a senior credit facility (the “senior credit facility”) that provides a $100,000 term loan facility with a maturity of seven years from the closing date of the Merger and provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of February 3, 2008, borrowings under the revolving credit facility and term loan facility were $0 and $68,375, respectively, and we had $11,683 in letters of credit outstanding.

The senior credit facility is secured by all of our assets. Borrowings on the senior credit facility bear interest at a floating rate based upon the bank’s prime interest rate of 6.98 percent at February 3, 2008 or, at our option, the applicable Eurodollar rate of 3.95 percent at February 3, 2008, plus a margin, in either case, based upon financial performance, as prescribed in the senior credit facility. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent plus applicable margins.

Interest rates on borrowings under the senior credit facility vary based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, we are required to pay a commitment fee of 0.5 percent on any unused commitments under the revolving credit facilities or the term loan facility. The senior credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters in aggregate annual amounts equal to 1.0 percent of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters.

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

The senior credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets. In addition, under the senior credit facility, we are required to meet certain financial covenants, ratios, and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The indenture under which the senior notes were to be issued also contains customary covenants and events of defaults.

We believe that cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in Part I, Item 1A, “Risk Factors,” in this Form 10-K.

Historical Cash Flows

Fiscal 2007 Compared to Fiscal 2006

As of February 3, 2008, we had cash and cash equivalents of $19,046 and available borrowing capacity of $48,317 under the revolving credit facility of the senior credit facility.

Cash flow from operations was $50,573 for fiscal 2007 compared to $54,419 for fiscal 2006. The decrease in cash flow from operations from 2006 is primarily due to an increase in the cash paid for interest of approximately $9,294

Cash used in investing activities was $30,899 for fiscal 2007 compared to $351,704 for fiscal 2006. Year-to-date 2007 capital expenditures totaled $31,355 which was comprised of approximately $6,700 in games, $12,100 for new store development and construction (primarily construction costs for the 2007 store opening in Tempe Arizona), normal capital expenditures at existing stores and conversion costs for two of the former Jillian’s complexes to the “Dave & Buster’s” brand. The investing activities for fiscal 2006 include approximately $338,239 in Merger-related payments for the following: $264,835 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $19,735 in transaction costs. During the fourth quarter of 2006, we entered into the sale and leaseback agreements related to three properties we owned. These transactions generated $28,357 in net proceeds.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $63,000 ($55,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2008. The 2008 expenditures will include approximately $44,000 ($36,000 net of tenant improvement allowance) for new store construction and operating improvement initiatives, and $19,000 in maintenance capital and new games.

Cash used in financing activities was $11,000 for fiscal 2007 compared to cash provided from financing activities of $300,075 in fiscal 2006. In 2006, proceeds from debt incurred in connection with the Merger aggregated $292,628 and cash equity contributions received in connection with the Merger aggregated $108,100. These proceeds were used to acquire common stock of the Predecessor and to repay in full all obligations related to funds borrowed under our existing credit facility, and terminate such facility.

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

Cash used in investing activities was $351,704 for fiscal 2006 compared to $63,271 for fiscal 2005. The 2006 investing activities include approximately $338,239 in Merger-related payments for the following: $264,835 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders, and $19,735 in transaction costs. Fiscal 2006 capital expenditures totaled $42,543 which was comprised of approximately $5,900 in games, $21,700 for new store development and construction (primarily construction costs for the 2006 store openings in Times Square, New York and Maple Grove, Minnesota), normal capital expenditures at existing stores and conversion costs for one of the Jillian’s complexes to the “Dave & Buster’s Grand Sports Café” brand. During the fourth quarter of 2006, we entered into the sale and leaseback agreements related to three properties we owned. These transactions generated $28,357 in net proceeds. The investing activities for fiscal 2005 included capital expenditures of $62,066 which was comprised of $8,900 in games, approximately $30,700 for new store development and construction (primarily construction costs for the 2005 store openings in Omaha, Nebraska, Buffalo, New York and Kansas City, Kansas) and normal capital expenditures at existing stores.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of February 3, 2008 (excluding interest):

Payment due by period

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$68,375	$1,000	$2,000	$53,625	$11,750
Senior notes	175,000	—	—	—	175,000
Interest requirements(2)	149,936	24,860	48,990	46,555	29,531
Operating leases(3)	560,180	43,743	90,463	89,241	336,733
Other – capital leases	263	263	—	—	—

Total	$953,754	$69,866	$141,453	$189,421	$553,014

(1)

The senior credit facility includes a $100,000 term loan facility and $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a Canadian $5,000 revolving sub-facility. As of February 3, 2008, borrowings under the revolving credit facility were $0; we had drawn approximately $68,375 under the term loan facility and had $11,683 in letters of credit outstanding.

(2)

The cash obligations for interest requirements reflect, 1) interest requirements on our fixed-rate debt obligations at their contractual rates, 2) interest requirements on floating rate debt obligations not subject to interest rate swaps at rates in effect at February 3, 2008, and 3) interest requirements on floating rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements. A 1% increase in the floating rates related to floating rate debt outstanding at February 3, 2008 not subject to interest rate swaps would increase annual interest rate requirements by approximately $2,200.

(3)

We have signed operating lease agreements for future sites located in Arlington, Texas; Richmond, Virginia; Plymouth Meeting, Pennsylvania; and a purchase agreement for a future site located in Tulsa, Oklahoma. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these four agreements are not included in the table above.

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

Property and equipment – Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results. Our actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes – We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Initial derecognition amounts are reported as adjustments to retained earnings on the effective date. We analyzed our tax positions as of February 5, 2007 and determined that the implementation of FIN 48 has no material impact on our financial statements.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FIN 48. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when, such events occur.

Accounting for amusement operations – The majority of our amusement revenue is derived from the customer purchase of game play credits which allow our guests to play the video and redemption games in our midways. We have recognized a liability for estimated amount of unused game play credits, which we believe our guests will utilize in the future. Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our Winner’s Circle or storing the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods.

Insurance reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year error and the cumulative error, if applicable. This bulletin prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material. SAB 108 was effective for our current fiscal year and did not have a material impact on our consolidated financial statements.

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

We have market risk associated with foreign operations. Our market risk associated with foreign operations arises from one unit that we operate in Canada and one unit that is operated by a franchisee in Mexico. Management considers the currency risk associated with these operations to be immaterial to our portfolio of operating restaurant/entertainment complexes. The result of an immediate 10.0 percent devaluation of the U.S. dollar in 2007 from February 3, 2008 levels relative to foreign currency translation would result in a decrease in the U.S. dollar-equivalent of foreign currency denominated net income and would be insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-20 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions involving and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended February 3, 2008, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures and internal controls over financial reporting were effective. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 3, 2008.

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

Set forth below is biographical information regarding the directors and executive officers:

Mike Flesch, 44, has served as Senior Vice President of Operations since September 2006. After joining the Company in 1999, Mr. Flesch served in various operating positions of increasing responsibilities including Regional Operations Director from February 2002 until June 2003 and Vice President of Operations from June 2003 until September 2006.

Brian A. Jenkins, 46, joined the Company in December 2006, as Senior Vice President and Chief Financial Officer. From 1996 until August of 2006, he served in various capacities (most recently as Senior Vice President – Finance) with Six Flags, Inc.

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

Stephen M. King, 50, has served as Chief Executive Officer and Director of the Company since September 2006. From March 2006 until September 2006, Mr. King served as Senior Vice President and Chief Financial Officer of the Company. From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and most recently as President and Chief Operating Officer of International.

Margo Manning, 43, has served as Senior Vice President of Training and Special Events since September 2006. Prior to that, she served as Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005. From December 1999 to September 2001, she served as Assistant Vice President of Team Development and from 1991 to December 1999; she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger, 51, has served as Vice President—Accounting and Controller since January 2005. From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) with Carlson Restaurants Worldwide, Inc.

Maria M. Miller, 51, has served as Senior Vice President and Chief Marketing Officer since May 2003. From 2000 to 2003, she was principal and co-founder of a marketing consulting firm and engaged with an internet start-up company.

J. Michael Plunkett, 57, has served as Senior Vice President of Purchasing and International Operations since September 2006. Previously, he served as Senior Vice President—Food, Beverage and Purchasing/Operations Strategy from June 2003 until June 2004 and from January 2006 until September 2006. Mr. Plunkett also served as Senior Vice President of Operations for Jillian’s from June 2004 to January 2006, as Vice President of Kitchen Operations from November 2000 to June 2003, as Vice President of Information Systems from November 1996 to November 2000, as Vice President and Director of Training from November 1994 until November 1996. From 1982 to November 1994, he served in operating positions of increasing responsibility for us and our predecessors.

Jay L. Tobin, 50, has served as Senior Vice President, General Counsel, and Secretary since May 2006. From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) with Brinker International, Inc.

Jeffrey C. Wood, 45, has served as Senior Vice President and Chief Development Officer since June 2006. Mr. Wood previously served as Vice President of Restaurant Leasing for Simon Property Group from April 2005 until June 2006 and in various capacities (including Vice President of Development—Emerging Concepts and Vice President of Real Estate and Property Development) with Brinker International from 1993 until November 2004.

Greg S. Feldman, 51, became a Director and Chairman of the Board of Directors upon consummation of the Merger in March 2006. Mr. Feldman is a Partner of Wellspring, which he co-founded in January 1995.

Daniel Y. Han, 30, became a Director of the Company in November 2006. He has served as Vice President of Wellspring Capital Management, LLC since May 2006 and prior to that date he served in various other capacities with Wellspring from September 2002.

Carl M. Stanton, 39, became a Director upon consummation of the Merger. Mr. Stanton is a Partner at Wellspring, which he joined in 1998.

Corporate Governance

The Board of Directors met four times in fiscal 2007, including regular and special meetings. During this period, no individual director attended fewer than 75 percent of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served. Members of the Board of Directors are not compensated for service on the Board of Directors.

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

Communications with the Board of Directors

If security holders wish to communicate with the Board of Directors or with an individual director, they may direct such communications in care of the General Counsel, 2481 Mañana Drive, Dallas, Texas 75220. The communication must be clearly addressed to the Board of Directors or to a specific director. The Board of Directors has instructed the General Counsel to review and forward any such correspondence to the appropriate person or persons for response.

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

The Audit Committee, comprised of Messrs. Feldman, Han and Stanton, and chaired by Mr. Han, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements and internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews and approves major accounting policies and significant internal accounting control procedures. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee met five times during fiscal 2007.

In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Feldman, Han and Stanton and chaired by Mr. Feldman, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee met one time during fiscal 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes our compensation program for executive officers. The following discussion focuses on the program and decisions for 2007 and we address why we believe the program is right for our Company. All dollar amounts are presented in whole dollars, unless otherwise noted.

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

Our annual incentive plan (the “Bonus Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Bonus Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for the Company’s employees upon achievement of targeted operating results as determined by the Compensation Committee and the Board of Directors. The fiscal 2007 Bonus Plan for most employees was based on our targeted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the year. However, substantially all of the Executive Officers will receive a bonus based on an achievement of various corporate objectives (including items such as EBITDA, total sales, comparable store sales, and similar measures) and other individual performance objectives unique to an individual executive officer’s role, as determined by the Compensation Committee prior to the beginning of the 2007 fiscal year. The Compensation Committee will continue to review and modify the performance goals for the Bonus Plan as necessary to ensure reasonableness, achievability, and consistency with our overall objectives.

In 2007, annual base salary increases and incentive compensation awards for all of the Named Executive Officers were approved by the Compensation Committee and reported to the Board of Directors.

The Compensation Committee believes the recommended salary levels and incentive awards were warranted and consistent with the performance of such executives during fiscal year 2007 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal year 2007 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

In reviewing fiscal year 2007 Bonus Plan results, the Compensation Committee recognized that the Company exceeded the EBITDA target for financial performance, which resulted in an award above target level performance for all employees, including the Named Executive Officers. Overall, employees were paid on average 150 percent of their target bonus opportunity for fiscal 2007 performance.

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

The Committee awarded stock options to the Named Executive Officers during fiscal 2006 and made additional awards of stock options to certain Named Executive Officers in fiscal 2007. The WS Midway Stock Option Plan was established, generally, to compensate option recipients for working to increase our value. A portion of the stock options granted have time-based vesting. However, the majority of the stock options granted have a performance-based vesting feature. The options do not have any value to the recipient until the sale of the Company by WS Midway (or other defined liquidity event). The options with performance-based vesting require an increase in the value of the Company above a stipulated internal rate of return before there is any benefit to the recipient. All options to be granted under the WS Midway Stock Option Plan have been granted. The only option grants that can be made in the future would be the re-allocation of options forfeited by a participant. After taking into account the value of these awards, the Named Executive Officers’ actual long-term incentive compensation generally continues to fall below comparable market total direct compensation.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the management of the Company. Based on that review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for 2007.

Greg S. Feldman, Chair	Daniel Y. Han	Carl M. Stanton

2007 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2007 to or for each person serving as our Chief Executive Officer and Chief Financial Officer in 2007 and each of the three most highly compensated executive officers serving at the end of 2007, (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)

Stephen M. King (CEO)	2007	600,000	—	347,463	422,250	(3,382)	43,703	1,410,034
	2006	338,462	—	102,072	220,000	2,784	24,768	688,086

Brian A. Jenkins (SVP and CFO)	2007	278,777	—	173,944	196,190	732	25,320	674,963
	2006	42,308	—	39,745	22,377	4	2,970	107,404

David O. Corriveau(1) (President)	2007	66,696	—	—	—	—	3,261,892	3,328,588
	2006	560,577	875,000	—	—	—	1,449,803	2,885,380

Starlette Johnson (President and COO)	2007	396,154	—	297,828	281,500	244	21,666	997,392
	2006	246,634	—	87,491	206,250	585	17,472	558,432

Jeffrey C. Wood (SVP and Chief Development Officer)	2007	304,231	—	122,443	205,375	(3,620)	42,874	671,303
	2006	204,231	—	39,745	165,000	8,182	17,476	434,634

Jay L. Tobin (SVP, General Counsel and Secretary)	2007	292,308	—	105,064	211,125	2,132	37,048	647,677
	2006	194,231	—	25,164	137,500	155	21,904	378,954

(1)

Mr. Corriveau departed from the Company on March 16, 2007, subsequent to the end of our 2006 fiscal year. Pursuant to the Employment Agreement and Executive Retention Agreement, each dated April 3, 2000, by and between Mr. Corriveau and the Company, Mr. Corriveau received termination pay during our 2007 fiscal year equal to (a) two times the sum of his annual salary and maximum bonus payable under our bonus plan, (b) a prorated annual bonus (calculated at the maximum rate payable under our bonus plan) for the 2007 fiscal year, and (c) the value of certain employee benefits for the period commencing on March 16, 2007 and ending March 2009. These payments have been included under “All Other Compensation” for the 2007 fiscal year.

(2)

Amounts in this column reflect the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended February 3, 2008, in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (SFAS 123R). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 1 to the Company’s audited financial statements included in Item 15.

(3)	The following table sets forth the components of All Other Compensation:

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Insurance Premiums($)	Company Contributions to Retirement & 401(K) Plans($)	Severance Payments/ Accruals($)	Total ($)

Stephen M. King	2007	10,000	1,215	3,120	11,599	—	17,769	—	43,703
	2006	8,462	—	2,640	3,512	—	10,154	—	24,768

Brian A. Jenkins	2007	10,000	—	3,120	3,950	—	8,250	—	25,320
	2006	1,538	—	480	—	—	952	—	2,970

David O. Corriveau	2007	1,154	—	577	—	—	—	3,260,161	3,261,892
	2006	10,193	189	5,096	1,357	7,968	—	1,425,000	1,449,803

Starlette Johnson	2007	10,000	5,470	3,120	1,937	—	1,139	—	21,666
	2006	6,577	2,953	2,052	2,862	—	3,028	—	17,472

Jeffrey C. Wood	2007	10,000	950	3,120	18,263	—	10,541	—	42,874
	2006	6,923	1,150	2,160	1,186	—	6,057	—	17,476

Jay L. Tobin	2007	10,000	5,000	3,120	9,063	—	9,865	—	37,048
	2006	7,692	—	2,400	6,283	—	5,529	—	21,904

GRANTS OF PLAN-BASED AWARDS IN 2007

The following table shows the grants of plan-based awards to the named executive officers in 2007.

						Estimated Future Payments Under Equity Incentive Plan Awards(2) Target (#)	Exercise or Base Price of Option Awards(3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name			Threshold ($)	Target ($)	Maximum ($)

Stephen M. King	02/01/2007	02/01/2007	150,000	300,000	450,000	—	—	—

Brian A. Jenkins	02/01/2007	02/01/2007	68,750	137,500	206,250	—	—	—

Brian A. Jenkins	05/11/2007	05/11/2007	—	—	—	600.56	1,045	1,045

David O. Corriveau	—	—	—	—	—	—	—	—

Starlette Johnson	04/02/2007	04/02/2007	100,000	200,000	300,000	—	—	—

Jeffrey C. Wood	02/01/2007	02/01/2007	77,500	155,000	232,500	—	—	—

Jay L. Tobin	02/01/2007	02/01/2007	75,000	150,000	225,000	—	—	—

Jay L. Tobin	05/11/2007	05/11/2007	—	—	—	653.54	1,045	1,045

(1)

All such payouts are pursuant to our fiscal 2007 Bonus Plan, as more particularly described under “Executive Compensation – Compensation Discussion and Analysis – Cash Compensation” above and actual payouts are recorded under “Non-Equity Incentive Plan Compensation” in the 2007 Summary Compensation Table.

(2)

The listed equity incentive plan awards are grants of stock options under the WS Midway Stock Option Plan as more particularly described under “Executive Compensation – Compensation Discussion and Analysis – Long-Term Incentives” above. The options include both those with performance-based vesting and those with time-based vesting.

(3)	There is no market for the shares of WS Midway. The exercise price was established by the Board of Directors of the Company and supported by an independent valuation.
(4)	Shown is the aggregate grant date fair value computed in accordance with SFAS 123R for option awards in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable(1)	Unexercisable

Stephen M. King	210.19	4,364.61	1,000	3/8/2016

Brian A. Jenkins	90.08	1,164.02	1,000	3/8/2016
	—	600.56	1,045	5/11/2017

David O. Corriveau	—	—	—	—

Starlette Johnson	180.17	3,741.13	1,000	3/8/2016

Jeffrey C. Wood	90.09	1,164.01	1,000	3/8/2016

Jay L. Tobin	60.06	540.50	1,000	3/8/2016
	—	653.54	1,045	5/11/2017

(1)

The listed options were granted under the WS Midway Stock Option Plan. Of the time-based portions of such options which have an option expiration date of December 11, 2016, 20 percent vested on each of March 8, 2007 and March 8, 2008, and an additional 20 percent vest on each of March 8, 2009, March 8, 2010, and March 8, 2011. Of the time-based portion of options which have an option expiration date of May 11, 2017, 20 percent vest on each of May 11, 2008, May 11, 2009, May 11, 2010, May 11, 2011 and May 11, 2012.

2007 NONQUALIFIED DEFERRED COMPENSATION

The following table shows contributions to each Named Executive Officer’s deferred compensation account in 2007 and the aggregate amount of such officer’s deferred compensation as of February 3, 2008.

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Stephen M. King	36,000	17,769	(3,382)	—	83,634

Brian A. Jenkins	16,500	8,250	732	—	28,342

David O. Corriveau	—	—	—	—	—

Starlette Johnson	—	—	244	—	9,266

Jeffrey C. Wood	76,058	9,065	(3,620)	—	178,877

Jay L. Tobin	17,539	8,712	2,132	—	44,115

(1)	Amounts are included in the Salary column of the Summary Compensation Table.
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the All Other Compensation column of the Summary Compensation Table.

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

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for the Named Executive Officers. Information is provided as if the termination, death, disability, or change in control had occurred as February 3, 2008.

Name	Benefit	Resignation($)	Termination W/Out Cause($)	Termination With Cause($)	Termination With Good Reason($)	Death/ Disability($)
Stephen M. King	Salary	—	600,000	—	600,000	600,000
	Bonus(1)	—	300,000	—	300,000	300,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	9,354	—	9,354	9,354
	Vacation	—	46,154	—	46,154	46,154
	Deferred Compensation	83,634	83,634	83,634	83,634	83,634

Starlette Johnson	Salary	—	400,000	—	400,000	400,000
	Bonus(1)	—	200,000	—	200,000	200,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	2,923	—	2,923	2,923
	Vacation	—	30,769	—	30,769	30,769
	Deferred Compensation	9,266	9,266	9,266	9,266	9,266

Brian A. Jenkins	Salary	—	300,000	—	300,000	300,000
	Bonus(1)	—	150,000	—	150,000	150,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	9,354	—	9,354	9,354
	Vacation	—	23,077	—	23,077	23,077
	Deferred Compensation	28,342	28,342	28,342	28,342	28,342

Jeffrey C. Wood	Salary	—	310,000	—	310,000	310,000
	Bonus(1)	—	155,000	—	155,000	155,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	9,354	—	9,354	9,354
	Vacation	—	23,846	—	23,846	23,846
	Deferred Compensation	178,877	178,877	178,877	178,877	178,877

Jay L. Tobin	Salary	—	300,000	—	300,000	300,000
	Bonus(1)	—	150,000	—	150,000	150,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	9,354	—	9,354	9,354
	Vacation	—	23,077	—	23,077	23,077
	Deferred Compensation	44,115	44,115	44,115	44,115	44,115

(1)	Accrued and unpaid non-equity incentive compensation payable pursuant to our 2007 Bonus Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 3, 2008, 100 shares of our common stock were outstanding. All of our common stock is owned by WS Midway. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding stock of WS Midway.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the WS Midway Stock Option Plan as of February 3, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	19,076.46	$1,003.58	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	19,076.46	$1,003.58	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions, and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2007, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement.

Information about the independence of our non-management directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young has no direct or indirect interest in the Company. Ernst & Young has been the Company’s independent registered public accounting firm since 1995. The following table sets forth the fees for professional audit services provided by Ernst & Young for the fiscal years ended February 3, 2008 and February 4, 2007:

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$595,255	$870,729
Audit-Related Fees (2)	17,275	—
Tax Fees (3)	9,435	64,469
All Other Fees	—	—

Total	$621,965	$935,198

(1)

Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings.

(2)	Includes fees for services related to various accounting consultations, including consultations related to the Company’s implementation of Sarbanes-Oxley Section 404 in the 2007 fiscal year.
(3)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state, and local returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For Fiscal 2007, 100 percent of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young were compatible with the firm’s independence and the conduct of its auditing function.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and Ernst & Young, the independent registered public accounting firm, our audited financial statements as of and for the year ended February 3, 2008. We have also discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

We have received and reviewed the written disclosures and the letter from Ernst & Young required by Independence Standards Board Standard 1, Independence Discussions with the Audit Committee, as amended, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended February 3, 2008.

Daniel Y. Han, Chairman	Greg S. Feldman	Carl M. Stanton

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
See Pages F-1 to F-20 of this Annual Report on Form 10-K.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.,
a Missouri Corporation

Date:	April 24, 2008	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 24, 2008.

Signature		Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Starlette Johnson	President, Chief Operating Officer and Director
Starlette Johnson

By:	/s/ Greg S. Feldman	Chairman of the Board
Greg S. Feldman

By:	/s/ Daniel Y. Han	Director
Daniel Y. Han

By:	/s/ Carl M. Stanton	Director
Carl M. Stanton

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Buster’s, Inc.

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries as of February 3, 2008 and February 4, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended February 3, 2008 (successor), the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor), and the fiscal year ended January 29, 2006 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. and subsidiaries at February 3, 2008 and February 4, 2007, and the consolidated results of their operations and their cash flows for the fiscal year ended February 3, 2008 (successor), the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor), and the fiscal year ended January 29, 2006 (predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, effective February 5, 2007 and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, effective January 30, 2006.

Ernst & Young LLP

Dallas, Texas

April 3, 2008

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 3, 2008	February 4, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,046	$10,372
Inventories	15,002	13,148
Prepaid expenses	8,083	6,806
Deferred income taxes	5,733	5,478
Other current assets	2,676	2,906

Total current assets	50,540	38,710
Property and equipment, net	296,974	316,840
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	19,832	22,406

Total assets	$496,203	$506,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$1,000	$1,000
Accounts payable	22,019	19,196
Accrued liabilities	54,029	45,893
Income taxes payable	4,158	4,051

Total current liabilities	81,206	70,140
Deferred income taxes	21,688	27,429
Deferred occupancy costs	50,524	50,022
Other liabilities	9,654	9,142
Long-term debt, less current installments (Note 6)	242,375	253,375
Commitment and contingencies (Note 11)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of February 3, 2008 and February 4, 2007	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	110,466	108,952
Accumulated comprehensive income (loss)	1,194	(184)
Retained earnings (deficit)	(20,904)	(12,063)

Total stockholders’ equity	90,756	96,705

Total liabilities and stockholders’ equity	$496,203	$506,813

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended February 3, 2008	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period from January 30, 2006 to March 7, 2006	Fiscal Year Ended January 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$293,097	$256,616	$27,562	$253,996
Amusement and other revenues	243,175	203,176	22,847	209,456

Total revenues	536,272	459,792	50,409	463,452
Cost of food and beverage	72,493	64,549	7,111	65,405
Cost of amusement and other	34,252	28,999	3,268	28,723

Total cost of products	106,745	93,548	10,379	94,128
Operating payroll and benefits	144,920	130,123	14,113	130,367
Other store operating expenses	171,627	147,295	15,323	144,066
General and administrative expenses	38,999	35,055	3,829	33,951
Depreciation and amortization expense	51,898	43,892	4,328	42,616
Startup costs	1,002	3,470	880	5,325

Total operating costs	515,191	453,383	48,852	450,453

Operating income	21,081	6,409	1,557	12,999
Interest expense, net	31,183	27,064	649	6,695

Income (loss) before provision for income taxes	(10,102)	(20,655)	908	6,304
(Benefit) provision for income taxes	(1,261)	(8,592)	422	2,016

Net income (loss)	$(8,841)	$(12,063)	$486	$4,288

DAVE & BUSTER’S, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In	Treasury	Restricted	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Stock	Stock	Income	(Deficit)	Total
Balance, January 30, 2005	13,452,267	$135	$122,173	$(1,846)	$1,454	$225	$74,804	$196,945
Net earnings	—	—	—	—	—	—	4,288	4,288
Unrealized foreign currency translation gain (net of tax)	—	—	—	—	—	120	—	120

Comprehensive income	—	—	—	—	—	—	—	4,408
Stock option exercises	270,483	2	2,268	—	—	—	—	2,270
Tax benefit related to stock option exercises	—	—	871	—	—	—	—	871
Amortization of restricted stock awards	—	—	—	—	726	—	—	726

Balance, January 29, 2006 (Predecessor)	13,722,750	$137	$125,312	$(1,846)	$2,180	$345	$79,092	$205,220
Net earnings	—	—	—	—	—	—	486	486
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(3)	—	(3)

Comprehensive income	—	—	—	—	—	—	—	483
Stock option exercises	5,000	—	528	—	—	—	—	528
Tax benefit related to stock option exercises	—	—	10	—	—	—	—	10
Stock-based compensation	—	—	25	—	—	—	—	25
Amortization of restricted stock awards	—	—	—	—	61	—	—	61
Merger transaction	(13,727,750)	$(137)	$(125,875)	$1,846	$(2,241)	$(342)	$(79,578)	$(206,327)

Balance, March 8, 2006 (Successor)	—	—	—	—	—	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	100	—	108,514	—	—	—	—	108,514
Net loss	—	—	—	—	—	—	(12,063)	(12,063)
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(184)	—	(184)

Comprehensive loss	—	—	—	—	—	—	—	(12,247)
Stock-based Compensation	—	—	438	—	—	—	—	438

Balance, February 4, 2007	100	—	$108,952	—	—	$(184)	$(12,063)	$96,705

Net loss	—	—	—	—	—	—	(8,841)	(8,841)
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	1,378	—	1,378

Comprehensive loss	—	—	—	—	—	—	—	(7,463)
Stock option compensation	—	—	1,514	—	—	—	—	1,514

Balance, February 3, 2008	100	—	$110,466	—	—	$1,194	$(20,904)	$90,756

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 3, 2008	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period from January 30, 2006 to March 7, 2006	Fiscal Year Ended January 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(8,841)	$(12,063)	$486	$4,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	51,898	43,892	4,328	42,616
Deferred income tax	(5,996)	(10,342)	(767)	220
Stock-based compensation charges	1,514	438	25	—
Other, net	1,847	(34)	99	1,884
Changes in assets and liabilities:
Inventories	(1,854)	(607)	(72)	(2,018)
Prepaid expenses	(1,277)	(3,652)	(169)	49
Other current assets	230	889	(1)	(1,582)
Other assets and deferred charges	974	3,230	(66)	3,666
Accounts payable	2,823	1,055	(3,916)	5,419
Accrued liabilities	8,136	15,668	6,918	1,851
Income taxes payable	107	(5)	1,183	(3,133)
Deferred occupancy costs	502	797	2,502	11,470
Other liabilities	510	4,412	191	693

Net cash provided by operating activities	50,573	43,678	10,741	65,423

Cash flows from investing activities:
Capital expenditures	(31,355)	(31,943)	(10,600)	(62,066)
Business acquisitions, net of cash acquired	—	—	—	(1,511)
Proceeds from sales of property and equipment	456	721	—	306
Merger with WS Midway	—	(338,239)	—	—
Proceeds from sale leaseback	—	28,357	—	—

Net cash used in investing activities	(30,899)	(341,104)	(10,600)	(63,271)

Cash flows from financing activities:
Borrowings of predecessor debt	—	—	6,000	33,500
Repayments of predecessor debt	—	(51,137)	(6,439)	(41,725)
Borrowings under senior credit facility	13,000	143,500	—	—
Repayments under senior credit facility	(24,000)	(64,125)	—	—
Borrowings under senior notes	—	175,000	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	—	108,100	—	—
Debt issuance costs	—	(11,352)	—	—
Proceeds from exercises of stock options	—	—	528	2,268

Net cash provided by (used in) financing activities	(11,000)	299,986	89	(5,957)

Increase (decrease) in cash and cash equivalents	8,674	2,560	230	(3,805)
Beginning cash and cash equivalents	10,372	7,812	7,582	11,387

Ending cash and cash equivalents	$19,046	$10,372	$7,812	$7,582

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$4,388	$1,219	$—	$4,082
Cash paid for interest, net of amounts capitalized	$26,399	$16,227	$878	$4,183

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by WS Midway Holdings, Inc. (“WS Midway”), a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of WS Midway, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. Dave & Buster’s Inc. continues as the same legal entity after the Merger. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the period preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively. The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and has been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation.

As of February 3, 2008, we operate 49 large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008. Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively. All references to Fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. All references to 2005 relate to the 52-week period ending on January 29, 2006. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents – We consider amounts receivable from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories – Inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations. Inventories consist of the following (in thousands):

	February 3, 2008	February 4, 2007
Operating unit - food and beverage	$2,751	$2,709
Operating unit - amusements	7,150	6,556
Corporate supplies, warehouse and other	5,101	3,883

	$15,002	$13,148

Property and equipment – Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in 2007, 2006, and 2005 were $151, $322, and $295, respectively.

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

Goodwill and other intangible assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill, and Other Intangible Assets,” goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. Indefinite lived intangibles include goodwill in the amount of $65,857 (see Note 2) and tradenames in the amount of $63,000.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. These trademarks are amortized over their estimated life of five years. As of February 3, 2008 and February 4, 2007, we had trademarks of $4,923 and $6,523, respectively, included in other assets and deferred charges. The following table details amounts relating to those assets (in thousands):

	February 3, 2008	February 4, 2007
Trademarks, at cost	$8,000	$8,000
Less accumulated amortization	(3,077)	(1,477)

Trademarks, net	$4,923	$6,523

Amortization expense related to trademarks totaled $1,600, $1,477, and $12 for fiscal years 2007, 2006 and 2005, respectively. Total estimated amortization expense for future years is currently estimated as follows (in thousands):

2008	$1,600
2009	1,600
2010	1,600
2011	123

Total amortization	$4,923

Deferred financing costs – The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are included in other assets and deferred charges and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets (in thousands):

	February 3, 2008	February 4, 2007
Balance at beginning of year	$9,876	$5,461
Write-off of Predecessor deferred costs	—	(5,461)
Financing cost incurred (Successor)	—	11,866
Write-off during period due to prepayments of principal	(214)	(519)
Amortization during period	(1,596)	(1,471)

Balance at end of year	$8,066	$9,876

Scheduled amortization for future years, assuming no further prepayment of principal is as follows (in thousands):

2008	$1,538
2009	1,541
2010	1,541
2011	1,229
2012 and beyond	2,217

Total amortization	$8,066

Income taxes – We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Initial derecognition amounts are reported as adjustments to retained earnings on the effective date. We analyzed our tax positions as of February 5, 2007 and determined that the implementation of FIN 48 has no material impact on our financial statements.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FIN 48. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when, such events occur.

Predecessor share-based expense – The Predecessor previously accounted for stock-based compensation awards to employees and directors in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In connection with the Merger discussed in Note 2, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05. We did not adopt the previous voluntary expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS 123, we made pro forma disclosures of the effect that application of fair value expense recognition provisions of SFAS 123 would have had on our net earnings. The pro forma impact of applying SFAS 123 in fiscal 2005 is not necessarily representative of the pro forma impact in future years.

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

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS 123R as if the Predecessor had applied the fair value recognition provisions of SFAS 123 during fiscal year 2005 (in thousands):

Fiscal Year Ended January 29, 2006
Net income, as reported	$4,288
Stock compensation expenses recorded under the intrinsic method, net of income taxes	564
Pro forma stock compensation expense recorded under the fair value method, net of income taxes	(820)

Pro forma net income	$4,032

Inputs used for the fair value method for employee stock options are as follows:

Fiscal Year Ended January 29, 2006
Volatility	0.55
Weighted-average expected lives	4.05
Weighted-average risk-free interest rates	3.98%
Weighted-average fair value of options granted	$14.10

Successor share-based expense – In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”). The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway. The expense associated with share-based equity awards granted in fiscal 2007 and 2006, as more fully described in Note 9 have been calculated as required by SFAS 123R. The expected term of the options is based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. We have not paid dividends in the past and do not plan to pay any dividends in the near future. The significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	Fiscal Year 2007 Grants			Fiscal Year 2006 Grants
	Series A Service- Based Options	Series A Performance- Based Options	Series B Performance- Based Options	Series A Service- Based Options	Series A Performance- Based Options	Series B Performance- Based Options
Valuation Model	Black-Scholes	Monte Carlo Simulation	Monte Carlo Simulation	Black-Scholes	Monte Carlo Simulation	Monte Carlo Simulation
Volatility	38.1%	38.1%	38.1%	39.1%	39.1%	39.1%
Risk free interest rate	4.7%	4.7%	4.7%	4.6%	4.6%	4.6%
Expected dividend yield	0%	0%	0%	0.0%	0.0%	0.0%
Expected term	5.25 years	5.25 years	5.25 years	5.25 years	5.25 years	5.25 years
Calculated value	$409.00	$236.00	$119.00	$409.00	$280.00	$197.00

In fiscal years 2007 and 2006, we recognized compensation expense of approximately $1,514 and $438, respectively, related to options granted to employees. Share-based common stock expenses are reported as a component of general and administrative expense in the accompanying consolidated statements of operations.

Foreign currency translation – The financial statements related to the operations of our Toronto complex are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in stockholders’ equity as a component of comprehensive income.

Revenue recognition – Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of credits on power cards used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits, which we believe our guests will utilize in the future.

Amusements costs of products – Certain of our midway games allow customers to earn coupons, which may be redeemed for prizes, including electronic equipment, sports memorabilia, stuffed animals, clothing and small novelty items. The cost of these prizes is included in the cost of amusement and other in the consolidated statements of operations. We record a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods.

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising expenses were $26,505, $20,353, and $16,245 for 2007, 2006 and 2005, respectively.

Startup costs – Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, training, and recruiting and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred. Beginning October 31, 2005, all rent incurred during the construction period is expensed and classified as a component of startup costs. Prior to October 30, 2005, rent incurred between the time construction is substantially completed and the time the complex opens was capitalized.

Lease accounting – Rent expense is recorded on a straight-line basis over the lease term. The lease term commences on the date when we take possession and have the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising. Construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements are recorded as deferred occupancy costs and amortized as a reduction of rent over the term of the lease.

Comprehensive income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for 2007, 2006, and 2005 were $1,378, $(187), and $120, respectively.

Recent accounting pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 (our 2008 fiscal year). We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors in the financial statements by considering the impact of both the current year error and the cumulative error, if applicable. This bulletin prescribes two approaches that must be used to evaluate unadjusted errors and requires the financial statements to be adjusted if either approach results in quantifying an error as material. SAB 108 was effective for our current fiscal year and did not have a material impact on our consolidated financial statements.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 (our 2009 fiscal year). Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

Note 2: Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway through the Merger. . Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. Although we continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries for the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”), respectively.

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

4.

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

The sources and uses of funds in connection with the Merger as of February 4, 2007 are summarized below (in thousands):

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

The final purchase price was allocated as follows (in thousands):

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

(in thousands)	February 4, 2007	January 29, 2006
Revenue	$510,201	$463,452
Net loss, pro forma	(12,544)	(16,480)
Pro forma adjustments	(967)	(20,768)

Net income (loss), as reported	$(11,577)	$4,288

Related party transaction—We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions, and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2007 and fiscal 2006, we paid the Wellspring affiliate $750 and $679, respectively under the terms of the expense reimbursement agreement.

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

On August 28, 2005, a subsidiary of ours closed the Jillian’s complex located at the Mall of America in Bloomington, Minnesota and acquired by the Company in November 2004, due to continuing operating losses attributable to this complex and the unsuccessful efforts to renegotiate the terms of the related leases. As a result of the closing, we recorded total pre-tax charges of approximately $3,000 in fiscal 2005, comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the complex.

Note 4: Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Depreciable Lives (In Years)	February 3, 2008	February 4, 2007
Land	—	$385	$385
Buildings	Shorter of 40 or ground lease term	15,778	15,452

Leasehold and building improvements	Shorter of 20 or lease term	236,885	223,702
Furniture, fixtures and equipment	5-10	77,007	68,151
Games	5	55,042	48,644
Construction in progress		4,260	3,004

Total cost		389,357	359,338
Less accumulated depreciation		(92,383)	(42,498)

Property and equipment, net		$296,974	$316,840

Note 5: Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 3, 2008	February 4, 2007
Compensation and benefits	$12,547	$13,083
Interest	12,114	8,763
Deferred amusement revenue	4,517	3,117
Amusement redemption liability	3,806	2,794
Deferred gift card revenue	3,479	2,878
Sales and use taxes	2,694	2,880
Accrued severance	2,253	3,669
Customer deposits	2,116	1,855
Other	10,503	6,854

Total accrued liabilities	$54,029	$45,893

Note 6: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	February 3, 2008	February 4, 2007
Senior credit facility—revolving	$—	$—
Senior credit facility—term	68,375	79,375
Senior notes	175,000	175,000

	243,375	254,375
Less current installments	1,000	1,000

Long-term debt, less current installments	$242,375	$253,375

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger, and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of February 3, 2008, in addition to the borrowings indicated above, we had $11,683 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on the senior credit facility was 7.56 percent at February 3, 2008.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts aggregating $74,700 at February 3, 2008 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense and as a result of the swap agreements, we recorded additional non-cash interest expense of $3,572 and $364 for fiscal years 2007 and 2006, respectively.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are initially required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of February 3, 2008. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

The following table sets forth our future debt payment obligations as of February 3, 2008 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

Debt Outstanding at February 3, 2008
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	52,625
Thereafter	186,750

Total future payments	$243,375

The following table sets forth our recorded interest expense (in thousands):

	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 To February 4, 2007	37 Day Period From January 30, 2006 To March 7, 2006	Fiscal Year Ended January 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gross interest expense	$31,830	$27,744	$758	$7,723
Capitalized interest	(151)	(253)	(70)	(295)
Interest income	(496)	(427)	(39)	(733)

Total interest expense	$31,183	$27,064	$649	$6,695

Note 7: Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 To February 4, 2007	37 Day Period From January 30, 2006 To March 7, 2006	Fiscal Year Ended January 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current expense
Federal	$2,962	$1,302	$1,045	$1,211
State and local	1,772	448	144	585
Deferred expense (benefit)	(5,995)	(10,342)	(767)	220

Total provision (benefit) for income taxes	$(1,261)	$(8,592)	$422	$2,016

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows (in thousands):

	February 3, 2008	February 4, 2007
Deferred tax liabilities:
Property and equipment	$138	$6,832
Trademark/trade name	24,709	23,915
Prepaid expenses	443	—
Other	70	318

Total deferred tax liabilities	$25,360	$31,065

	February 3, 2008	February 4, 2007
Deferred tax assets:
Leasing transactions	$2,158	$1,099
Worker’s compensation and general liability insurance	2,813	2,367
Smallware supplies	781	1,048
Amusement redemption liability	2,869	1,718
Legal	987	1,263
Tax credit carryovers	323	605
Other	3,120	1,178

Total deferred tax assets	13,051	9,278

Valuation allowance for deferred tax assets - US	(3,370)	—
Valuation allowance for deferred tax assets - Canada	(276)	(164)

Total deferred tax assets net of valuation allowance	9,405	9,114

Net deferred tax liability	$15,955	$21,951

For the year ended February 3, 2008, we recorded a $3,370 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of our experiencing cumulative losses before income taxes for the three-year period ending February 3, 2008, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

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

As of February 3, 2008, we had $265 in federal tax credit carryforwards for income tax purposes. There is a 20-year carryforward on general business credits.

On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate, and extending the imposition of tax to numerous types of entities that were not previously subject to the franchise tax. As a result of the new legislation and in accordance with SFAS 109, we recorded an income tax expense of $237 for the year ended February 3, 2008.

As of February 3, 2008, we have approximately $2,727 of unrecognized tax benefits, including approximately $671 of penalties and interest. During the fifty-two week period ended February 3, 2008, we increased our unrecognized tax benefit by $1,217. This increase resulted primarily from an uncertain tax position taken on the 2006 federal income tax return filed during the 2007 fiscal year. During the same time period, we reduced our unrecognized benefit by $148 as a result of several miscellaneous adjustments. We do not currently anticipate any additional material changes in fiscal year 2008. We recognized additional interest and penalty expense of $313 associated with uncertain tax positions during the fifty-two week period ended February 3, 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state, and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

The change in unrecognized tax benefits for the year ended February 3, 2008 was as follows (in thousands):

Balance at February 5, 2007	$1,658
Additions for tax positions of prior years	326
Reductions for tax positions of prior years	(148)
Additions for tax positions of current year	891

Balance at February 3, 2008	$2,727

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 March 7, 2006	Fiscal Year Ended January 29, 2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(7.8)%	1.7%	13.3%	7.8%
Foreign taxes	(0.8)%	0.1%	1.3%	3.2%
Nondeductible expenses	4.7%	(4.3)%	4.5%	0.8%
Tax credits	19.4%	9.1%	(10.7)%	(17.9)%
Valuation allowance	(33.4)%	0.0%	3.1%	3.1%
Change in FIN48 reserve	(10.6)%	—	—	—
Other	6.0%	—	—	—

Effective tax rate	12.5%	41.6%	46.5%	32.0%

Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, the change in our FIN 48 reserve, and the establishment of a valuation allowance.

Note 8: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For 2007, 2006, and 2005, rent expense for operating leases was $39,696, $38,088, and $34,104, respectively, including contingent rentals of $1,121, $1,197, and $969, respectively. At February 3, 2008 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are (in thousands):

2008	2009	2010	2011	2012	Thereafter	Total
$43,743	$45,417	$45,046	$44,388	$44,853	$336,733	$560,180

During 2000 and 2001, we completed the sale/leaseback of three complexes and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7 percent to 7.5 percent. At February 3, 2008 and February 4, 2007, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $4,281 and $4,453, respectively. Future minimum principal and interest payments due to us under these notes are as follows (in thousands):

2008	2009	2010	2011	2012	Thereafter	Total
$509	$489	$489	$489	$489	$4,358	$6,823

Note 9: Common Stock

Predecessor share-based expense – In June 2005, the Predecessor stockholders approved the adoption of the Dave & Buster’s 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”). The Predecessor had established the 2005 Incentive Plan allowing for the granting of incentive stock options, non-qualified stock options, restricted stock awards, and stock appreciation rights to officers, non-employee directors, and employees of the Company. A maximum of 600,000 shares of common stock were reserved for issuance under the 2005 Incentive Plan. In March 2006, the 2005 Incentive Plan was terminated and no further grants were permitted to be made under the 2005 Incentive Plan.

In 2005, the Predecessor issued 215,250 shares of restricted stock with market values of $17.57-$18.88. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the restricted stock compensation was $726 in 2005.

A summary of our stock option activity and related information for fiscal year 2005 is as follows (in thousands, except per share data):

	Fiscal Year Ended January 29, 2006
	Options	Weighted Average Exercise Price
Outstanding—beginning of year	2,325	$12.29
Granted	255	18.77
Exercised	(270)	8.44
Forfeited	(76)	15.09

Outstanding—end of year	2,234	13.40

Exercisable—end of year	1,461	$14.55

In connection with the Merger, as more fully described in Note 2, all restricted stock was converted into the right to receive $18.05 per share and all outstanding options to acquire the common stock vested and were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05.

Successor share-based compensation – In December 2006, the members of the Board of Directors of WS Midway approved the adoption of the WS Midway Holdings, Inc. Stock Option Plan (the “WS Midway Plan”). The WS Midway Plan allows for the granting to certain of our employees and consultants options to acquire stock in WS Midway that are subject to either time-based vesting or performance-based vesting.

The various options provided for in the Plan are as follows:

Series A Service-based Options

These options contain a service-based (or time-based) vesting provision, whereby the options will vest in five equal amounts. Upon sale of the Company, all service-based options will fully vest. The Series A Service-based options granted in 2006 and 2007 terminate on March 8, 2016 and March 11, 2017, respectively.

Series A Performance Options

These options contain a performance-based vesting provision, whereby the options will vest if Wellspring earns a 15 percent internal rate of return (“IRR”) on its investment in the Company at the time it sells such investment. If the 15 percent IRR is not achieved upon sale, then the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 15 percent. In the event that no sale or liquidity event occurs by March 8, 2011, a third party valuation will take place for purposes of determining whether the 15 percent IRR has been achieved in order to establish vesting of these options. The Series A performance Options granted in 2006 and 2007 terminate on March 8, 2006 and May 11, 2017, respectively.

Series B Performance Options

These options contain a similar performance-based vesting provision, whereby the options will vest if Wellspring earns a 25 percent IRR on its investment in the Company at the time it sells such investment. If the 25 percent IRR is not achieved upon sale, the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 25 percent. These options do not contain a provision relating to a third party valuation, and therefore vest only upon a liquidity event. The Series B Performance Options granted in 2006 and 2007 terminate on March 8, 2016, and May 11, 2017, respectively.

Transactions during fiscal years 2007 and 2006 under this Plan were as follows:

	February 3, 2008
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	5,945.49	$1,000.00	5,945.49	$1,000.00	6,924.07	$1,000.00
Granted	510.47	1,045.00	510.47	1,045.00	494.58	1,045.00
Forfeited	450.42	1,000.00	450.42	1,000.00	353.27	1,000.00

Options outstanding at end of year	6,005.54	$1,003.82	6,005.54	$1,003.82	7,065.38	$1,003.15

Options exercisable at end of year	1,099.02	$1,000.00	—	$—	—	$—

	February 4, 2007
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—	—	$—	—	$—
Granted	5,945.49	1,000.00	5,945.49	1,000.00	6,924.07	1,000.00
Forfeited	—	—	—	—	—	—

Options outstanding at end of year	5,945.49	$1,000.00	5,945.49	$1,000.00	6,924.07	$1,000.00

Options exercisable at end of year	—	$—	—	$—	—	$—

The unrecognized expense related to this Plan totaled approximately $2,954 as of February 3, 2008 and will be expensed over a weighted average 1.8 years.

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0 percent to 100 percent of employee contributions, up to a maximum of 6 percent of eligible employee compensation, as defined. Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Our contributions to the 401(k) plan were $269, $240, and $223, for 2007, 2006, and 2005, respectively.

Note 11: Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. Various factors, including our internal policies and evidence of compliance with State of California regulations, make early resolution of these cases a possibility.

We have made the appropriate provision for settlement in the above matters in our 2007 financial statements. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

Note 12: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 6. The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $941 and $2,694, respectively, for the 52-week period ended February 3, 2008 and $426 and $4,032, respectively for the 53-week period ended February 4, 2007. There are no restrictions on cash distributions from the non-guarantor subsidiary.

February 3, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$45,597	$4,943	$—	$50,540
Property and equipment, net	291,011	5,963	—	296,974
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,279	—	(3,279)	—
Other assets and deferred charges	19,734	98	—	19,832

Total assets	$488,478	$11,004	$(3,279)	$496,203

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$73,876	$7,330	$—	$81,206
Deferred income taxes	21,423	265	—	21,688
Deferred occupancy costs	50,394	130	—	50,524
Other liabilities	9,654	—	—	9,654
Long-term debt, less current installments (Note 3)	242,375	—	—	242,375
Stockholders’ equity	90,756	3,279	(3,279)	90,756

Total liabilities and stockholders’ equity	$488,478	$11,004	$(3,279)	$496,203

February 4, 2007:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$36,977	$1,733	$—	$38,710
Property and equipment, net	311,153	5,687	—	316,840
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	1,015	—	(1,015)	—
Other assets and deferred charges	22,314	92	—	22,406

Total assets	$500,316	$7,512	$(1,015)	$506,813

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$63,703	$6,437	$—	$70,140
Deferred income taxes	27,429	—	—	27,429
Deferred occupancy costs	49,962	60	—	50,022
Other liabilities	9,142	—	—	9,142
Long-term debt, less current installments (Note 3)	253,375	—	—	253,375
Stockholders’ equity	96,705	1,015	(1,015)	96,705

Total liabilities and stockholders’ equity	$500,316	$7,512	$(1,015)	$506,813

Note 13: Quarterly Financial Information (unaudited)

	Fiscal Year Ended February 3, 2008
(in thousands)	First Quarter 5/6/2007	Second Quarter 8/5/2007	Third Quarter 11/4/2007	Fourth Quarter 2/4/2008
Total revenues	$135,462	$131,665	$123,721	$145,424
Income (loss) before provision for income taxes	(2,014)	(1,548)	(9,981)	3,441
Net income (loss)	(837)	(681)	(11,279)	3,956

	Fiscal Year ended February 4, 2007
(in thousands)	For the 37-Day Period from 1/30/06 to 3/7/06	For the 54-Day Period from 3/8/06 to 4/30/06	Second Quarter 7/30/06	Third Quarter 10/29/06	Fourth Quarter 2/4/07
	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)
Total revenues	$50,409	$76,434	$123,151	$116,270	$143,937
Income (loss) before provision for income taxes	908	(3,244)	(6,004)	(8,659)	(2,748)
Net income (loss)	486	(2,028)	(3,875)	(5,217)	(943)

During 2007, we opened the Tempe location in the third quarter and converted two of our Jillian’s locations to a Dave & Buster’s branded concept. During 2006, we opened the Times Square and Maple Grove locations in the first and fourth quarters, respectively, and converted one of our Jillian’s locations to a Dave & Buster’s branded concept. Startup costs incurred were $59, $299, $675 and $(31) in the first, second, third and fourth quarters of 2007, respectively, compared to $2,286, $821, $814 and $429 in the first, second, third and fourth quarters of 2006, respectively.

Note 14: Subsequent Events

On February 19, 2008, the Company announced that it had engaged Jefferies & Company, Inc. to assist in exploring a possible sale of Dave & Buster’s, Inc.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of March 8, 2006 among the Registrant, the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as Trustee.(1)

4.2	Form of 11 1/4% Senior Notes due 2014 (included in Exhibit 4.1).

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

10.2	Form of Employment Agreement for Executive Officers.(2)

10.3	WS Midway Holdings, Inc. Stock Option Plan.(2)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (3)

21.1	Subsidiaries of the Registrant. (3)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2

Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Filed as an exhibit to registration statement on Form S-4 filed July 26, 2006, SEC File No. 333-136040, and incorporated herein by reference.
(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended February 4, 2007, and incorporated herein by reference.
(3)	Filed herewith.

E-1