Form 10-Q
period 2008-05-04
DAVE & BUSTERS INC
filed 2008-06-11
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 4, 2008

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 10, 2008 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING MAY 4, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 4, 2008	February 3, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,911	$19,046
Inventories	15,640	15,002
Prepaid expenses	8,479	8,083
Deferred income taxes	5,933	5,733
Other current assets	2,165	2,676

Total current assets	50,128	50,540
Property and equipment, net	292,590	296,974
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	19,198	19,832

Total assets	$490,773	$496,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,000	$1,000
Accounts payable	17,802	22,019
Accrued liabilities	44,218	54,029
Income taxes payable	7,767	4,158

Total current liabilities	70,787	81,206
Deferred income taxes	20,026	21,688
Deferred occupancy costs	51,943	50,524
Other liabilities	10,094	9,654
Long-term debt, less current installments (Note 3)	242,125	242,375
Commitment and contingencies (Note 4)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of May 4, 2008 and February 3, 2008	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	110,761	110,466
Accumulated comprehensive income	931	1,194
Retained deficit	(15,894)	(20,904)

Total stockholders’ equity	95,798	90,756

Total liabilities and stockholders’ equity	$490,773	$496,203

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen Weeks Ended May 4, 2008	Thirteen Weeks Ended May 6, 2007
Food and beverage revenues	$74,665	$73,824
Amusement and other revenues	67,798	61,638

Total revenues	142,463	135,462
Cost of food and beverage	18,471	18,314
Cost of amusement and other	8,624	8,323

Total cost of products	27,095	26,637
Operating payroll and benefits	36,872	36,380
Other store operating expenses	43,179	41,504
General and administrative expenses	8,482	12,719
Depreciation and amortization expense	12,439	12,603
Startup costs	282	59

Total operating costs	128,349	129,902

Operating income	14,114	5,560
Interest expense, net	6,146	7,574

Income (loss) before provision for income taxes	7,968	(2,014)
Provision (benefit) for income taxes	2,958	(1,177)

Net income (loss)	$5,010	$(837)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirteen Weeks Ended May 4, 2008	For the Thirteen Weeks Ended May 6, 2007
Cash flows from operating activities:
Net income (loss)	$5,010	$(837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	12,439	12,603
Deferred income tax expense	(1,862)	(1,728)
Stock-based compensation charges	295	464
Other, net	258	18
Changes in assets and liabilities:
Inventories	(638)	(176)
Prepaid expenses	(396)	(292)
Other current assets	511	(288)
Other assets and deferred charges	234	129
Accounts payable	(4,217)	(2,486)
Accrued liabilities	(9,811)	(8,915)
Income taxes payable	3,609	(1,940)
Deferred occupancy costs	1,419	814
Other liabilities	440	212

Net cash provided by (used in) operating activities	7,291	(2,422)

Cash flows from investing activities:
Capital expenditures	(8,209)	(2,912)
Proceeds from sales of property and equipment	33	118

Net cash used in investing activities	(8,176)	(2,794)

Cash flows from financing activities:
Borrowings under senior secured credit facility	—	4,000
Repayments under senior secured credit facility	(250)	(250)

Net cash provided by (used in) financing activities	(250)	3,750

Decrease in cash and cash equivalents	(1,135)	(1,466)
Beginning cash and cash equivalents	19,046	10,372

Ending cash and cash equivalents	$17,911	$8,906

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$1,218	$2,495
Cash paid for interest, net of amounts capitalized	$11,355	$11,539

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, is a wholly-owned subsidiary of WS Midway Holdings, Inc. (“WS Midway”). Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation.

As of May 4, 2008, we operate 49 large format, high-volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada and the franchise of one complex under the name “Dave & Buster’s” located in Mexico.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2008 and 2007 relate to the thirteen week periods ending on May 4, 2008 and May 6, 2007, respectively. All references to 2008 and 2007 relate to the 52 week periods ending on February 1, 2009 and February 3, 2008, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality associated with the year-end holidays. All dollar amounts, except share amounts, are presented in thousands, unless otherwise noted.

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 3, 2008 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 24, 2008.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for income taxes—We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when, such events occur. Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, the change in our FIN 48 reserve, and the change in our valuation allowance.

On February 5, 2007, we adopted the provisions of FIN 48 which limit the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. During the first quarter of fiscal 2008, we increased our unrecognized tax benefit by $47.

In the first quarter of 2008, we recorded a $571 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to May 4, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains (losses) for the thirteen week periods ended May 4, 2008 and May 6, 2007 were $(263), and $218, respectively.

Recent accounting pronouncements—On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 as of February 4, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

Note 2: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	May 4, 2008	February 3, 2008
Compensation and benefits	$8,412	$12,547
Interest	6,737	12,114
Deferred amusement revenue	5,362	4,517
Amusement redemption liability	3,663	3,806
Deferred gift card revenue	3,053	3,479
Sales and use taxes	2,673	2,694
Accrued severance	1,949	2,253
Customer deposits	2,991	2,116
Other	9,378	10,503

Total accrued liabilities	$44,218	$54,029

Note 3: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	May 4, 2008	February 3, 2008
Senior credit facility—revolving	$—	$—
Senior credit facility—term	68,125	68,375
Senior notes	175,000	175,000

	243,125	243,375
Less current installments	1,000	1,000

Long-term debt, less current installments	$242,125	$242,375

We are a party to a senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of March 8, 2013, and (b) provides a $60,000 revolving credit facility with a maturity of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of May 4, 2008, in addition to the borrowings indicated above, we had $11,683 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on the senior credit facility was 7.56 percent at May 4, 2008.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $75,500 at May 4, 2008 is fixed at 5.31 percent. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense and as a result of the swap agreements, we recorded additional interest income of $423 for the thirteen weeks ended May 4, 2008 and additional interest expense of $598 for the thirteen weeks ended on May 6, 2007.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of May 4, 2008. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of WS Midway and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

On March 8, 2006, of the Company issued $175,000 aggregate principal amount of senior notes (“notes”). The notes are registered under the Securities Act of 1933 and are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of May 4, 2008 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

May 4, 2008
1 year or less	$1,000
2 years	1,000
3 years	1,000
4 years	1,000
5 years	64,125
Thereafter	175,000

Total future payments	$243,125

The following table sets forth our recorded interest expense (in thousands):

	Thirteen Weeks Ended May 4, 2008	Thirteen Weeks Ended May 6, 2007
Gross interest expense	$6,467	$7,703
Capitalized interest	(100)	(10)
Interest income	(221)	(119)

Total interest expense	$6,146	$7,574

Note 4: Commitments and Contingencies

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

The following table sets forth our lease commitments as of May 4, 2008 (in thousands):

May 4, 2008
1 year or less	$44,122
2 years	44,442
3 years	43,668
4 years	43,412
5 years	43,847
Thereafter	312,310

$531,801

We have signed operating lease agreements for future sites located in Arlington, Texas, Richmond, Virginia and Tulsa, Oklahoma. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these three agreements are not included in the table above.

Note 5: Condensed Consolidating Financial Information

The $175,000 senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $194 and $640, respectively, for the thirteen week period ended May 4, 2008. For the comparable thirteen week period ended May 6, 2007, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $181 and $1,049. There are no restrictions on cash distributions from the non-guarantor subsidiary.

May 4, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$44,445	$5,683	$—	$50,128
Property and equipment, net	286,961	5,629	—	292,590
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,542	—	(3,542)	—
Other assets and deferred charges	19,106	92	—	19,198

Total assets	$482,911	$11,404	$(3,542)	$490,773

Liabilities and stockholders’ equity:
Current liabilities	$63,322	$7,465	$—	$70,787
Deferred income taxes	19,769	257	—	20,026
Deferred occupancy costs	51,803	140	—	51,943
Other liabilities	10,094	—	—	10,094
Long-term debt, less current installments (Note 3)	242,125	—	—	242,125
Stockholders’ equity	95,798	3,542	(3,542)	95,798

Total liabilities and stockholders’ equity	$482,911	$11,404	$(3,542)	$490,773

February 3, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$45,597	$4,943	$—	$50,540
Property and equipment, net	291,011	5,963	—	296,974
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,279	—	(3,279)	—
Other assets and deferred charges	19,734	98	—	19,832

Total assets	$488,478	$11,004	$(3,279)	$496,203

Liabilities and stockholders’ equity:
Current liabilities	$73,876	$7,330	$—	$81,206
Deferred income taxes	21,423	265	—	21,688
Deferred occupancy costs	50,394	130	—	50,524
Other liabilities	9,654	—	—	9,654
Long-term debt, less current installments (Note 3)	242,375	—	—	242,375
Stockholders’ equity	90,756	3,279	(3,279)	90,756

Total liabilities and stockholders’ equity	$488,478	$11,004	$(3,279)	$496,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2008. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2008 and 2007 relate to the thirteen week periods ended May 4, 2008 and May 6, 2007. All references to 2008 and 2007 relate to the 52-week periods ending on February 1, 2009 and February 3, 2008. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by WS Midway through the Merger. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of WS Midway. We continue as the same legal entity after the Merger, the accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries.

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

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues. We derive revenues primarily from food, beverage, and amusement sales. For the thirteen weeks ended May 4, 2008, we derived 34.6 percent of our total revenue from food sales, 17.8 percent from beverage sales, 46.4 percent from amusement sales, and 1.2 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages, throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball as well as competitive racing, simulation games, and individual electronic games of skill. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players, and game systems. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new store openings, we currently anticipate spending approximately $8,000 on new games during fiscal 2008.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products. Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items. During the first quarter of 2008, the cost of food products averaged 25.1 percent of food revenue and the cost of beverage products averaged 24.1 percent of beverage revenue. The amusement cost of products averaged 11.3 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.

Startup costs. Startup costs include costs associated with the opening and organizing of new complexes or conversion of existing complexes, including the cost of feasibility studies, staff-training and recruiting, and travel costs for employees engaged in such startup activities. All startup costs are expensed as incurred.

Liquidity and cash flows. The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Quarterly fluctuations, seasonality, and inflation. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Additionally, we expect that volatile energy costs will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that our cost of products will remain stable or that the federal or state minimum wage rate will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

(dollars in thousands)	Thirteen Weeks Ended May 4, 2008		Thirteen Weeks Ended May 6, 2007
Food and beverage revenues	$74,665	52.4%	$73,824	54.5%
Amusement and other revenues	67,798	47.6	61,638	45.5

Total revenues	142,463	100.0	135,462	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	18,471	24.7	18,314	24.8
Cost of amusements and other (as a percentage of amusement and other revenues)	8,624	12.7	8,323	13.5

Total cost of products	27,095	19.0	26,637	19.7
Operating payroll and benefits	36,872	25.9	36,380	26.9
Other store operating expenses	43,179	30.3	41,504	30.6
General and administrative expenses	8,482	6.0	12,719	9.4
Depreciation and amortization expense	12,439	8.7	12,603	9.3
Startup costs	282	0.2	59	0.0

Total operating costs	128,349	90.1	129,902	95.9

Operating income	14,114	9.9	5,560	4.1
Interest expense, net	6,146	4.3	7,574	5.6

Income (loss) before provisions for income taxes	7,968	5.6	(2,014)	(1.5)
Provision (benefit) for income taxes	2,958	2.1	(1,177)	(0.9)

Net income (loss)	5,010	3.5%	$(837)	(0.6)%

Cash provided by (used in):
Operating activities	$7,291		$(2,422)
Investing activities	(8,176)		(2,794)
Financing activities	(250)		3,750

Change in comparable store sales(1)(2)		3.8%		4.3%
Stores open at end of period(3)	49		48
Comparable stores open at end of period	47		43

(1)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

Our 2007 comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the first fiscal quarter of 2007 compared to the calendar weeks that made up the first quarter of fiscal 2006. The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter.

(3)	The number of stores open at May 4, 2008 includes our store in Tempe, Arizona, which opened on September 17, 2007.

Thirteen Weeks Ended May 4, 2008 Compared to Thirteen Weeks Ended May 6, 2007

Revenues

Total revenues increased 5.2 percent, or $7,001 for first quarter of 2008 compared to the first quarter of 2007. Comparable stores revenue increased 3.8 percent, or $4,993 for first quarter 2008 compared to first quarter 2007.

The increased revenues were derived from the following sources:

Comparable stores	$4,993
Non comparable stores	2,828
Other	(820)

Total	$7,001

Our revenues during the first quarter of 2008 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets. Food sales at the comparable stores increased by 0.2 percent over sales levels achieved in the same period of 2007. Beverage sales at comparable stores decreased by 3.2 percent over first quarter 2007. Comparable store amusements revenue in the first quarter of 2008 increased by 9.8 percent versus the same period of 2007. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Comparable special events revenues accounted for 12.3 percent of consolidated comparable stores revenue for the first quarter of 2008 and 12.9 percent in the first quarter of 2007.

Our revenue mix was 52.4 percent for food and beverage and 47.6 percent for amusements and other. This compares to 54.5 percent and 45.5 percent, respectively, for the first quarter of 2007.

Cost of products

Cost of food and beverage products declined 10 basis points to 24.7 percent of revenue for the first quarter of 2008 compared to 24.8 percent for the first quarter of 2007. This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

The costs of amusements and other, as a percentage of amusements and other revenues decreased 80 basis points to 12.7 percent of amusement and other revenue for the first quarter of 2008 compared to 13.5 percent for the first quarter of 2007. This decrease was achieved through reduced redemption costs.

Operating payroll and benefits

Operating payroll and benefits declined 100 basis points to 25.9 percent of revenue for the first quarter of 2008 compared to 26.9 percent for the first quarter of 2007. This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores.

Other store operating expenses

Other store operating expenses declined 30 basis points to 30.3 percent for the first quarter of 2008 compared to 30.6 percent for the same period of 2007. This decrease was primarily driven by improved sales performance.

General and administrative expenses

General and administrative expenses decreased 340 basis points for the first quarter of 2008 compared to the first quarter of 2007, primarily due to the absence of severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense slightly decreased in the first quarter of 2008 compared to the same period of 2007 primarily related to the reduction in depreciation expense due to certain fixed assets reaching the end of their depreciable life offset by depreciation expense on new assets added subsequent to the first quarter of 2007.

Startup costs

The increase in startup costs of $223 is primarily attributable to new store openings expected later in 2008.

Interest expense

The decrease in interest expense is primarily attributed to adjustments recorded to mark the interest rate swap agreements to their fair value.

Provision for income taxes

Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes and changes in our tax reserves.

In the first quarter of 2008, we recorded a $571 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to May 4, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 4, 2008, we have approximately $2,774 of unrecognized tax benefits, including approximate $718 of penalties and interest. During the period ended May 4, 2008, we increased our unrecognized tax benefit by $47. This increase resulted primarily from an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2003.

Liquidity and Capital Resources

We are a party to a senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of March 8, 2013, and (b) provides a $60,000 revolving credit facility with a maturity of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of May 4, 2008, borrowings under the revolving credit facility and term loan facility were $0 and $68,125, respectively, and we had $11,683 in letters of credit outstanding.

The senior credit facility is secured by all of our assets. Borrowings on the senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts is fixed at 5.31 percent. The weighted average rate of interest on the senior credit facility was 7.56 percent at May 4, 2008.

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

Historical Cash Flows

Thirteen Weeks Ended May 4, 2008 Compared to Thirteen Weeks Ended May 6, 2007

As of May 4, 2008, we had cash and cash equivalents of $17,911 and available borrowing capacity of $48,317 under the senior credit facility.

Cash provided in operating activities was $7,291 for the thirteen weeks of 2008 compared to cash used in operating activities of $2,422 for the thirteen weeks of 2007. The increase in cash flow from operations is primarily due to a net income increase of $5,847 from the first quarter of 2007. Cash flow from operations in the first quarter of 2007 was also negatively impacted by the payment of employment agreement costs triggered by the Merger transaction.

Cash used in investing activities was $8,176 for the thirteen weeks of 2008 compared to $2,794 for the thirteen weeks of 2007. The investing activities for the first quarter of 2008 primarily include $8,209 in capital expenditures. The investing activities for the first quarter of 2007 primarily include $2,912 in capital expenditures.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $56,000 ($48,000 net of cash contributions from landlords) in capital expenditures during fiscal year 2008. The 2008 expenditures will include approximately $36,000 ($28,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, and $20,000 in maintenance capital and new games.

Cash used in financing activities was $250 for the thirteen weeks of 2008 compared to cash provided from financing activities of $3,750 in the thirteen weeks of 2007. The financing activities for the first quarter of 2008 include required paydowns under our term loan facility of $250. The financing activities for the first quarter of 2007 include borrowings under our revolving credit facility of $4,000 offset by required paydowns under our term loan facility of $250.

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

Accounting Policies

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2008.

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 as of February 4, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 3, 2008.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter ended May 4, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: June 11, 2008	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 11, 2008	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer