Form 10-Q
period 2008-08-03
DAVE & BUSTERS INC
filed 2008-09-16
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of September 12, 2008 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING AUGUST 3, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 3, 2008	February 3, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,974	$19,046
Inventories	15,992	15,002
Prepaid expenses	7,723	8,083
Deferred income taxes	5,405	5,733
Other current assets	503	2,676

Total current assets	56,597	50,540
Property and equipment, net	294,241	296,974
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	18,703	19,832

Total assets	$498,398	$496,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$500	$1,000
Accounts payable	20,973	22,019
Accrued liabilities (Note 2)	51,144	54,029
Income taxes payable	4,378	4,158
Deferred income taxes	466	—

Total current liabilities	77,461	81,206
Deferred income taxes	17,521	21,688
Deferred occupancy costs	53,142	50,524
Other liabilities	10,841	9,654
Long-term debt, less current installments (Note 3)	242,500	242,375
Commitment and contingencies (Note 4)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of August 3, 2008 and February 3, 2008	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,017	110,466
Accumulated comprehensive income	840	1,194
Retained deficit	(14,924)	(20,904)

Total stockholders’ equity	96,933	90,756

Total liabilities and stockholders’ equity	$498,398	$496,203

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen Weeks Ended August 3, 2008	Thirteen Weeks Ended August 5, 2007	Twenty-Six Weeks Ended August 3, 2008	Twenty-Six Weeks Ended August 5, 2007
Food and beverage revenues	$71,856	$70,350	$146,521	$144,174
Amusement and other revenues	64,382	61,315	132,180	122,954

Total revenues	136,238	131,665	278,701	267,128
Cost of food and beverage	17,908	17,504	36,379	35,818
Cost of amusement and other	8,894	8,755	17,518	17,078

Total cost of products	26,802	26,259	53,897	52,896
Operating payroll and benefits	35,613	35,224	72,485	71,604
Other store operating expenses	45,367	43,495	88,546	84,999
General and administrative expenses	8,629	8,780	17,111	21,499
Depreciation and amortization expense	11,898	12,809	24,337	25,412
Pre-opening costs	960	299	1,242	357

Total operating costs	129,269	126,866	257,618	256,767

Operating income	6,969	4,799	21,083	10,361
Interest expense, net	5,811	6,347	11,957	13,921

Income (loss) before provision for income taxes	1,158	(1,548)	9,126	(3,560)
Provision (benefit) for income taxes	188	(867)	3,146	(2,044)

Net income (loss)	$970	$(681)	$5,980	$(1,516)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Twenty-Six Weeks Ended August 3, 2008	For the Twenty-Six Weeks Ended August 5, 2007
Cash flows from operating activities:
Net income (loss)	$5,980	$(1,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24,337	25,412
Deferred income tax expense	(3,373)	(3,471)
Share-based compensation charges	551	826
Other, net	643	596
Changes in assets and liabilities:
Inventories	(990)	73
Prepaid expenses	360	(782)
Other current assets	2,173	799
Other assets and deferred charges	329	90
Accounts payable	(1,046)	(562)
Accrued liabilities	(2,885)	984
Income taxes payable	220	(2,037)
Deferred occupancy costs	2,618	(233)
Other liabilities	1,187	360

Net cash provided by operating activities	30,104	20,539

Cash flows from investing activities:
Capital expenditures	(21,880)	(12,861)
Proceeds from sales of property and equipment	79	245

Net cash used in investing activities	(21,801)	(12,616)

Cash flows from financing activities:
Borrowings under senior secured credit facility	—	4,000
Repayments under senior secured credit facility	(375)	(4,500)

Net cash used in financing activities	(375)	(500)

Increase in cash and cash equivalents	7,928	7,423
Beginning cash and cash equivalents	19,046	10,372

Ending cash and cash equivalents	$26,974	$17,795

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$6,263	$3,224
Cash paid for interest, net of amounts capitalized	$12,716	$13,080

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, is a wholly-owned subsidiary of Dave & Buster’s Holdings, Inc. (formerly known as WS Midway Holdings, Inc. (“Holdings”)). Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of Holdings. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation.

Holdings filed a Registration Statement on Form S-1 on July 11, 2008 with the Securities and Exchange Commission. On September 12, 2008, Holdings filed Amendment No. 1 to the Registration Statement. The Registration Statement has not been declared effective as of this filing.

As of August 3, 2008, we operated 50 large format, high volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2008 and 2007 relate to the twenty-six week periods ending on August 3, 2008 and August 5, 2007, respectively. All references to 2008 and 2007 relate to the 52 week periods ending on February 1, 2009 and February 3, 2008, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality associated with the year-end holidays

Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended February 3, 2008 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 24, 2008.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for income taxes—We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On February 5, 2007, we adopted the provisions of FIN 48 which limit the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. During the second quarter of fiscal 2008, we increased our unrecognized tax benefit by $46. We may experience significant changes in tax reserves in the future, if or when, such events occur. Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, changes in our FIN 48 reserve, and changes in our valuation allowance.

In the thirteen weeks ended August 3, 2008, we reduced our estimate of the required valuation allowance against our deferred tax assets by $99. The valuation allowance has been established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to August 3, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains (losses) for the thirteen week periods ended August 3, 2008 and August 5, 2007 were $(91) and $344, respectively and for the twenty-six week periods ended August 3, 2008 and August 5, 2007 were $(354) and $562, respectively.

Recent accounting pronouncements—On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for future business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the second annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future.

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

Note 2: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	August 3, 2008	February 3, 2008
Compensation and benefits	$11,966	$14,800
Interest	10,902	12,114
Deferred amusement revenue	5,664	4,517
Amusement redemption liability	3,663	3,806
Deferred gift card revenue	3,052	3,479
Sales and use taxes	3,266	2,694
Customer deposits	2,626	2,116
Other	10,005	10,503

Total accrued liabilities	$51,144	$54,029

Note 3: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	August 3, 2008	February 3, 2008
Senior credit facility—revolving	$—	$—
Senior credit facility—term	68,000	68,375
Senior notes	175,000	175,000

	243,000	243,375
Less current installments	500	1,000

Long-term debt, less current installments	$242,500	$242,375

We are a party to a senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of March 8, 2013, and (b) provides a $60,000 revolving credit facility with a maturity of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of August 3, 2008, in addition to the borrowings indicated above, we had $7,683 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on the senior credit facility was 7.56 percent at August 3, 2008.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $74,800 at August 3, 2008 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest expense. Based on third party estimates of the value of our swap positions, we recorded adjustments to interest expense of ($775) and $422 for the thirteen weeks ended August 3, 2008 and August 5, 2007, respectively, and adjustments to interest expense of ($1,198) and $176 for the twenty-six weeks ended on August 3, 2008 and August 5, 2007, respectively.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of August 3, 2008. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the senior credit facility includes negative covenants restricting or limiting the ability of Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

On March 8, 2006, the Company issued $175,000 aggregate principal amount of senior notes (“notes”). The notes are registered under the Securities Act of 1933 and are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of August 3, 2008 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

August 3, 2008
1 year or less	$500
2 years	595
3 years	982
4 years	17,033
5 years	48,890
Thereafter	175,000

Total future payments	$243,000

The following table sets forth our recorded interest expense (in thousands):

	Thirteen Weeks Ended August 3, 2008	Thirteen Weeks Ended August 5, 2007	Twenty-Six Weeks Ended August 3, 2008	Twenty-Six Weeks Ended August 5, 2007
Gross interest expense	$6,060	$6,559	$12,528	$14,257
Capitalized interest	(143)	(102)	(244)	(112)
Interest income	(106)	(110)	(327)	(224)

Total interest expense	$5,811	$6,347	$11,957	$13,921

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

The following table sets forth lease commitments as of August 3, 2008 (in thousands):

August 3, 2008
1 year or less	$45,135
2 years	45,771
3 years	44,029
4 years	43,673
5 years	44,080
Thereafter	315,641

Total future payments	$538,329

We have signed an operating lease agreement for a future site located in Richmond, Virginia. Our commitment under this agreement is contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

Note 5: Condensed Consolidating Financial Information

The $175,000 senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $289 and $1,072, respectively, for the twenty-six week period ended August 3, 2008. For the comparable twenty-six week period ended August 5, 2007, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $73 and $1,271. There are no restrictions on cash distributions from the non-guarantor subsidiary.

August 3, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$50,666	$5,931	$—	$56,597
Property and equipment, net	288,752	5,489	—	294,241
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,546	—	(3,546)	—
Other assets and deferred charges	18,611	92	—	18,703

Total assets	$490,432	$11,512	$(3,546)	$498,398

Liabilities and stockholders’ equity:
Current liabilities	$69,904	$7,557	$—	$77,461
Deferred income taxes	17,266	255	—	17,521
Deferred occupancy costs	52,988	154	—	53,142
Other liabilities	10,841	—	—	10,841
Long-term debt, less current installments (Note 3)	242,500	—	—	242,500
Stockholders’ equity	96,933	3,546	(3,546)	96,933

Total liabilities and stockholders’ equity	$490,432	$11,512	$(3,546)	$498,398

February 3, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$45,597	$4,943	$—	$50,540
Property and equipment, net	291,011	5,963	—	296,974
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,279	—	(3,279)	—
Other assets and deferred charges	19,734	98	—	19,832

Total assets	$488,478	$11,004	$(3,279)	$496,203

Liabilities and stockholders’ equity:
Current liabilities	$73,876	$7,330	$—	$81,206
Deferred income taxes	21,423	265	—	21,688
Deferred occupancy costs	50,394	130	—	50,524
Other liabilities	9,654	—	—	9,654
Long-term debt, less current installments (Note 3)	242,375	—	—	242,375
Stockholders’ equity	90,756	3,279	(3,279)	90,756

Total liabilities and stockholders’ equity	$488,478	$11,004	$(3,279)	$496,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2008 and 2007 relate to the twenty-six week periods ended August 3, 2008 and August 5, 2007. All references to 2008 and 2007 relate to the 52-week periods ending on February 1, 2009 and February 3, 2008. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger with WS Midway Acquisition Sub, Inc.

Dave & Buster’s was acquired on March 8, 2006, by Holdings through the Merger. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of Holdings. We continue as the same legal entity after the Merger. The accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries.

Holdings filed a Registration Statement on Form S-1 on July 11, 2008 with the Securities and Exchange Commission. On September 12, 2008, Holdings filed Amendment No. 1 to the Registration Statement. The Registration Statement has not been declared effective as of this filing.

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

Overview

We are a leading owner and operator of high volume entertainment and dining venues in North America based on average unit volume. In 1982, we branded a concept that we believe combines the best attributes of the out-of-home entertainment and dining industries. Each of our locations offers interactive entertainment, including skill/sports-oriented redemption games and technologically advanced video and simulation games, combined with a full menu of high-quality food and beverages. We appeal to a diverse customer base by providing a customizable entertainment experience in a dynamic and fun setting. While our guests are primarily a balanced mix of men and women aged 21 to 44, we are also an attractive venue for families with children and teenagers.

As of August 3, 2008, we owned and operated 50 units in 20 states and Canada. Our units are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our units average approximately 51,000 square feet in size and range between 29,000 and 66,000 square feet.

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley. We opened our first two locations in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from two units in the Dallas metropolitan area to 50 units across 20 states and Canada. From 1997 to early 2006, Dave & Buster’s operated as a public company under the leadership of Dave and Buster. Dave & Buster’s was acquired in March 2006 by Holdings.

We have defined several key components of our operating results that we monitor in order to evaluate our financial and operating performance. These components include:

Revenues. We derive revenues primarily from food, beverage and amusement sales. For the thirteen weeks ended August 3, 2008, we derived 35.7 percent of our total revenue from food sales, 17.0 percent from beverage sales, 46.1 percent from amusement sales and 1.2 percent from other sources. For the twenty-six weeks ended August 3, 2008, we derived 35.2 percent of our total revenue from food sales, 17.4 percent from beverage sales, 46.3 percent from amusement sales and 1.1 percent from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each unit.

Our units also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing simulation games and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. In addition to games purchased in connection with new store openings, we currently anticipate spending approximately $7.0 million on new games in fiscal 2008. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.”

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. During the second quarter of 2008, the cost of food products averaged 25.4 percent of food revenue and the cost of beverage products averaged 24.0 percent of beverage revenue. The amusement cost of products averaged 12.0 percent of amusement revenues. During the twenty-six weeks ended August 3, 2008, the cost of food products averaged 25.2 percent of food revenue and the cost of beverage products averaged 24.0 percent of beverage revenue. The amusement cost of products averaged 11.6 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist of unit-related, supplies, services, insurance, utilities, repair and maintenance occupancy and marketing and promotional costs.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and professional expenses for our regional operations management team and the various departments of our corporate headquarters.

Depreciation and amortization expenses. Depreciation and amortization expenses include the depreciation of fixed assets, including games, and the amortization of trademarks with finite lives.

Pre-opening costs. Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing units, including the cost of feasibility studies, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Interest expense, net. Interest expense, net includes the cost of our debt obligations, including the amortization of loan fees and fair value adjustments related to our swap agreements, net of any interest income earned.

Liquidity and cash flows. The primary source of cash flow is from our operating activities and availability under our revolving credit facility.

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

(dollars in thousands)	Thirteen Weeks Ended August 3, 2008		Thirteen Weeks Ended August 5, 2007		Twenty-Six Weeks Ended August 3, 2008		Twenty-Six Weeks Ended August 5, 2007
Food and beverage revenues	$71,856	52.7%	$70,350	53.4%	$146,521	52.6%	$144,174	54.0%
Amusement and other revenues	64,382	47.3	61,315	46.6	132,180	47.4	122,954	46.0

Total revenues	136,238	100.0	131,665	100.0	278,701	100.0	267,128	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,908	24.9	17,504	24.9	36,379	24.8	35,818	24.8
Cost of amusements and other (as a percentage of amusement and other revenues)	8,894	13.8	8,755	14.3	17,518	13.3	17,078	13.9

Total cost of products	26,802	19.7	26,259	19.9	53,897	19.3	52,896	19.8
Operating payroll and benefits	35,613	26.1	35,224	26.8	72,485	26.0	71,604	26.8
Other store operating expenses	45,367	33.3	43,495	33.0	88,546	31.8	84,999	31.8
General and administrative expenses	8,629	6.3	8,780	6.7	17,111	6.1	21,499	8.0
Depreciation and amortization expense	11,898	8.7	12,809	9.7	24,337	8.7	25,412	9.5
Pre-opening costs	960	0.7	299	0.2	1,242	0.5	357	0.1

Total operating costs	129,269	94.8	126,866	96.3	257,618	92.4	256,767	96.0

Operating income	6,969	5.2	4,799	3.7	21,083	7.6	10,361	4.0
Interest expense, net	5,811	4.3	6,347	4.8	11,957	4.3	13,921	5.2

Income (loss) before provisions for income taxes	1,158	0.9	(1,548)	(1.1)	9,126	3.3	(3,560)	(1.2)
Provision (benefit) for income taxes	188	0.1	(867)	(0.7)	3,146	1.1	(2,044)	(0.7)

Net income (loss)	970	0.8%	$(681)	(0.4)%	$5,980	2.2%	$(1,516)	(0.5)%

Cash provided by (used in):
Operating activities					$30,104		$20,539
Investing activities					(21,801)		(12,616)
Financing activities					(375)		(500)

Change in comparable store sales(1)(2)		1.2%		3.5%		2.5%		3.9%
Stores open at end of period(3)						50		48
Comparable stores open at end of period						47		43

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

(3)	The number of stores open at August 3, 2008 includes our store in Plymouth Meeting, Pennsylvania, which opened on July 21, 2008 and our store in Tempe, Arizona, which opened on September 17, 2007.

Thirteen Weeks Ended August 3, 2008 Compared to Thirteen Weeks Ended August 5, 2007

Revenues

Total revenues increased 3.5 percent, or $4,573, from $131,665 for the thirteen weeks ended August 5, 2007 to $136,238 for the thirteen weeks ended August 3, 2008. Comparable stores revenue increased by 1.2 percent, or $1,557 for the thirteen weeks ended August 3, 2008 compared to the same period in 2007.

The increased revenues were derived from the following sources:

Comparable stores	$1,557
Non comparable stores	3,396
Other	(380)

Total	$4,573

Our revenues during the thirteen weeks ended August 3, 2008 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets. Food sales at the comparable stores increased by $366 or 0.8 percent from $46,494 for the thirteen weeks ended August 5, 2007 to $46,860 for the thirteen weeks ended August 3, 2008. Beverage sales at comparable stores decreased by $653 or 2.9 percent from $22,718 for the thirteen weeks ended August 5, 2007 to $22,065 for the thirteen weeks ended August 3, 2008. Comparable store amusements revenue increased by $1,923 or 3.3 percent, from $58,840 for the thirteen weeks ended August 5, 2007 to $60,763 for the same period in 2008. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Comparable special events revenues accounted for 14.0 percent of consolidated comparable stores revenue for the thirteen weeks ended August 3, 2008 and 14.1 percent for the same period in 2007.

Our revenue mix was 52.7 percent for food and beverage and 47.3 percent for amusements and other. This compares to 53.4 percent and 46.6 percent, respectively, for the thirteen weeks ended August 5, 2007.

Cost of products

Cost of food and beverage revenues increased from $17,504 for the thirteen weeks ended August 5, 2007 to $17,908 for the thirteen weeks ended August 3, 2008. Cost of food and beverage products, as a percentage of food and beverage revenue remained relatively flat at 24.9 percent for the thirteen weeks ended August 3, 2008 and for the same period in 2007.

Cost of amusements and other revenues increased to $8,894 for the thirteen weeks ended August 3, 2008 from $8,755 for the same period in 2007. The costs of amusements and other, as a percentage of amusements and other revenues decreased 50 basis points to 13.8 percent of amusement and other revenue for the thirteen weeks ended August 3, 2008 compared to 14.3 percent for the thirteen weeks ended August 5, 2007.

Operating payroll and benefits

Operating payroll and benefits increased by $389 or 1.1 percent from $35,224 for the thirteen weeks ended August 5, 2007 to $35,613 for the thirteen weeks ended August 3, 2008. Operating payroll and benefits declined 70 basis points to 26.1 percent of revenue for the thirteen weeks ended August 3, 2008 compared to 26.8 percent for the same period of 2007. This decrease in percentage of revenue was primarily driven by improved sales performance and initiatives designed to reduce store administrative and back-of-house labor costs.

Other store operating expenses

Other store operating expenses increased by $1,872, or 4.3 percent, from $43,495 in the thirteen weeks ended August 5, 2007 to $45,367 in the thirteen weeks ended August 3, 2008. Other store operating expenses increased 30 basis points to 33.3 percent of revenue for the thirteen weeks ended August 3, 2008 compared to 33.0 percent for the same period of 2007. This increase was primarily driven by additional marketing and promotional costs which were partially offset by lower restaurant and other operating expenses.

General and administrative expenses

General and administrative expenses decreased by $151 or 1.7 percent, from $8,780 in the thirteen weeks ended August 5, 2007 to $8,629 in the thirteen weeks ended August 3, 2008. General and administrative expenses decreased 40 basis points to 6.3 percent for the thirteen weeks ended August 3, 2008 compared to 6.7 percent for the same period in 2007.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $911 or 7.1 percent, from $12,809 in the thirteen weeks ended August 5, 2007 compared to $11,898 in the thirteen weeks ended August 3, 2008. Depreciation and amortization expense decreased primarily related to the reduction in depreciation expense due to certain fixed assets reaching the end of their depreciable life offset by depreciation expense on new assets added subsequent to the second quarter of 2007.

Pre-opening costs

Pre-opening costs increased from $299 for the thirteen weeks ended August 5, 2007 to $960 for the thirteen weeks ended August 3, 2008. The increase in pre-opening costs is primarily attributable to new store opening costs associated with the July 21, 2008 opening of our store in Plymouth Meeting, Pennsylvania.

Interest expense

Interest expense decreased by $536 from $6,347 for the thirteen weeks ended August 5, 2007 to $5,811 for the thirteen weeks ended August 3, 2008. The decrease in interest expense is primarily attributed to adjustments recorded to mark the interest rate swap agreements to their fair value.

Provision for income taxes

Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes and changes in our tax reserves.

In the thirteen weeks ended August 3, 2008, we reduced our estimate of the required valuation allowance against our deferred tax assets by $99. The valuation allowance has been established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to August 3, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 3, 2008, we have approximately $2,913 of unrecognized tax benefits, including approximate $858 of penalties and interest. During the thirteen weeks ended August 3, 2008, we increased our unrecognized tax benefit by $46. This increase resulted primarily from an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2003.

Twenty-Six Weeks Ended August 3, 2008 Compared to Twenty-Six Weeks Ended August 5, 2007

Revenues

Total revenues increased 4.3 percent, or $11,573 from $267,128 for twenty-six weeks ended August 5, 2007 compared to $278,701 for the twenty-six weeks ended August 3, 2008. Comparable stores revenue increased by approximately 2.5 percent, or $6,550 for twenty-six weeks ended August 3, 2008 compared to the twenty-six weeks ended August 5, 2007.

The increased revenues were derived from the following sources:

Comparable stores	$6,550
Non comparable stores	6,224
Other	(1,201)

Total	$11,573

Our revenues during the twenty-six weeks ended August 3, 2008 were favorably impacted by increased advertising on cable television in all of our markets and spot radio support in selected markets. Food sales at the comparable stores increased by $467 or 0.5 percent, from $93,886 in the twenty-six weeks ended August 5, 2007 to $94,353 in the twenty-six weeks ended August 3, 2008. Beverage sales at comparable stores decreased by $1,448 or 3.0 percent, from $47,716 in the twenty-six weeks ended August 5, 2007 to $46,268 in the twenty-six weeks ended August 3, 2008. Comparable store amusements and other revenues in the twenty-six weeks ended August 3, 2008 increased by $7,531, or 6.2 percent, from $120,712 in the twenty-six weeks ended

August 5, 2007 to $128,243 in the twenty-six weeks ended August 3, 2008. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Comparable special events revenues accounted for 13.2 percent of consolidated comparable stores revenue for the twenty-six weeks ended August 3, 2008 and 13.5 percent in the twenty-six weeks ended August 5, 2007.

Our revenue mix was 52.6 percent for food and beverage and 47.4 percent for amusements and other for the twenty-six weeks ended August 3, 2008. This compares to 54.0 percent and 46.0 percent, respectively, for the twenty-six weeks ended August 5, 2007.

Cost of products

Cost of food and beverage revenues increased from $35,818 for the twenty-six weeks ended August 5, 2007 to $36,379 for the twenty-six weeks ended August 3, 2008. Cost of food and beverage products, as a percent of food and beverage revenue remained relatively flat at 24.8 percent of revenue for the twenty-six weeks ended August 3, 2008 and the same period of 2007. Margin pressure experienced in our poultry and grocery cost categories were offset by lower costs, as a percent of revenue, in our meat and beverage categories.

Cost of amusements and other revenues increased from $17,078 for the twenty-six weeks ended August 5, 2007 to $17,518 for the twenty-six weeks ended August 3, 2008. The costs of amusements and other, as a percentage of amusements and other revenues decreased 60 basis points to 13.3 percent of amusement and other revenue for the twenty-six weeks ended August 3, 2008 compared to 13.9 percent for the twenty-six weeks ended August 5, 2007. This decrease was achieved through reduced redemption costs.

Operating payroll and benefits

Operating payroll and benefits increased by $881, or 1.2 percent, from $71,604 in the twenty-six weeks ended August 5, 2007 to $72,485 in the twenty-six weeks ended August 3, 2008. Operating payroll and benefits declined 80 basis points to 26.0 percent of revenue for the twenty-six weeks ended August 3, 2008 compared to 26.8 percent for the same period of 2007. This decrease in percentage of revenue was primarily driven by improved sales performance and initiatives designed to reduce store administrative and back-of-house labor costs.

Other store operating expenses

Other store operating expenses increased by $3,547, or 4.2 percent, from $84,999 in the twenty-six weeks ended August 5, 2007 to $88,546 in the twenty-six weeks ended August 3, 2008. Other store operating expenses remained relatively flat at 31.8 percent for the twenty-six weeks ended August 3, 2008 and the same period of 2007 as improved sales performance and reductions in supply costs and occupancy and sales related taxes offset increased repair, security and marketing costs.

General and administrative expenses

General and administrative expenses decreased by $4,388 from $21,499 for the twenty-six weeks ended August 5, 2007 to $17,111 for the twenty-six weeks ended August 3, 2008. General and administrative expenses decreased 190 basis points from 8.0 percent for the twenty-six weeks ended August 5, 2007 compared to 6.1 percent for the twenty-six weeks ended August 3, 2008, primarily due to the absence of severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1,075, or 4.2 percent, from $25,412 for the twenty-six weeks ended August 5, 2007 to $24,337 for the twenty-six weeks ended August 3, 2008. The reduction in depreciation expense is due to certain fixed assets reaching the end of their depreciable life offset by depreciation expense on new assets added subsequent to the second quarter of 2007.

Pre-opening costs

Pre-opening costs increased by $885 from $357 in the twenty-six weeks ended August 5, 2007 to $1,242 in the twenty-six weeks ended August 3, 2008. The increase in pre-opening costs of is primarily attributable to the opening of a new store in Plymouth Meeting, Pennsylvania during the second quarter of 2008.

Interest expense

Interest expense decreased by $1,964 from $13,921 for the twenty-six weeks ended August 5, 2007 to $11,957 for the twenty-six weeks ended August 3, 2008. The decrease in interest expense is primarily attributed to adjustments recorded to mark our interest rate swap agreements to their fair value.

Provision for income taxes

Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes and changes in our tax reserves.

In the twenty-six weeks ended August 3, 2008, we recorded a $472 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to May 4, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 3, 2008, we have approximately $2,913 of unrecognized tax benefits, including approximately $858 of penalties and interest. During the twenty-six weeks ended August 3, 2008, we increased our unrecognized tax benefit by $93. This increase resulted primarily from an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2003.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes and borrowings under our senior credit facility. As of August 3, 2008, we had cash and cash equivalents of $26,974, a working capital deficit of $20,864 and outstanding debt obligations of $243,000. We also had $52,317 in borrowing availability under our senior credit facility.

In the past we have had, and anticipate that in the future we will have, negative working capital balances. We are able to operate with a working capital deficit because cash from operations is usually received before related liabilities for product, supplies, labor and services become due. We typically use funds available from operations that are not needed immediately to pay for operating expenses for noncurrent capital expenditures and payment of long-term debt obligations under our senior credit facility.

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe that those requirements consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, capital expenditures related to new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

We expect our 2008 short-term liquidity requirements to include (a) $47,000 of capital expenditures (net of cash contributions from landlords) of which approximately $22,000 has been incurred for fiscal 2008, (b) $25,500 of debt service payments of which approximately $12,200 has been incurred for fiscal 2008, and (c) lease obligation payments of $43,800 of which approximately $22,000 has been incurred for fiscal 2008.

Based on our current business plan, we believe that our existing cash balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we believe that availability under our existing credit facility will be sufficient to meet our operating requirements.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe that these requirements consist primarily of funds necessary for new store development and construction, payments of scheduled debt maturities, and to perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our units. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our cash provided by operations, and borrowings under our senior credit facility.

We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

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

Historical indebtedness

Senior credit facility. In connection with the acquisition of Dave & Buster’s by Holdings, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of August 3, 2008, we had no borrowings under the revolving credit facility, $68,000 of borrowings under the term loan facility and $7,683 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $74,800 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on the senior credit facility was 7.56 percent at August 3, 2008.

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

Senior notes. In connection with the acquisition of Dave & Buster’s by Holdings, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes. On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009.

Our senior credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets. In addition, under our senior credit facility, we are required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The indenture under which the senior notes were issued also contains customary covenants and events of defaults.

Historical Cash Flows

Twenty-Six Weeks Ended August 3, 2008 Compared to Twenty-Six Weeks Ended August 5, 2007

As of August 3, 2008, we had cash and cash equivalents of $26,974 and available borrowing capacity of $52,317 under the senior credit facility.

Cash provided in operating activities was $30,104 for the twenty-six weeks of 2008 compared to $20,539 for the twenty-six weeks of 2007. The increase in cash flow from operations is primarily due to a net income increase of $7,496 from the first two quarters of 2007. Cash flow from operations in the second quarter of 2007 was also negatively impacted by the payment of employment agreement costs triggered by the Merger transaction.

Cash used in investing activities was $21,801 for the twenty-six weeks of 2008 compared to $12,616 for the twenty-six weeks of 2007. The investing activities for the second quarter of 2008 primarily include $21,880 in capital expenditures. The investing activities for the second quarter of 2007 primarily include $12,861 in capital expenditures. During the twenty-six week period ending August 3, 2008, we completed construction and opened one new store and began construction on two additional stores that are scheduled to open in the fourth quarter of fiscal 2008. During fiscal year 2007 our single new store was completed and opened in the third quarter.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $56,000 ($47,000 net of cash contributions from landlords) in capital expenditures during fiscal year 2008. The 2008 expenditures will include approximately $37,000 ($28,000 net of cash contributions from landlords) for new stores and operating improvement initiatives and $19,000 in maintenance capital and new games.

Cash used in financing activities was $375 for the twenty-six weeks of 2008 compared to of $500 in the twenty-six weeks of 2007. The financing activities for the second quarter of 2008 include required paydowns under our term loan facility of $375. The financing activities for the second quarter of 2007 include borrowings under our revolving credit facility of $4,000 offset by revolver repayments and required paydowns under our senior credit facility of $4,500.

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

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for future business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the second annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended August 3, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: September 15, 2008	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 15, 2008	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer