Form 10-Q
period 2008-11-02
DAVE & BUSTERS INC
filed 2008-12-10
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2008

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 10, 2008 was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING NOVEMBER 2, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 2, 2008	February 3, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,675	$19,046
Inventories	16,061	15,002
Prepaid expenses	8,154	8,083
Deferred income taxes	5,569	5,733
Other current assets	8,153	2,676

Total current assets	44,612	50,540
Property and equipment, net	295,193	296,974
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	18,091	19,832

Total assets	$486,753	$496,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$500	$1,000
Accounts payable	18,946	22,019
Accrued liabilities (Note 2)	45,394	54,029
Income taxes payable	3,051	4,158
Deferred income taxes	382	—

Total current liabilities	68,273	81,206
Deferred income taxes	17,432	21,688
Deferred occupancy costs	56,925	50,524
Other liabilities	10,489	9,654
Long-term debt, less current installments (Note 3)	243,375	242,375

Commitment and contingencies (Note 4)

Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of November 2, 2008 and February 3, 2008	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,272	110,466
Accumulated comprehensive income (loss)	(363)	1,194
Retained deficit	(20,650)	(20,904)

Total stockholders’ equity	90,259	90,756

Total liabilities and stockholders’ equity	$486,753	$496,203

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Thirteen Weeks Ended November 2, 2008	Thirteen Weeks Ended November 4, 2007	Thirty-Nine Weeks Ended November 2, 2008	Thirty-Nine Weeks Ended November 4, 2007
Food and beverage revenues	$63,910	$67,079	$210,431	$211,253
Amusement and other revenues	55,829	56,642	188,009	179,596

Total revenues	119,739	123,721	398,440	390,849
Cost of food and beverage	16,265	16,998	52,644	52,815
Cost of amusement and other	8,154	7,988	25,672	25,066

Total cost of products	24,419	24,986	78,316	77,881
Operating payroll and benefits	33,069	35,300	105,554	106,904
Other store operating expenses	43,787	43,429	132,333	128,427
General and administrative expenses	7,693	8,725	24,804	30,224
Depreciation and amortization expense	12,449	12,943	36,786	38,355
Pre-opening costs	625	675	1,867	1,032

Total operating costs	122,042	126,058	379,660	382,823

Operating income (loss)	(2,303)	(2,337)	18,780	8,026
Interest expense, net	6,996	7,644	18,953	21,565

Income (loss) before provision for income taxes	(9,299)	(9,981)	(173)	(13,539)
Provision (benefit) for income taxes	(3,573)	1,298	(427)	(746)

Net income (loss)	$(5,726)	$(11,279)	$254	$(12,793)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended November 2, 2008	For the Thirty-Nine Weeks Ended November 4, 2007
Cash flows from operating activities:
Net income (loss)	$254	$(12,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	36,786	38,355
Deferred income tax expense	(3,710)	(4,774)
Share-based compensation charges	806	1,170
Other, net	783	1,882
Changes in assets and liabilities:
Inventories	(1,059)	(1,851)
Prepaid expenses	(71)	(1,843)
Other current assets	(1,998)	179
Other assets and deferred charges	541	563
Accounts payable	(3,073)	1,109
Accrued liabilities	(8,635)	667
Income taxes payable	(1,107)	(359)
Deferred occupancy costs	2,922	973
Other liabilities	835	1,158

Net cash provided by operating activities	23,274	24,436

Cash flows from investing activities:
Capital expenditures	(36,314)	(22,911)
Proceeds from sales of property and equipment	169	355

Net cash used in investing activities	(36,145)	(22,556)

Cash flows from financing activities:
Borrowings under senior secured credit facility	18,000	2,000
Repayments under senior secured credit facility	(2,500)	(750)
Repayments under senior notes	(15,000)	—

Net cash provided by financing activities	500	1,250

Increase in cash and cash equivalents	(12,371)	3,130
Beginning cash and cash equivalents	19,046	10,372

Ending cash and cash equivalents	$6,675	$13,502

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$8,703	$4,143
Cash paid for interest, net of amounts capitalized	$23,944	$24,646

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

As of November 2, 2008, we operated 50 large format, high volume regional entertainment complexes. Our one industry segment is the ownership and operation of restaurant/entertainment complexes (a “Complex” or “Store”) under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2008 and 2007 relate to the thirty-nine week periods ending on November 2, 2008 and November 4, 2007, respectively. All references to 2008 and 2007 relate to the fifty-two week periods ending on February 1, 2009 and February 3, 2008, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to the timing of new complex openings and seasonality associated with the year-end holidays.

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

Accounting for income taxes—We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. Additionally, we file income tax returns which are periodically audited by various federal, state, and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2004. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On February 5, 2007, we adopted the provisions of FIN 48 which limit the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. During the third quarter of fiscal 2008, we increased our unrecognized tax benefit by $42. As of November 2, 2008, we have approximately $2,863 of unrecognized tax benefits, including approximately $808 of penalties and interest. We may experience significant changes in tax reserves in the future, if or when, such events occur. Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, changes in our FIN 48 reserve, and changes in our valuation allowance.

In the thirteen weeks ended November 2, 2008, we reduced our estimate of the required valuation allowance against our deferred tax assets by $169. The valuation allowance has been established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to November 2, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain is included in comprehensive income. Unrealized translation gains (losses) for the thirteen week periods ended November 2, 2008 and November 4, 2007 were $(1,203) and $1,421, respectively and for the thirty-nine week periods ended November 2, 2008 and November 4, 2007 were $(1,557) and $1,983, respectively.

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

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional financial assets or liabilities at fair value that were not already measured at fair value under existing standards. Therefore, the adoption of this standard did not have an impact on our consolidated financial statements or results of operations.

Note 2: Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	November 2, 2008	February 3, 2008
Compensation and benefits	$9,645	$14,800
Interest	6,070	12,114
Deferred amusement revenue	6,724	4,517
Amusement redemption liability	3,876	3,806
Deferred gift card revenue	3,121	3,479
Sales and use taxes	2,811	2,694
Customer deposits	4,696	2,116
Property taxes	2,499	1,692
Other	5,952	8,811

Total accrued liabilities	$45,394	$54,029

Note 3: Long-Term Debt

Long-term debt consisted of the following (in thousands):

	November 2, 2008	February 3, 2008
Senior credit facility—revolving	$16,000	$—
Senior credit facility—term	67,875	68,375
Senior notes	160,000	175,000

	243,875	243,375
Less current installments	500	1,000

Long-term debt, less current installments	$243,375	$242,375

We are a party to a senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility with a maturity of March 8, 2013, and (b) provides a $60,000 revolving credit facility with a maturity of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of November 2, 2008, in addition to the borrowings indicated above, we had $7,683 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on the senior credit facility was 7.40 percent at November 2, 2008.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011. The swap agreements change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements and related amendments, the interest rate on notional amounts aggregating $74,100 at November 2, 2008 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest expense. The fair value of our swap positions ($3,091 as of November 2, 2008) was determined by third parties based on inputs defined by SFAS 157 as “significant unobservable inputs.” Based on these estimates, we recorded increases to interest expense of $354 and $880 for the thirteen weeks ended November 2, 2008 and November 4, 2007, respectively, and increases (reductions) to interest expense of $(844) and $1,056 for the thirty-nine weeks ended on November 2, 2008 and November 4, 2007, respectively.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of November 2, 2008. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the senior credit facility includes negative covenants restricting or limiting the ability of Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

On March 8, 2006, the Company issued $175,000 aggregate principal amount of senior notes (“notes”). The notes are registered under the Securities Act of 1933 and are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009. In addition, our senior credit facility allows us to repurchase our notes in an aggregate amount not to exceed $15,000. In September 2008 we retired notes with a principal amount of $15,000. Included in interest expense in the third quarter is a $88 gain on the early extinguishment of debt and an additional expense of $429 related to the write off of a prorata portion of the transaction costs associated with note issuance.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of November 2, 2008 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011) (in thousands):

November 2, 2008
1 year or less	$500
2 years	715
3 years	982
4 years	33,084
5 years	32,594
Thereafter	160,000

Total future payments	$227,875

The following table sets forth our recorded interest expense (in thousands):

	Thirteen Weeks Ended November 2, 2008	Thirteen Weeks Ended November 4, 2007	Thirty-Nine Weeks Ended November 2, 2008	Thirty-Nine Weeks Ended November 4, 2007
Gross interest expense	$7,349	$7,822	$19,877	$22,084
Capitalized interest	(146)	(40)	(390)	(151)
Interest income	(207)	(138)	(534)	(368)

Total interest expense	$6,996	$7,644	$18,953	$21,565

Note 4: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. During the third quarter of 2008, we reached a settlement agreement with the parties involved in the cases described above.

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

The following table sets forth lease commitments as of November 2, 2008 (in thousands):

November 2, 2008
1 year or less	$45,807
2 years	46,105
3 years	44,060
4 years	44,255
5 years	44,721
Thereafter	312,355

Total future payments	$537,303

We have signed operating lease agreements for future sites located in Indianapolis, Indiana and Roseville, California. Our commitment under these agreements is contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 5: Condensed Consolidating Financial Information

The senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $1,426 and $(3,911), respectively, for the thirty-nine week period ended November 2, 2008. For the comparable thirty-nine week period ended November 4, 2007, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $330 and $1,877. There are no restrictions on cash distributions from the non-guarantor subsidiary.

November 2, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$43,899	$713	$—	$44,612
Property and equipment, net	290,708	4,485	—	295,193
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,939	—	(3,939)	—
Other assets and deferred charges	18,013	78	—	18,091

Total assets	$485,416	$5,276	$(3,939)	$486,753

Liabilities and stockholders’ equity:
Current liabilities	$67,077	$1,196	$—	$68,273
Deferred income taxes	17,432	—	—	17,432
Deferred occupancy costs	56,784	141	—	56,925
Other liabilities	10,489	—	—	10,489
Long-term debt, less current installments (Note 3)	243,375	—	—	243,375
Stockholders’ equity	90,259	3,939	(3,939)	90,259

Total liabilities and stockholders’ equity	$485,416	$5,276	$(3,939)	$486,753

February 3, 2008:

(in thousands)	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$45,597	$4,943	$—	$50,540
Property and equipment, net	291,011	5,963	—	296,974
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,279	—	(3,279)	—
Other assets and deferred charges	19,734	98	—	19,832

Total assets	$488,478	$11,004	$(3,279)	$496,203

Liabilities and stockholders’ equity:
Current liabilities	$73,876	$7,330	$—	$81,206
Deferred income taxes	21,423	265	—	21,688
Deferred occupancy costs	50,394	130	—	50,524
Other liabilities	9,654	—	—	9,654
Long-term debt, less current installments (Note 3)	242,375	—	—	242,375
Stockholders’ equity	90,756	3,279	(3,279)	90,756

Total liabilities and stockholders’ equity	$488,478	$11,004	$(3,279)	$496,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2008 and 2007 relate to the thirty-nine week periods ended November 2, 2008 and November 4, 2007. All references to 2008 and 2007 relate to the fifty-two week periods ending on February 1, 2009 and February 3, 2008. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Expense Reimbursement Agreement

We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate for these services. Additionally, the agreement provides that we reimburse the Wellspring affiliate on a dollar-for-dollar basis for certain third party expenses incurred by the affiliate on our behalf. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

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

As of November 2, 2008, we owned and operated 50 units in 20 states and Canada. Our units are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our units average approximately 51,000 square feet in size and range between 29,000 and 66,000 square feet.

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

We have defined several key components of our operating results that we monitor in order to evaluate our financial and operating performance. These components include:

Revenues. We derive revenues primarily from food, beverage and amusement sales. For the thirteen weeks ended November 2, 2008, we derived 35.6 percent of our total revenue from food sales, 17.8 percent from beverage sales, 45.3 percent from amusement sales and 1.3 percent from other sources. For the thirty-nine weeks ended November 2, 2008, we derived 35.3 percent of our total revenue from food sales, 17.5 percent from beverage sales, 46.0 percent from amusement sales and 1.2 percent from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each unit.

Our units also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing simulation games and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. In addition to games purchased in connection with new store openings, we currently anticipate spending approximately $5.5 million on new games in fiscal 2008 of which $4.8 million has been spent to date. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.”

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. During the third quarter of 2008, the cost of food products averaged 26.2 percent of food revenue and the cost of beverage products averaged 24.1 percent of beverage revenue. The amusement cost of products averaged 12.8 percent of amusement revenues. During the thirty-nine weeks ended November 2, 2008, the cost of food products averaged 25.5 percent of food revenue and the cost of beverage products averaged 24.0 percent of beverage revenue. The amusement cost of products averaged 12.0 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Quarterly fluctuations, seasonality, and inflation. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Additionally, increased volatility in financial markets, fluctuations in home values and overall economic concerns continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that our cost of products will remain stable or that the federal or state minimum wage rate will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

(dollars in thousands)	Thirteen Weeks Ended November 2, 2008		Thirteen Weeks Ended November 4, 2007		Thirty-Nine Weeks Ended November 2, 2008		Thirty-Nine Weeks Ended November 4, 2007
Food and beverage revenues	$63,910	53.4%	$67,079	54.2%	$210,431	52.8%	$211,253	54.0%
Amusement and other revenues	55,829	46.6	56,642	45.8	188,009	47.2	179,596	46.0

Total revenues	119,739	100.0	123,721	100.0	398,440	100.0	390,849	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	16,265	25.4	16,998	25.3	52,644	25.0	52,815	25.0
Cost of amusements and other (as a percentage of amusement and other revenues)	8,154	14.6	7,988	14.1	25,672	13.7	25,066	14.0

Total cost of products	24,419	20.4	24,986	20.2	78,316	19.7	77,881	19.9
Operating payroll and benefits	33,069	27.6	35,300	28.5	105,554	26.5	106,904	27.4
Other store operating expenses	43,787	36.6	43,429	35.1	132,333	33.2	128,427	32.9
General and administrative expenses	7,693	6.4	8,725	7.1	24,804	6.2	30,224	7.7
Depreciation and amortization expense	12,449	10.4	12,943	10.5	36,786	9.2	38,355	9.8
Pre-opening costs	625	0.5	675	0.5	1,867	0.5	1,032	0.3

Total operating costs	122,042	101.9	126,058	101.9	379,660	95.3	382,823	98.0

Operating income	(2,303)	(1.9)	(2,337)	(1.9)	18,780	4.7	8,026	2.0
Interest expense, net	6,996	5.8	7,644	6.2	18,953	4.8	21,565	5.5

Income (loss) before provisions for income taxes	(9,299)	(7.7)	(9,981)	(8.1)	(173)	(0.1)	(13,539)	(3.5)
Provision (benefit) for income taxes	(3,573)	(3.0)	1,298	1.0	(427)	(0.1)	(746)	(0.2)

Net income (loss)	$(5,726)	(4.7)%	$(11,279)	(9.1)%	$254	0.0%	$(12,793)	(3.3)%

Cash provided by (used in):
Operating activities					$23,274		$24,436
Investing activities					(36,145)		(22,556)
Financing activities					500		1,250
Change in comparable store sales(1)(2)		(6.0)%		4.5%		(0.2)%		4.1%
Stores open at end of period(3)						50		49
Comparable stores open at end of period						46		43

(1)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

Our 2007 comparable store revenue growth was impacted by a shift in the calendar weeks that comprise the first thirty-nine weeks of fiscal 2007 compared to the calendar weeks that made up the first thirty-nine weeks of fiscal 2006. The shift in our fiscal calendar is due to the fact that fiscal 2006 included a 53rd week in the fourth quarter.

(3)	The number of stores open at November 2, 2008 includes our store in Plymouth Meeting, Pennsylvania, which opened on July 21, 2008 and our store in Tempe, Arizona, which opened on September 17, 2007.

Thirteen Weeks Ended November 2, 2008 Compared to Thirteen Weeks Ended November 4, 2007

Revenues

Total revenues decreased 3.2 percent, or $3,982, from $123,721 for the thirteen weeks ended November 4, 2007 to $119,739 for the thirteen weeks ended November 2, 2008. Comparable stores revenue decreased by 6.0 percent, or $7,137 for the thirteen weeks ended November 2, 2008 compared to the same period in 2007.

The decreased revenues were derived from the following sources:

Comparable stores	$(7,137)
Non comparable stores	3,072
Other	83

Total	$(3,982)

During the thirteen weeks ended November 2, 2008, our revenues were significantly impacted by reduced consumer spending stemming from the current economic downturn, the impact of Hurricane Ike on sales in Texas, and the occurrence of high viewership events, as both the Olympics and political campaigns garnered increased customer attention. Food sales at the comparable stores decreased by $2,254 or 5.3 percent from $42,395 for the thirteen weeks ended November 4, 2007 to $40,141 for the thirteen weeks ended November 2, 2008. Beverage sales at comparable stores decreased by $2,396 or 10.7 percent from $22,418 for the thirteen weeks ended November 4, 2007 to $20,022 for the thirteen weeks ended November 2, 2008. Comparable store amusements revenue decreased by $2,203 or 4.1 percent, from $53,405 for the thirteen weeks ended November 4, 2007 to $51,202 for the same period in 2008.

Comparable special events revenues accounted for 13.2 percent of consolidated comparable stores revenue for the thirteen weeks ended November 2, 2008 and 14.3 percent for the same period in 2007.

Our revenue mix was 53.4 percent for food and beverage and 46.6 percent for amusements and other. This compares to 54.2 percent and 45.8 percent, respectively, for the thirteen weeks ended November 4, 2007.

Cost of products

Cost of food and beverage revenues decreased from $16,998 for the thirteen weeks ended November 4, 2007 to $16,265 for the thirteen weeks ended November 2, 2008 due to declines in beverage revenue and decreases in liquor and beer costs from the prior year. Cost of food and beverage products, as a percentage of food and beverage revenue increased 10 basis points to 25.4 percent for the thirteen weeks ended November 2, 2008 compared to 25.3 percent for the same period in 2007.

Cost of amusements and other revenues increased to $8,154 for the thirteen weeks ended November 2, 2008 from $7,988 for the same period in 2007 primarily due to an adjustment of $200 to the redemption ticket liability. The costs of amusements and other, as a percentage of amusements and other revenues increased 50 basis points to 14.6 percent of amusement and other revenue for the thirteen weeks ended November 2, 2008 compared to 14.1 percent for the thirteen weeks ended November 4, 2007.

Operating payroll and benefits

Operating payroll and benefits decreased by $2,231 or 6.3 percent from $35,300 for the thirteen weeks ended November 4, 2007 to $33,069 for the thirteen weeks ended November 2, 2008. Operating payroll and benefits declined 90 basis points to 27.6 percent of revenue for the thirteen weeks ended November 2, 2008 compared to 28.5 percent for the same period of 2007. This decrease in percentage of revenue was primarily driven by reduced incentive compensation expenses as a result of sales declines and initiatives designed to reduce store administrative and back-of-house labor costs.

Other store operating expenses

Other store operating expenses increased by $358, or 0.8 percent, from $43,429 in the thirteen weeks ended November 4, 2007 to $43,787 in the thirteen weeks ended November 2, 2008. Other store operating expenses increased 150 basis points to 36.6 percent of revenue for the thirteen weeks ended November 2, 2008 compared to 35.1 percent for the same period of 2007. This increase was primarily driven by additional marketing and promotional costs which were partially offset by lower restaurant and other operating expenses.

General and administrative expenses

General and administrative expenses decreased by $1,032 or 11.8 percent, from $8,725 in the thirteen weeks ended November 4, 2007 to $7,693 in the thirteen weeks ended November 2, 2008 primarily as a result of reduced accruals for incentive compensation estimates. General and administrative expenses decreased 70 basis points to 6.4 percent for the thirteen weeks ended November 2, 2008 compared to 7.1 percent for the same period in 2007.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $494 or 3.8 percent, from $12,943 in the thirteen weeks ended November 4, 2007 compared to $12,449 in the thirteen weeks ended November 2, 2008. Depreciation and amortization expense decreased primarily related to the reduction in depreciation expense due to certain fixed assets reaching the end of their depreciable life offset by depreciation expense on new assets added subsequent to the third quarter of 2007.

Pre-opening costs

Pre-opening costs decreased from $675 for the thirteen weeks ended November 4, 2007 to $625 for the thirteen weeks ended November 2, 2008. During the thirteen week period ending November 4, 2007, pre-opening costs are attributed to the September 17, 2007 opening of our store in Tempe, Arizona. The third quarter 2008 pre-opening costs are related to the opening of our store in Arlington, Texas on November 24, 2008 and the upcoming opening of our store in Tulsa, Oklahoma in January 2009.

Interest expense

Interest expense decreased by $648 from $7,644 for the thirteen weeks ended November 4, 2007 to $6,996 for the thirteen weeks ended November 2, 2008. The decrease in interest expense is primarily attributed to adjustments recorded to mark the interest rate swap agreements to their fair value. The reduction of interest expense resulting from the September 22, 2008 early retirement of $15 million of our senior notes was more than offset by approximately $341 due to the associated write off of debt transaction costs.

Provision for income taxes

Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes and changes in our tax reserves.

In the thirteen weeks ended November 2, 2008, we reduced our estimate of the required valuation allowance against our deferred tax assets by $169. The valuation allowance has been established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to February 3, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The initial valuation allowance was established in the third quarter of 2007 when we recorded a $3,460 valuation allowance against our deferred tax assets resulting in a $1,298 tax expense for that quarter. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 2, 2008, we have approximately $2,863 of unrecognized tax benefits, including approximate $808 of penalties and interest. During the thirteen weeks ended November 2, 2008, we increased our unrecognized tax benefit by $42. This increase resulted primarily from an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2004.

Thirty-Nine Weeks Ended November 2, 2008 Compared to Thirty-Nine Weeks Ended November 4, 2007

Revenues

Total revenues increased 1.9 percent, or $7,591 from $390,849 for thirty-nine weeks ended November 4, 2007 compared to $398,440 for the thirty-nine weeks ended November 2, 2008. Revenue gains at our non comparable stores were partially offset by a decline in our comparable stores of approximately 0.2 percent, or $587 for thirty-nine weeks ended November 2, 2008 compared to the thirty-nine weeks ended November 4, 2007.

The increased revenues were derived from the following sources:

Comparable stores	$(587)
Non comparable stores	9,297
Other	(1,119)

Total	$7,591

Our year-to-date revenue gains were negatively impacted by the overall reduction in consumer spending experienced during the third quarter of fiscal 2008. Increased advertising on cable television in all our markets and spot radio in selected markets helped to mitigate a portion of the negative economic pressure on revenues. Food sales at the comparable stores decreased by $1,788 or 1.3 percent, from $136,281 in the thirty-nine weeks ended November 4, 2007 to $134,493 in the thirty-nine weeks ended

November 2, 2008. Beverage sales at comparable stores decreased by $3,844 or 5.5 percent, from $70,134 in the thirty-nine weeks ended November 4, 2007 to $66,290 in the thirty-nine weeks ended November 2, 2008. Comparable store amusement revenues in the thirty-nine weeks ended November 2, 2008 increased by $5,509 or 3.2 percent, from $171,221 in the thirty-nine weeks ended November 4, 2007 to $176,730 in the thirty-nine weeks ended November 2, 2008. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Comparable special events revenues accounted for 13.2 percent of consolidated comparable stores revenue for the thirty-nine weeks ended November 2, 2008 and 13.8 percent in the thirty-nine weeks ended November 4, 2007.

Our revenue mix was 52.8 percent for food and beverage and 47.2 percent for amusements and other for the thirty-nine weeks ended November 2, 2008. This compares to 54.0 percent and 46.0 percent, respectively, for the thirty-nine weeks ended November 4, 2007.

Cost of products

Cost of food and beverage revenues decreased from $52,815 for the thirty-nine weeks ended November 4, 2007 to $52,644 for the thirty-nine weeks ended November 2, 2008. Cost of food and beverage products, as a percent of food and beverage revenue remained relatively flat at 25.0 percent of revenue for the thirty-nine weeks ended November 2, 2008 and the same period of 2007. Margin pressure experienced in our poultry and grocery cost categories were offset by lower costs, as a percent of revenue, in our meat and beverage categories.

Cost of amusements and other revenues increased from $25,066 for the thirty-nine weeks ended November 4, 2007 to $25,672 for the thirty-nine weeks ended November 2, 2008. The costs of amusements and other, as a percentage of amusements and other revenues decreased 30 basis points to 13.7 percent of amusement and other revenue for the thirty-nine weeks ended November 2, 2008 compared to 14.0 percent for the thirty-nine weeks ended November 4, 2007. This decrease was achieved through reduced redemption costs.

Operating payroll and benefits

Operating payroll and benefits decreased by $1,350 or 1.3 percent, from $106,904 in the thirty-nine weeks ended November 4, 2007 to $105,554 in the thirty-nine weeks ended November 2, 2008. Operating payroll and benefits declined 90 basis points to 26.5 percent of revenue for the thirty-nine weeks ended November 2, 2008 compared to 27.4 percent for the same period of 2007. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce store administrative and back-of-house labor costs.

Other store operating expenses

Other store operating expenses increased by $3,906, or 3.0 percent, from $128,427 in the thirty-nine weeks ended November 4, 2007 to $132,333 in the thirty-nine weeks ended November 2, 2008. Other store operating expenses increased 30 basis points to 33.2 percent for the thirty-nine weeks ended November 2, 2008 compared to 32.9 percent for the same period of 2007 as improved sales performance and reductions in supply costs and occupancy and sales related taxes offset increased repair, security and marketing costs.

General and administrative expenses

General and administrative expenses decreased by $5,420 from $30,224 for the thirty-nine weeks ended November 4, 2007 to $24,804 for the thirty-nine weeks ended November 2, 2008. General and administrative expenses decreased 150 basis points from 7.7 percent for the thirty-nine weeks ended November 4, 2007 compared to 6.2 percent for the thirty-nine weeks ended November 2, 2008, primarily due to the absence of severance costs associated with the departure of certain executives during the first quarter of 2007.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1,569, or 4.1 percent, from $38,355 for the thirty-nine weeks ended November 4, 2007 to $36,786 for the thirty-nine weeks ended November 2, 2008. The reduction in depreciation expense is due to certain fixed assets reaching the end of their depreciable life offset by depreciation expense on new assets added subsequent to the third quarter of 2007.

Pre-opening costs

Pre-opening costs increased by $835 from $1,032 in the thirty-nine weeks ended November 4, 2007 to $1,867 in the thirty-nine weeks ended November 2, 2008. The increase in pre-opening costs is primarily attributable to the opening of a new store in Plymouth Meeting, Pennsylvania on July 21, 2008 and the upcoming openings of our stores in Arlington, Texas on November 24, 2008 and in Tulsa, Oklahoma in January 2009.

Interest expense

Interest expense decreased by $2,612 from $21,565 for the thirty-nine weeks ended November 4, 2007 to $18,953 for the thirty-nine weeks ended November 2, 2008. The decrease in interest expense is primarily attributed to adjustments recorded to mark our interest rate swap agreements to their fair value.

Provision for income taxes

Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes and changes in our tax reserves.

In the thirty-nine weeks ended November 2, 2008, we recorded a $303 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to February 3, 2008, we could not conclude that it is more likely that not that our deferred tax assets would be fully realized. The initial valuation allowance was established in the third quarter of 2007 when we recorded a $3,460 valuation allowance against our deferred tax assets resulting in a $746 tax benefit for the thirty-nine weeks ended November 4, 2007. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 2, 2008, we have approximately $2,863 of unrecognized tax benefits, including approximately $808 of penalties and interest. During the thirty-nine weeks ended November 2, 2008, we increased our unrecognized tax benefit by $136. This increase resulted primarily from an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2004.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes and borrowings under our senior credit facility. As of November 2, 2008, we had cash and cash equivalents of $6,675, a working capital deficit of $23,661 and outstanding debt obligations of $243,875. We also had $36,317 in borrowing availability under our senior credit facility.

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

We expect our 2008 short-term liquidity requirements to include (a) $44,500 of capital expenditures (net of cash contributions from landlords) of which approximately $33,000 has been incurred for fiscal 2008, (b) $26,200 of debt service payments of which approximately $24,500 has been incurred for fiscal 2008, and (c) lease obligation payments of $44,100 of which approximately $32,800 has been incurred for fiscal 2008.

Based on our current business plan, we believe that our existing cash balances and availability under our credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we believe that our existing credit facility will be sufficient to meet our operating requirements.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe that these requirements consist primarily of funds necessary for new store development and construction, payments of scheduled debt maturities, and to perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our units. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our cash provided by operations, and borrowings under our senior credit facility.

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

Historical indebtedness

Senior credit facility. In connection with the acquisition of Dave & Buster’s by Holdings, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of November 2, 2008, we had $16,000 in borrowings under the revolving credit facility, $67,875 of borrowings under the term loan facility and $7,683 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $74,100 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on the senior credit facility was 7.40 percent at November 2, 2008.

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

Senior notes. In connection with the acquisition of Dave & Buster’s by Holdings, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes. On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Prior to March 15, 2009, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes using the proceeds of certain equity offerings completed before March 15, 2009. In addition, our senior credit facility allows us to repurchase our notes in an aggregate amount not to exceed $15,000. In September 2008, we retired notes with a principal amount of $15,000. The retirement resulted in an $88 gain on the early extinguishment of debt and an additional expense of $429 related to the write off of a prorata portion of the transaction costs associated with note issuance.

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

Historical Cash Flows

Thirty-Nine Weeks Ended November 2, 2008 Compared to Thirty-Nine Weeks Ended November 4, 2007

As of November 2, 2008, we had cash and cash equivalents of $6,675 and available borrowing capacity of $36,317 under the senior credit facility.

Cash provided in operating activities was $23,274 for the thirty-nine weeks of 2008 compared to $24,436 for the thirty-nine weeks of 2007. Operating cash flow was positively impacted due to an improvement in net income of $13,047 over the same period in 2007, offset by working capital reductions of $13,867.

Cash used in investing activities was $36,145 for the thirty-nine weeks of 2008 compared to $22,556 for the thirty-nine weeks of 2007. The investing activities for the third quarter of 2008 primarily include $36,314 in capital expenditures. The investing activities for the third quarter of 2007 primarily include $22,911 in capital expenditures. During the thirty-nine week period ending November 2, 2008, we completed construction and opened one new store and began construction on two additional stores that are scheduled to open in the fourth quarter of fiscal 2008. During fiscal year 2007, our single new store was completed and opened in the third quarter.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $52,500 ($44,500 net of cash contributions from landlords) in capital expenditures during fiscal year 2008. The 2008 expenditures will include approximately $35,700 ($27,700 net of cash contributions from landlords) for new stores and operating improvement initiatives and $16,800 in maintenance capital and new games.

Cash provided by financing activities was $500 for the thirty-nine weeks of 2008 compared to $1,250 in the thirty-nine weeks of 2007. The financing activities for the fiscal year of 2008 include required paydowns under our term loan facility of $500 and borrowings under our revolving credit facility of $16,000. In September 2008, we utilized existing cash balances to retire $15,000 of our senior notes. The financing activities for the third quarter of 2007 include borrowings under our revolving credit facility of $2,000 offset by required paydowns under our term loan facility of $750.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended November 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors set forth in Part 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 3, 2008.

Recent economic volatility may adversely impact our business.

Our industry has been affected by macro economic factors, including changes in national, regional, and local economic conditions, employment conditions, and consumer spending patterns. The disruptions and volatility experienced in the overall economy and financial markets has reduced consumer confidence and discretionary spending on dining and entertainment and negatively affected customer utilization of and spending at our units. A prolonged continuation of the global financial crisis and economic downturn could be harmful to our financial condition and results of operations and adversely affect both the availability of credit to the Company and our ability to comply with the covenants under our credit facility. There can be no assurances that government responses to the global financial crisis and economic downturn will stabilize the financial markets or restore consumer confidence.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: December 10, 2008	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 10, 2008	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer