Form 10-K
period 2009-02-01
DAVE & BUSTERS INC
filed 2009-04-16
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was zero as of August 3, 2008.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 10, 2008, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 1, 2009

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc. and its subsidiaries and predecessor companies. We are a leading owner and operator of high-volume entertainment and dining venues in North America based on average unit volume. We define high volume as those entertainment and dining venues with average unit volume in excess of $5,000. All dollar amounts in this Report are presented in thousands with the exception of item prices. In 1982, we branded a concept that we believe combines the best attributes of the out-of-home entertainment and dining industries, allowing guests to enjoy a variety of entertainment, food and beverage options under one roof. Each of our locations offers interactive entertainment, including skill/sports-oriented redemption games and technologically advanced video and simulation games, combined with a full menu of high-quality food and beverages. We appeal to a diverse customer base by providing customizable entertainment experience in a dynamic and fun setting. While our guests are primarily a balanced mix of men and women aged 21 to 44, we are also an attractive venue for families with children and teenagers.

As of February 1, 2009, we owned and operated 52 units in 21 states and Canada. Our units are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our units average approximately 50,000 square feet in size and range between 17,000 and 66,000 square feet.

Our History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first two units in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from the two units in Dallas, Texas to 52 units across 21 states and Canada. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, Dave & Buster’s was acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, a newly-formed holding company controlled 82% by affiliates of Wellspring Capital Management LLC (“Wellspring”) and 18% by affiliates of HBK Investments L.P. (“HBK”).

Eat Drink Play®

When our founders opened our first location in Dallas in 1982, they sought to create a unique venue providing interactive entertainment options for adults and families, while serving high-quality food and beverage offerings. Since our establishment, we have expanded our store base to 52 company-owned units, following the same principle for each unit, and in doing so branded a concept around a customer proposition that can be summed up in three simple words: Eat Drink Play® . The combination of entertainment and dining is the central focus of our units and the layout of each unit is designed to maximize crossover between our entertainment, dining and full-service bar areas. A large majority of our customers come to Dave & Buster’s to enjoy a combination of our food, beverage and entertainment offerings. The flexibility provided by our multiple offerings allows each guest the opportunity to self-tailor his or her visit to provide a highly customizable experience, which we believe further differentiates our brand.

In addition, each unit has multiple special event facilities that are used for hosting private parties, business functions and other corporate sponsored events. Each unit has a dedicated sales team responsible for selling special event services to corporate, as well as individual guests. We believe our special event facilities provide a highly attractive alternative to traditional restaurants and hotels, which generally do not offer combined entertainment and dining.

Eat Drink

Our menu places special emphasis on quality meals, including gourmet pastas, steaks, sandwiches, salads, and an outstanding selection of desserts, with regular entrée prices typically ranging from $7.39 to $19.59. Each of our locations offers full bar service throughout the unit, including an extensive array of beers and a wide selection of wine, signature cocktails, premium spirits and non-alcoholic beverages. We believe that each location’s combination of high-quality food and beverages and attentive and friendly service provides us with a competitive advantage compared to alternative entertainment venues, such as sporting events. Approximately 53% of total revenues were derived from food and beverage sales during fiscal 2008.

Play

Our units offer an extensive array of amusements and entertainment options, typically including over 150 unique games with approximately 250 player positions. Amusement and other revenues accounted for approximately 47% of our total revenues during fiscal 2008.

Redemption Games. Redemption games represented 72% of our amusement revenues in fiscal 2008 and offer an opportunity for guests to win tickets that are redeemable for prizes ranging from branded novelty items to high-end home electronics at our “Winner’s Circle.” This “opportunity to win” creates a social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. These games are core to our concept and classic in nature, and therefore do not require frequent replacement.

Video and Simulation Games. Video and simulation games represented approximately 23% of our amusement revenues in fiscal 2008. Our video and simulation games can be played by one guest or by multiple guests simultaneously. High technology games include interactive electronic battlefield games, fantasy games, motion simulation theaters, large screen interactive electronic games and golf simulators. We seek to maintain the most up-to-date and technologically advanced games.

Traditional Games and Entertainment. Traditional games and entertainment represented approximately 5% of our amusement revenues in fiscal 2008. Our traditional amusements include billiards, bowling and shuffleboard tables, as well as multiple televisions and high quality audio systems providing guests with an attractive venue for watching live sports and other televised events.

Power Cards

Our games are typically activated with swipe cards, which we refer to as Power Cards. Power Cards are rechargeable with game play credits, which we refer to as chips, and can be used to accumulate tickets won in redemption games. Power Cards enable our guests to activate games more easily and encourages extended play and return visits by guests who have remaining credits and tickets at the end of their visit. By replacing coin-activation, Power Cards eliminate the technical difficulties and maintenance issues associated with coin-activated equipment.

Our Power Card “buy-ins” historically ranged in value from $1 to $25. We have successfully introduced higher Power Card “buy-ins” which provide even greater value to guests in terms of chips per dollar.

The Power Card, combined with our focus on leveraging our entertainment offerings, has led to additional promotions including the Eat & Play Combo, Super Charge up-sell and half-price game play on Wednesdays.

•	The Eat & Play Combo helps drive non-peak traffic by offering customers an attractive value proposition.

•

The Eat & Play Combo currently provides guests a choice of one of eight entrees and a $10 Power Card for $15.99 in most markets. These entrée selections are regularly priced from $8.89 to $13.29, and the Eat & Play Combo therefore represents an attractive value to our customers.

•	Additionally, guests may opt for an entrée and a $20 Power Card for $23.99.

•

A selection of one of seven “premium” entrees and a $10 Power Card is also available for $19.99 and may be upgraded to a $20 Power Card for $27.99 in most markets. These premium entrée selections are regularly priced from $14.29 to $16.49.

•

The Super Charge up-sell increases the number of chips on a Power Card by 25%, for customers who pay an additional $2 on a $10, $20 or $25 Power Card or an additional $3 on a $35 or $50 Power Card. This option encourages guests to purchase cards with higher initial values, which also helps extend the duration of their visit.

•

Our Half Price Game Play Wednesday allows our guests to play virtually all of our games at one-half the normal price during our Wednesday operating hours. The option encourages guests to increase the frequency and duration of visits on a day of the week that we traditionally experience lower sales levels.

Our Strategy

In the highly competitive restaurant and entertainment industries, we believe the ability of our guests to experience the best combination of entertainment and dining in a fun and high-energy atmosphere differentiates the Dave & Buster’s experience. Unlike the strategy employed by many restaurants of shortening visit times by focusing on turning tables faster, we aim to increase the length of stay in our locations to drive high-margin incremental revenues.

4

•

Continue to drive top-line growth. We continue to implement a variety of initiatives to increase our comparable store sales. Following the successful introduction of our Eat & Play Combo, we remain focused on product innovation and continue to evaluate opportunities to; (1) introduce new bundled products and (2) to encourage higher Power Card buy-ins. We believe that expanding our media campaign will resonate strongly with guests and help to drive incremental and new guest traffic. Additionally, we will continue to evaluate selective opportunities to increase pricing.

We are also focused on growing our store base, as we believe the Dave & Buster’s brand has the potential for more than 150 additional units in the United States and Canada. We believe that our refined large format design of 35,000 square feet and our new small format design of 17,000 square feet will allow us to effectively backfill existing markets as well as enter new markets. We will continue to analyze demographic and psychographic data to build a pipeline of suitable new sites. We plan to open three new units in fiscal 2009.

•

Continue to differentiate our strong brand. We believe that focusing on two key factors will allow us to further differentiate the Dave & Buster’s brand from other food and entertainment alternatives: our wide array of amusement and entertainment options and the overall quality of the Dave & Buster’s experience.

•

Entertainment: Entertainment options are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest and most innovative offerings helps drive repeat visits. To keep our entertainment options on-trend, in fiscal 2009 we expect to spend approximately $80 in each of our units on game replenishment, which we believe serves to drive comparable store sales growth. This ensures our locations have the most sophisticated entertainment options available and decreases the need for routine large-scale re-imaging campaigns.

•

Quality of experience: We remain committed to improving Dave & Buster’s products and facilities. We will seek to implement initiatives with respect to better quality food, more attentive service, better functioning entertainment options and cleaner facilities to improve guest satisfaction. We believe that continued focus on improving the guest experience will help to drive incremental guest traffic, extend length of a guest’s stay and result in incremental revenue.

•

Expand margins by continuing cost reduction initiatives and leveraging our scale. We believe that we have additional opportunities to reduce costs and increase margins beyond our accomplishments in these areas to date. We believe that improved scheduling technology will allow us to increase labor productivity. We believe that continued focus on operating margins at individual locations and the deployment of best practices across our brand will yield additional margin improvements. We also plan to further reduce unit administrative labor and fixed costs. Additionally, we will continue to leverage our existing infrastructure and fixed cost base as we grow our revenues.

Site Selection

We believe that the location of units is critical to our long-term success. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. To refine our site selection, we recently conducted extensive demographic and market analyses to determine the key drivers of successful new unit performance. We now base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume units.

During 2008 we opened a total of three new stores in Plymouth Meeting, Pennsylvania, Arlington, Texas, and Tulsa, Oklahoma. In 2007 we opened one store in Tempe, Arizona. In 2006 we opened one store in New York City (Times Square) and one store in Maple Grove Minnesota.

In fiscal year 2009 we plan to open three additional stores, two of which are under construction. One of the units under construction (Richmond, Virginia) is being built using our new small format design.

We believe our current pipeline will enable us to meet our goal of opening nine to thirteen units during 2009, 2010 and 2011 fiscal years, inclusive of two units currently under construction.

Our Store Formats

We have historically operated units varying in size from 29,000 to 66,000 square feet. After significant unit-level research and analysis we have found that incremental square footage in excess of 35,000 yields limited incremental volumes and lower margins and have experienced significant variability among units in volumes, individual unit-level EBITDA and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the units. In order to optimize sales per square foot and further enhance our unit economics, we have reduced the target size of our future large format units to 35,000 square feet. We may take advantage of local market and economic conditions to open units that are larger or smaller than this target size. To accomplish this, we have reduced back of the house space and reduced space allocated to billiards and other traditional games in favor of more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base.

To facilitate further growth of our brand, we have developed a small unit format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial store using the small unit format in Tulsa, Oklahoma, on January 12, 2009. We believe that the 17,000 square foot small unit format will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Moreover, we expect the format to yield higher margins than our current units by optimizing the ratio of “selling space” to back of the house square footage and improving fixed cost leverage. Finally, we believe that the small unit format will allow us to take less capital investment risk per unit. As a result, we are targeting these smaller format units to achieve higher returns, more efficient sales per square foot and reduce pre-opening costs relative to our larger formats, and to enable us to tap into additional markets.

Our units generally are located on land leased by our subsidiaries. Our lease terms, including renewal options, range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable unit’s annual gross revenues, subject to market-based minimum annual rents. We currently pay contingent rent in only a small number of our units. Generally, leases are “net leases” that require our subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or for a portion of the lease term.

In addition to our leased units, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2011.

Marketing, Advertising and Promotion

Our corporate marketing department manages brand advertising, media and promotional programs. In addition, the department is responsible for food and beverage research and development, customer insights, in-store merchandising, web-based initiatives and pricing. We work with an external advertising agency, a media planning and buying agency, a national public relations firm as well as several other consultative/vendor partnerships in the development and execution of programs. We spent approximately $26,605 in advertising efforts in fiscal 2008 compared to approximately $25,309 in fiscal 2007.

In order to drive sales and expand our guest base, we focus marketing efforts in three key areas:

•	advertising, product development and system-wide promotions;

•	field marketing and local promotions; and

•	special events for corporate and group guests.

Additionally, over the last two years, we have:

•	performed extensive research to deepen understanding of our guest base and fine-tune the brand positioning;

•	refined our marketing strategy based on its findings to better reach our target customer;

•	invested in menu research and development to improve product quality, consistency, value perceptions and overall guest satisfaction;

•	further developed our product and promotional strategies to attract new customers and increase spending/length of stay; and

•	made significant financial and manpower commitments in advertising media and creative execution to build the brand by communicating our unique value proposition.

In addition to our national cable advertising program, we develop marketing and media plans that are highly localized and designed to support individual market opportunities. We continue to utilize in-store promotions, print, radio, email and customer communications to increase visit frequency and average check size.

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. The primary focus for our special events sales teams is to identify and contact corporations, associations, organizations and community groups within the team’s marketplace for purposes of booking group events. The special events sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business. They are supported by a Special Events Call Center, located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times across the year. We have developed and continually maintain a database of corporate and group bookings. Our units host events for many multi-national, national and regional businesses. Many of our corporate and group guests schedule repeat events.

Operations

Management

The management of our store base is divided into six regions, each of which is overseen by a Regional Operations Director who reports to one of the two Vice Presidents of Operations. Our Regional Operations Directors oversee five to eleven company-owned units each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each unit within their region.

Our typical unit management team currently consists of an average of 10 management positions. Reporting directly to our General Manager are two Assistant General Managers, and a Special Events Manager. The remaining management positions report to one of the Assistant General Managers to ensure than an adequate succession plan exists within each location. In addition, each location employs approximately 150 hourly employees, many of whom work part time. The General Manager of each unit is responsible for the day-to-day operation of that unit, including hiring, training and development of team members, as well as operating results. Our units are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each unit and provides additional tools and reports to help us identify opportunities, including waste management. Our managers perform a weekly complete “test drive” of each game to ensure that our amusement offerings are consistent and operational. Consolidated reporting tools for each key driver of our business exist for our Regional Operations Directors to be able to identify and troubleshoot any systemic issues.

Management Information Systems

We utilize a number of proprietary and third party management information systems. These systems are designed to enable our games functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce unit and corporate administrative time and expense. We believe our management information systems are sophisticated and are sufficient to support our unit expansion plans.

Training

We strive to maintain quality and consistency in each of our units through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, game playability and maintenance of our units. We provide all new team members with complete orientation and one-on-one training for their positions to help ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness training.

We require our new unit managers to complete a 13-week training program that includes front of the house service, kitchen, amusements and management responsibilities. Newly trained managers are then assigned to their home unit where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. Once a year we hold a general manager conference in which our General Managers share best practices and also receive an update on our business plan.

When we open a new unit, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the unit from the first day it opens to the public. Prior to opening a new unit, our dedicated training and opening team travels to the location to prepare for an intensive two week training program for all team members hired for the new unit opening. Part of the training teams stay on site during the first week of operation. We believe this additional investment in our new units is important, because it helps us provide our guests with a quality experience from day one. After a unit has been opened and is operating smoothly, the assistant managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced General Managers and team members, and offer competitive wage and benefit programs. Our unit managers all participate in a quarterly performance based incentive program that is based on sales, profit and employee retention goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and also receive vacation/paid time off based on tenure.

Food Preparation, Quality Control and Purchasing

The principal goods we purchase are games, prizes and food and beverage products, which are available from a number of suppliers.

We strive to maintain high food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each unit, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products, per the recipes we specify. We provide each of our units with various tools and training to facilitate these activities.

Foreign Operations

We own and operate one complex outside of the United States in Toronto, Canada. This complex generated revenue of $10,954 in fiscal year 2008, representing approximately 2.1 percent of our consolidated revenue. As of February 1, 2009, we have less than 2.0 percent of our long-lived assets located outside the United States.

The foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

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

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Power Combo®, Eat Drink Play® and Jillian’s® with the United States Patent and Trademark Office and in various foreign countries. We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our signature “bulls-eye” logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of February 1, 2009, we employed approximately 8,278 persons, approximately 173 of whom served in administrative or executive capacities, approximately 630 of whom served as management personnel and the remainder of whom were hourly personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Legal Proceedings

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. An agreement in principal to settle this dispute has been reached and final court approval of the settlement is expected by the end of the Company’s second fiscal quarter in 2009.

We have made the appropriate provision for settlement in the above matters in our financial statements. We do not expect the amount of ultimate liability with respect to all other actions to materially affect our consolidated results of operations or our financial condition.

Corporate Information

Our corporate headquarters is located at 2481 Mañana Drive, Dallas, Texas, and our telephone number is (214) 357-9588. Our website is www.daveandbusters.com.

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

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report, and our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.

You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance, or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes.

Risks Related to Our Business

The global economic crisis adversely impacted our business and financial results in fiscal 2008 and a prolonged recession could materially affect us in the future.

Our industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our stores. If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operation and ability to comply with the covenants under our credit facility could be materially affected and may result in a deceleration of the number and timing of new store openings. Continued deterioration in customer traffic and/or a reduction in the average amount guests spend in our stores will negatively impact our revenues. This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in reductions in staff levels, asset impairment charges and potential closures. Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

The current economic crisis could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.

If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at shopping centers in which we are located or have executed leases may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located may affect foot traffic at our stores. All of these factors could have a material adverse impact on our operations.

Our growth strategy depends on our ability to open new units and operate them profitably.

As of February 1, 2009, we operated 52 units. A key element of our growth strategy is to open additional units in locations that we believe will provide attractive returns on investments. We have identified a number of additional sites for potential future Dave & Buster’s units. Our ability to open new units on a timely and cost-effective basis is dependent on a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, land use and environmental regulations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

•	efficiently manage the amount of time and money used to build and open each new unit.

If we succeed in opening new units on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new units because potential customers may be unfamiliar with our units or atmosphere, or our entertainment and menu options might not appeal to them. Only a small number of our existing units are the size of our target 35,000 square foot format for our larger units and as of February 1, 2009, we operate only one of our 17,000 square foot format units. We cannot provide any assurance that our new format units will meet or exceed the performance of our existing units or meet or exceed our performance targets, including target sales to net investment ratios and cash-on-cash returns. New units may even operate at a loss, which could have a significant adverse effect on our overall operating results. Opening a new unit in an existing market could reduce the revenue at our existing units in that market. In addition, historically, new units experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparable store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new unit will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new units will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new units to be less successful than units in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of the Dave & Buster’s brand. Units opened in new markets may open at lower average weekly sales volumes than units opened in existing markets, and may have higher unit-level operating expense ratios than units in existing markets. Sales at units opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our overall profitability.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, nightclubs and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of units, have been in business longer, have greater name recognition and are better established in the markets where our units are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our units. The legalization of casino gambling in geographic areas near any current or future unit would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We may also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse affect on our business, results of operations and financial condition.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and the timing of new openings and other events.

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Historically, our revenues have been substantially higher in the fourth quarter driven in part by the increased number of holiday parties held during that time of year. Our revenues and profitability have been lower during the third quarter with the first and second quarter being somewhat similar in results. We expect these trends to continue in the future. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the December holiday season can have a significant impact on our fourth quarter, and therefore our results for the full fiscal year. See “Management’s discussion and analysis of financial condition and results of operations—unit-level variability, quarterly results of operations and seasonality.”

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single unit could materially affect our overall profitability. Additionally, the timing of new unit openings may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new units, the investment risk related to any single unit is much larger than that associated with many other restaurants or entertainment venues. We typically incur most pre-opening costs for a new unit within the two months immediately preceding, and the month of, the unit’s opening. In addition, the labor and operating costs for a newly opened unit during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of total revenue was 13.2% in fiscal 2008, 13.5% in fiscal 2007, and 14.0% in fiscal 2006. Cost of amusements and other costs as a percentage of total revenue was 6.4% in fiscal 2008, 6.4% in fiscal 2007, and 6.3% in fiscal 2006. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our customers, our operating results could be adversely affected.

Our dependence on a small number of suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. We have entered into a long-term contract with U.S. Foodservice, Inc. which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and chemical supplies. The loss of this distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our units, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our units and cause us to remove certain items from our menu. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

The limited number of amusement suppliers, the availability of new amusement offerings, the cost and availability of redemption items that appeal to guests and the market demand for new games could adversely impact the cost to acquire and operate new amusements. We may not be able to anticipate and react to changing food, beverage and amusements costs by adjusting purchasing practices, menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Instances of food-borne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our units and negatively impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic (such as the avian flu) or food-borne illness (such as aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli), whether or not traced to one of our units, may cause customers to avoid public gathering places or otherwise change their eating behaviors. Even the prospects of a health epidemic could change consumer perceptions of food safety, disrupt our supply chain and impact our ability to supply certain menu items or staff our units. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, as well as influenza, could reduce traffic in our units. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our units and the food that we offer, reduce guest visits to our units and negatively impact demand for our menu offerings.

We may not be able to obtain and maintain licenses and permits necessary to operate our units in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various federal, state and local laws affecting our business. Each unit is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the unit is located. Each unit is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each unit, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. In the first quarter of fiscal 2008, we agreed to a 25-day suspension of a liquor license at one of our units, which resulted in a significant decrease in traffic and revenues from that unit during the suspension period. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our units are located. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. Moreover, states and local communities are tending to consider additional regulation regarding redemption games. From time-to-time, existing units may be required to modify certain games, alter the mix of games, or terminate the use of specific games as a result of the interpretation of regulations by state or local officials, any of which could adversely affect our operations.

We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new units in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of or exposure to hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

In addition, we are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act and various family-leave mandates. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage, which have taken effect in 2007 and 2008 and further increases are anticipated in 2009. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our customers, our business, results of operations and financial condition could be adversely affected.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. These two cases have been consolidated and coordinated because the potential class members are virtually identical. An agreement in principal to settle this dispute has been reached and final court approval of the settlement is expected by the end of the Company’s second fiscal quarter in 2009. In addition, from time-to-time customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a unit. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.

We are also subject to “dram shop” statutes in certain states in which our units are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of certain lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 33% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2008, adverse publicity resulting from these allegations may materially affect us and our units.

We may face labor shortages that could slow our growth and adversely impact our ability to operate our units.

The successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time-to-time, there may be a shortage of skilled labor in certain of the communities in which our units are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees and could delay the planned openings of new units or adversely impact our existing units. Any such delays, material increases in employee turnover rates in existing units or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

We depend on the services of key executives, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management personnel. We have employment agreements with all members of senior management. However, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased key personnel life insurance on any members of our senior management.

Local conditions, events, terrorist attacks and natural disasters could adversely affect our business.

Certain of the regions in which our units are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks or natural disasters, such as earthquakes, floods and hurricanes. In particular, six of our units are located in California and are subject to earthquake risk, and three of our units in Florida, two of our units in Houston and our one unit in Honolulu are subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our units, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the units. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Unfavorable publicity relating to one or more of our units may taint public perception of the Dave & Buster’s brand, which could reduce sales in one or more of our units and make our brand less valuable.

The strength of our brand is impacted by public perception of the quality of our food and facilities. Multi-unit businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of units. Adverse publicity involving any of these factors could make our units less appealing, reduce our guest traffic and/or impose practical limits on pricing. In the future, some of our units may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the unit in accordance with our standards, we would not oversee their daily operations. If one or more of our units were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to renew real property leases on current favorable terms, or at all, which may require us to close a unit or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

Of the 52 units operated by us as of February 1, 2009, 51 units are operated on leased premises. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the units on the leased premises once certain thresholds are met. The lease on one of our units is scheduled to expire during fiscal 2009. An agreement in principal has been reached with our landlord to renew this lease. In addition, the Company is evaluating whether to exercise a renewal option on a lease for a unit which is scheduled to expire in early fiscal 2010. A decision not to renew the lease for a unit could be based on a number of factors, including an assessment of the area in which the unit is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the units at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such units to remain profitable as their terms expire, the number of such units may decrease, resulting in lower revenue from operations, or we may relocate a unit, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our units, under operating leases were approximately $42,135, or 7.9% of our total revenues, in fiscal 2008. In addition, as of February 1, 2009, we were a party to operating leases requiring future minimum lease payments aggregating approximately $138,931 through fiscal 2011 and approximately $414,828 thereafter. We expect that we will lease any new units we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to our competitors.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse affect on us.

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of February 1, 2009, we had $67,750 of borrowings under our existing term loan facility, $2,000 of borrowings under our revolving credit facility, $7,161 in letters of credit outstanding and $160,000 aggregate principal amount of 11.25% senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial indebtedness could have important consequences, including:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;

•

a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates;

•	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and

•	we may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to our growth.

The terms of our senior credit facility and our 11.25% senior notes restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit facility and our 11.25% senior notes contain, and any future indebtedness likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•	hedge currency and interest rate risk; and

•	make capital expenditures.

Our senior credit facility requires us to maintain certain financial ratios. Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

If we are unable to adequately protect our brand, our business could be harmed significantly.

Our brand is essential to our success and competitive position. We use a combination of intellectual property rights, such as trademarks and service marks, to protect our brand. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, our image, brand and the goodwill associated therewith may be harmed, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.

There can be no assurance that third parties will not assert that our products and services infringe, or may infringe, their proprietary rights. Any such claims, regardless of merit, could lead to litigation, which could result in substantial expenses, divert the attention of management, cause significant delays, materially disrupt the conduct of our business and have a material adverse effect on our financial condition and results of operations. As a consequence of such claims, we could be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third party products used within our operations and/or rebrand our business and products.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results, and senior notes.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our 11.25% senior notes could drop significantly.

Disruptions in our information technology systems could have an adverse impact on our operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale, kiosk and amusement operations systems in our units, data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations. In 2007, there was an external breach of our credit card processing systems which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. We have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our units would be adequate. Given the limited number of units we operate, such a loss could have a material adverse effect on our results of operations. In addition, we do not currently carry insurance for breaches of our computer network security. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of February 1, 2009, we owned or leased 52 units. The following table sets forth the number of units that we operate in each state/country. Unless otherwise indicated, each of the units listed below is leased.

State or Country	Number of Complexes
Arizona	2
California	6
Colorado	2
Florida	3
Georgia(a)	3
Hawaii	1
Illinois	2
Kansas	1
Maryland	2
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	3
Oklahoma	1
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas(b)	8
Toronto, Canada	1

TOTAL	52

(a)	Includes one Jillian’s complex that operates under the terms of a limited partnership agreement for which we serve as manager and general partner.
(b)	One complex in the state is owned.

Our units generally are located on land leased by our subsidiaries. Our lease terms, including renewal options, range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable unit’s annual gross revenues, subject to market-based minimum annual rents. We currently pay contingent rent in only a small number of our units. Generally, leases are “net leases” that require our subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or a portion of the lease term.

In addition to our leased units, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. An agreement in principal to settle this dispute has been reached and final court approval of the settlement is expected by the end of the Company’s second fiscal quarter in 2009.

We have made the appropriate provision for settlement in the above matters in our financial statements. We do not expect the amount of ultimate liability with respect to all other actions to materially affect our consolidated results of operations or our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended February  1, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our capital stock. One hundred percent of our outstanding capital stock is owned by D&B Holdings. There were no repurchases of our capital stock in the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of February 1, 2009 and February 3, 2008 and for the fiscal year ended February 1, 2009, the fiscal year ended February 3, 2008, the 334-day period ended February 4, 2007, 37-day period ended March 7, 2006, and the fiscal years ended January 29, 2006, and January 30, 2005, from the audited consolidated financial statements and related notes. All references to 2006 relate to the combined 53-week period ending on February 4, 2007 while the other years presented consist of 52-weeks of operations.

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended(1) January 29, 2006	Fiscal Year Ended(2) January 30, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$533,358	$536,272	$459,792	$50,409	$463,452	$390,267
Operating income	27,747	21,081	6,409	1,557	12,999	25,391
Net income (loss)	1,615	(8,841)	(12,063)	486	4,288	12,880
Balance sheet data (as of end of period):

Cash and cash equivalents	8,534	19,046	10,372		7,582	11,387
Working capital (deficit)(3)	(35,196)	(30,666)	(31,430)		(37,206)	(7,656)
Property and equipment, net	296,805	296,974	316,840		351,883	331,478
Total assets	480,936	496,203	506,813		423,062	401,171
Total debt	229,750	243,375	254,375		80,175	88,143
Stockholders’ equity	92,023	90,756	96,705		205,220	196,945
Other data:
Capital expenditures	49,254	$31,355	$31,943	$10,600	$62,066	$34,234
Number of complexes at end of period	52	49	48	46	46	43

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

(3)	Defined as total current assets minus total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements, and related notes. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. All dollar amounts are presented in thousands.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal 2008 relate to the 52-week period ending on February 1, 2009. All references to fiscal 2007 relate to the 52-week period ending on February 3, 2008. As discussed, further below, fiscal 2006 is comprised of the 334-day period ending February 4, 2007 of the successor and the 37-day period ending March 7, 2006 of the predecessor, respectively. All references to fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. All references to fiscal 2005 relate to the 52-week period ending on January 29, 2006.

We are a leading owner and operator of high-volume entertainment and dining venues in North America by average unit volume. In 1982, we branded a concept that we believe combines the best attributes of the out-of-home entertainment and dining industries, allowing guests to enjoy a variety of entertainment, food and beverage options under one roof. Each of our locations offers interactive entertainment, including skill/sports-oriented redemption games and technologically advanced video and simulation games, combined with a full menu of high-quality food and beverages. We appeal to a diverse customer base by providing customizable entertainment experience in a dynamic and fun setting. While our guests are primarily a balanced mix of men and women aged 21 to 44, we are also an attractive venue for families with children and teenagers.

As of February 1, 2009, we owned and operated 52 units in 21 states and Canada. Our units are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our units average approximately 50,000 square feet in size and range between 17,000 and 66,000 square feet. In the 12-month period ended February 1, 2009, we had total revenues of $533,358.

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from the two units in Dallas, Texas to 52 units across 21 states and Canada. From 1997 to early 2006, Dave & Buster’s operated as a public company under the leadership of Dave and Buster. Dave & Buster’s was acquired in March 2006 by D&B Holdings, an affiliate of Wellspring and HBK. Wellspring and HBK control approximately 82% and 18%, respectively, of our outstanding capital stock.

Recent events affecting our results of operations

Acquisition of Dave and Buster’s by Dave & Buster’s Holdings, Inc.

Following the acquisition of Dave & Buster’s, Inc. in March 2006 by D&B Holdings, Dave & Buster’s continued as the same legal entity. The acquisition resulted in a change in ownership of 100% of the outstanding common stock of Dave & Buster’s, and was accounted for in accordance with SFAS 141, “Business Combinations,” issued by the Financial Accounting Standards Board, or FASB. As a result of the acquisition, the capital structure and basis of accounting for the periods prior to the acquisition, which we sometimes refer to as the “predecessor period,” differ from the capital structure and the basis of accounting for the periods after the acquisition, which we sometimes refer to as the “successor period.” The cost incurred by D&B Holdings in acquiring all of the common stock of Dave & Buster’s has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of the acquisition. Therefore, financial data as of dates and for periods prior to March 8, 2006 are not comparable to financial data as of dates and for periods on or after March 8, 2006. As a result of the acquisition, the consolidated statements of operations for the successor period include amortization expense relating to debt issuance costs, interest on debt incurred in connection with the acquisition and management fees that did not exist prior to the acquisition. Furthermore, as a result of purchase accounting, the fair values of our fixed assets on the date of acquisition became their new cost basis. Accordingly, the depreciation of these assets for the successor period is based upon their newly-established cost basis. The allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value. In connection with the acquisition, we also assessed the fair value of existing lease obligations and established a liability for the excess of our contractual lease obligations over the estimated market value rent for certain leases. Accordingly, rent expense for the successor period includes the amortization of the established liability. The allocation of the purchase price was finalized as of the end of fiscal 2006. Other effects of purchase accounting in the successor period are not considered significant.

Acquisitions and Disposals

In November 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois and Ohio. The gross proceeds of $29,600 approximated the carrying value of the assets. Net proceeds from the transaction were used to pay down $20,000 of the outstanding balance on our senior credit and revolving credit facilities after a $5,000 holdback for reinvestment.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenues. Revenues consist of food and beverage revenues as well as amusement and other revenues. Our revenues are primarily influenced by the number of units in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base. We define the comparable store base to include those units open for a full 18 months as of the beginning of each fiscal year. Percentage changes in fiscal 2008 and fiscal 2007 have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer. In fiscal 2008, we derived 35.7% of our total revenue from food sales, 17.7% from beverage sales, 45.4% from amusement sales and 1.2% from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each unit.

Our units also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing, simulation games and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new unit openings, we purchased approximately $5,000 in new games during fiscal 2008. We currently anticipate spending approximately $4,000 on new games during fiscal 2009. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” which replaced the “Power Combo” in the second quarter of fiscal 2007, allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. In the fourth quarter of 2008, we introduced “Half Price Game Play Wednesdays” which allow guests to play virtually all of our games for one-half of the regular price during our Wednesday operating hours.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. During fiscal 2008, the cost of food products averaged 25.1% of food revenue and the cost of beverage products averaged 24.0% of beverage revenue. The amusement cost of products averaged 12.0% of amusement revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist of unit-related occupancy, unit expenses, utilities, repair and maintenance and marketing costs.

Unit-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated units varying in size from 29,000 to 66,000 square feet and have experienced significant variability among units in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new unit volumes and margins to be lower in the second and third full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. In fiscal 2008 we experienced fourth quarter total revenue levels that were below levels achieved in our second quarter. This shift from our historic pattern resulted from the strong reduction in consumer spending in response to current economic conditions. Management does not believe that this is indicative of a permanent change to our historic seasonal patterns.

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

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report.

We have prepared our discussion of the results of operations for the fiscal year ended February 1, 2009 by comparing the results of operations to the combined earnings and cash flows for fiscal year ended February 3, 2008. The presentation of fiscal 2007 results on this combined basis does not comply with U.S. generally accepted accounting principles and these periods are not necessarily comparable due to the change in basis of accounting resulting from the acquisition of Dave & Buster’s by D&B Holdings and the associated change in capital structure. However, we believe that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements on an ongoing basis. The captions that are materially impacted by the change in basis of accounting are depreciation and amortization, interest expense, net and provision (benefit) for income taxes. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the acquisition of Dave & Buster’s by D&B Holdings and may not be predictive of future results of operations.

	Fiscal Year Ended February 1, 2009		Fiscal Year Ended February 3, 2008		334-Day Period From March 8, 2006 to February 4, 2007		37-Day Period from January 30, 2006 to March 7, 2006		Fiscal Year Ended February 4, 2007
	(Successor)		(Successor)		(Successor)		(Predecessor)		(Combined)(1)
Food and beverage revenues	$284,779	53.4%	$293,097	54.7%	$256,616	55.8%	$27,562	54.7%	$284,178	55.7%
Amusement and other revenues	248,579	46.6	243,175	45.3	203,176	44.2	22,847	45.3	226,023	44.3

Total revenues	533,358	100.0	536,272	100.0	459,792	100.0	50,409	100.0	510,201	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	70,520	24.8	72,493	24.7	64,549	25.2	7,111	25.8	71,660	25.2
Cost of amusements and other (as a percentage of amusement and other revenues)	34,218	13.8	34,252	14.1	28,999	14.3	3,268	14.3	32,267	14.3

Total cost of products	104,738	19.6	106,745	19.9	93,548	20.4	10,379	20.6	103,927	20.4
Operating payroll and benefits	139,508	26.2	144,920	27.0	130,123	28.3	14,113	28.0	144,236	28.3
Other store operating expenses	174,179	32.6	171,627	32.0	147,295	32.0	15,323	30.4	162,618	31.9
General and administrative expenses	34,546	6.5	38,999	7.3	35,055	7.6	3,829	7.6	38,884	7.6
Depreciation and amortization expense	49,652	9.3	51,898	9.7	43,892	9.5	4,328	8.6	48,220	9.4
Pre-opening costs	2,988	0.6	1,002	0.2	3,470	0.8	880	1.7	4,350	0.8

Total operating costs	505,611	94.8	515,191	96.1	453,383	98.6	48,852	96.9	502,235	98.4

Operating income	27,747	5.2	21,081	3.9	6,409	1.4	1,557	3.1	7,966	1.6
Interest expense, net	26,177	4.9	31,183	5.8	27,064	5.9	649	1.3	27,713	5.4

Income (loss) before provisions for income taxes	1,570	0.3	(10,102)	(1.9)	(20,655)	(4.5)	908	1.8	(19,747)	(3.8)
Provision (benefit) for income taxes	(45)	(0.0)	(1,261)	(0.2)	(8,592)	(1.9)	422	0.8	(8,170)	(1.5)

Net income (loss)	$1,615	0.3%	$(8,841)	(1.7)%	$(12,063)	(2.6)%	$486	1.0%	$(11,577)	(2.3)%

Cash provided by (used in):
Operating activities	52,197		$50,573		$43,678		$10,741		$54,419
Investing activities	(49,084)		(30,899)		(341,104)		(10,600)		(351,704)
Financing activities	(13,625)		(11,000)		299,986		89		300,075

Change in comparable store sales(2)	(2.8)%		4.1%						4.1%
Stores open at end of period(3)	52		49		48		46		48
Comparable stores open at end of period	47		43		33		33		33

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

21

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

(3)

The number of stores open at February 1, 2009 includes our stores in Plymouth Meeting, Pennsylvania; Arlington, Texas and Tulsa, Oklahoma, which opened on July 21, 2008, November 24, 2008 and January 12, 2009, respectively. It also includes the opening of our store in Tempe, Arizona, which opened in the third quarter of 2007, and the openings of complexes in Times Square, New York and Maple Grove, Minnesota in the first and fourth quarters of 2006, respectively.

Fiscal 2008 Compared to Fiscal 2007

Revenues

Total revenues during fiscal 2009 decreased by $2,914, or 0.5%, from $536,272 in fiscal 2007 to $533,358 fiscal 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(14,818)
Non comparable stores	12,119
Other	(215)

Total	$(2,914)

Comparable stores revenue decreased by $14,818, or 2.8%, for fiscal 2008 compared to fiscal 2007. Comparable special events revenues accounted for 14.7% of consolidated comparable stores revenue for fiscal 2008 compared to 16.2% for fiscal 2007.

Comparable store revenues were significantly impacted by the unfavorable macro economic environment affecting the restaurant/entertainment industry in general, and the effects of global economic environment impacted our store locations as well. The economic deterioration was most apparent in the latter part of our fiscal year. During the first half of fiscal 2008, our comparable store revenue was 2.5% or $6,550 above fiscal 2007 revenue levels during the similar period. In the second half of fiscal 2008, our comparable sales fell by $21,368 or 8.2% from sales levels achieved during the last six months of fiscal 2007.

During fiscal 2008 we maintained advertising on cable television in all of our markets. Food sales at comparable stores decreased by $7,656, or 4.1% from $188,278 in fiscal 2007 to $180,622 in fiscal 2008. Beverage sales at comparable stores decreased by $7,310, or 7.6% from $96,560 in fiscal 2007 to $89,250 in fiscal 2008. Comparable store amusements revenue in fiscal 2008 increased by $1,118, or 0.5%, from $230,878 in fiscal 2007 to $231,996 in fiscal 2008. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Our revenue mix was 53.4% for food and beverage and 46.6% for amusements and other for fiscal 2008. This compares to 54.7% and 45.3%, respectively, for fiscal 2007.

Cost of products

Cost of food and beverage revenues decreased from $72,493 in fiscal 2007 to $70,520 in fiscal 2008 principally as a result of lower food and beverage revenue levels in 2008. Cost of food and beverage products, as a percentage of food and beverage revenues, increased by 10 basis points to 24.8% of revenue for fiscal 2008 compared to 24.7% of revenue for fiscal 2007. Increased food costs resulting from the introduction of certain pre-prepared products were partially offset by reduced costs in our meat, dairy, produce and beverage products.

Costs of amusements and other revenues remained relatively flat at approximately $34,200 year over year. The cost of amusement and other, as a percentage of amusement and other revenues, decreased as a percentage of revenues by 30 basis points to 13.8% in fiscal 2008 compared to 14.1% of revenues in fiscal 2007 primarily as a result of reduced redemption costs.

Operating payroll and benefits

Operating payroll and benefits decreased by $5,412, or 3.7%, from $144,920 in fiscal 2007 to $139,508 in fiscal 2008. Operating payroll and benefits as a percentage of revenues decreased by 80 basis points to 26.2% in fiscal 2008 compared to 27.0% in fiscal 2007. This decrease was primarily driven by initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our units and reduced incentive compensation expenses as a result of lower revenues levels.

Other store operating expenses

Other store operating expenses increased by $2,552, or 1.5%, from $171,627 in fiscal 2007 to $174,179 in fiscal 2008. Other store operating expenses as a percentage of revenues increased 60 basis points from 32.0% in fiscal 2007 to 32.6% in fiscal 2008. This increase was driven primarily by additional expenditures related to our national marketing program and guest safety initiatives of several locations.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $4,453, or 11.4%, from $38,999 in fiscal 2007 to $34,546 in fiscal 2008. General and administrative expenses as a percentage of revenues decreased by 80 basis points from 7.3% in fiscal 2007 to 6.5% in fiscal 2008, primarily due to lower incentive compensation costs, the reduction of severance costs associated with corporate personnel partially offset by increased costs associated with efforts related to the potential sale of Dave & Buster’s.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $2,246, or 4.3%, from $51,898 in fiscal 2007 to $49,652 in fiscal 2008. Depreciation and amortization expense decreased primarily due to certain fixed assets reaching the end of their depreciable life partially offset by depreciation expense on new assets added subsequent to fiscal 2007.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing units, including the cost of feasibility studies, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $1,002 in fiscal 2007 to $2,988 in fiscal 2008. Pre-opening costs as a percentage of revenues increased from 0.2% in fiscal 2007 to 0.6% in fiscal 2008. The increase in pre-opening costs is primarily attributable to the opening of three new units in fiscal 2008 compared to one new store opening in fiscal 2007.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value and any interest income earned. Interest expense decreased by $5,006 from $31,183 in fiscal 2007 to $26,177 in fiscal 2008. The decrease in interest expense is primarily attributed to adjustments to mark the interest rate swap agreements to their fair value and reduced interest costs attributable to the early retirement of $15,000 of our senior notes.

Provision for income taxes

Provision for income taxes consisted of an income tax benefit of $45 in fiscal 2008 and a tax benefit of $1,261 in fiscal 2007. Our effective tax rate differs from the statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

In fiscal 2008, we recorded an additional valuation allowance against our deferred tax assets. The valuation allowance was recorded in accordance with SFAS 109, “Accounting for Income Taxes.” As a result of our experiencing cumulative losses before income taxes for the three-year period ending February 1, 2009, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of February 1, 2009, we had approximately $2,946 of unrecognized tax benefits, including approximately $850 of penalties and interest. During the fifty-two week period ended February 1, 2009, we increased our unrecognized tax benefit by $219. This increase resulted primarily from an uncertain tax position taken on the 2005, 2006 and 2007 federal income tax returns as well as an increase in interest from uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2004.

Fiscal 2007 Compared to Fiscal 2006

Revenues

Fiscal 2007 consisted of 52-weeks compared to 53-weeks in fiscal 2006. Such a 53-week fiscal year occurs every five to six years in the accounting cycle for many retailers. For comparative purposes, we have described the changes in fiscal 2007 operating results compared to a 52-week period for fiscal 2006 by subtracting the 53rd week of revenues in fiscal 2006. The presentation of fiscal 2006 revenue for a 52-week period does not comply with U.S. generally accepted accounting principles. However, we believe this provides useful information to assess the comparative performance of our business.

Total revenues during fiscal 2007 increased by $26,071 or 5.1%, from $510,201 in fiscal 2006 to $536,272 in fiscal 2007. The additional week in fiscal 2006 contributed revenue of approximately $8,608. The following table describes the increase in revenues from fiscal 2006 to fiscal 2007 and reconciles the fiscal 2006 revenues to the estimated fiscal 2006 revenues on a comparable 52-week basis:

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

Comparable store sales in fiscal 2007 increased by approximately $19,145, or 4.1%, over comparable store sales in fiscal 2006 based on a 52-week fiscal year. Comparable special events revenues accounted for 16.5% of consolidated comparable store revenues in fiscal 2007 compared to 16.7% in fiscal 2006 based on a 52-week fiscal year.

Food revenues at comparable stores increased by $4,321, or 2.5%, from $171,711 in fiscal 2006 based on a 52-week fiscal year to $176,032 in fiscal 2007. Our fiscal 2007 revenues were supported by 32 weeks of advertising on cable television in all of the markets and supplemental spot radio advertising in selected markets compared to 19 weeks in fiscal 2006. The increase in food sales resulted in part by the continued success of the “Eat & Play Combo” promotion. Beverage sales at comparable stores increased by $1,746, or 2.0%, from $88,445 in fiscal 2006 based on a 52-week fiscal year to $90,191 in fiscal 2007 as we experienced continued positive results of promotional activity around the beverage component of our business. Comparable store amusements and other revenues in fiscal 2007 increased by $13,079, or 6.2%, from $209,712 in fiscal 2006 based on a 52-week fiscal year to $222,791 in fiscal 2007, driven primarily by the amusement component of our business. Amusement revenue reflected the positive impact of increased points of sale available through the installation of over 200 sales kiosks throughout our units and an expansion of available predenominated Power Card alternatives.

Our revenue mix was 54.7% for food and beverage and 45.3% for amusements and other for fiscal 2007. This compares to 55.7% and 44.3% for fiscal 2006.

Cost of products

Cost of food and beverage revenues increased $833, or 1.2%, from $71,660 in fiscal 2006 to $72,493 in fiscal 2007. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased by 50 basis points to 24.7% in fiscal 2007 compared to 25.2% in fiscal 2006. This decrease was achieved through improved menu modifications to emphasize items with lower costs and by focusing on operational controls and other efficiency measures.

Costs of amusements and other revenues increased $1,985, or 6.2%, from $32,267 in fiscal 2006 to $34,252 in fiscal 2007. The cost of amusement and other, as a percentage of amusement and other revenues, decreased by 20 basis points to 14.1% in fiscal 2007 compared to 14.3% in fiscal 2006. This decrease was achieved through reduced freight costs partially offset by increased costs associated with amusement ticket redemptions primarily due to the success of the “Eat & Play Combo” promotion.

Operating payroll and benefits

Operating payroll and benefits increased by $684, or 0.5%, from $144,236 in fiscal 2006 to $144,920 in fiscal 2007. Operating payroll and benefits as a percentage of revenues decreased by 130 basis points, from 28.3% in fiscal 2006 to 27.0% in fiscal 2007. This decrease was primarily driven by improved sales performance and initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our units.

Other store operating expenses

Other store operating expenses increased by $9,009, or 5.5%, from $162,618 in fiscal 2006 to $171,627 in fiscal 2007. Other store operating expenses as a percentage of revenues increased 10 basis points from 31.9% in fiscal 2006 to 32.0% in fiscal 2007. The additional operating expenses resulted primarily from the increase in spending for marketing in fiscal 2007 over the comparable 2006 period.

General and administrative expense

General and administrative expenses increased by $115 from $38,884 in fiscal 2006 to $38,999 in fiscal 2007. General and administrative expenses as a percentage of revenues decreased from 7.6% in fiscal 2006 to 7.3% in fiscal 2007. Increases in compensation-related expenses associated with the departure of a former executive officer, Mr. David O. Corriveau, and stock-based compensation expenses were substantially offset by cost reductions in other corporate areas. The primary contributors to the reductions in general and administrative expenses included lower travel, entertainment, hiring and training costs stemming principally from cost control initiatives introduced during the year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,678, or 7.6%, from $48,220 in fiscal 2006 to $51,898 in 2007. Depreciation and amortization expense increased primarily due to unit openings in 2007 and 2006.

Pre-opening costs

Pre-opening costs decreased by $3,348, or 77.0%, from $4,350 in fiscal 2006 to $1,002 in fiscal 2007. Pre-opening costs as a percentage of revenues decreased from 0.8% in fiscal 2006 to 0.2% in fiscal 2007. The decrease in pre-opening costs was primarily attributable to the openings of the Times Square and Maple Grove locations in the first and fourth quarters of fiscal 2006 compared to the opening of the Tempe location in the third quarter of fiscal 2007.

Interest expense

Interest expense increased by $3,470 from $27,713 in fiscal 2006 to $31,183 in fiscal 2007. The increase in interest expense is primarily attributed to interest expense recorded in the first quarter of fiscal 2007 to mark the interest rate swap arrangements to their fair value.

Provision for income taxes

In fiscal 2007, we recorded a $3,370 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with SFAS 109, “Accounting for Income Taxes.” As a result of our experiencing cumulative losses before income taxes for the three-year period ending February 3, 2008, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

Provision for income taxes consisted of an income tax benefit of $1,261 in fiscal 2007 and $8,170 in fiscal 2006. Our effective tax rate also differs from the statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2008 and fiscal 2007. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

	Fiscal 2008 – Thirteen Week Period Ended				Fiscal 2007 – Thirteen Week Period Ended
	Feb 1, 2009	Nov 2, 2008	Aug 3, 2008	May 4, 2008	Feb 3, 2008	Nov 4, 2007	Aug 5, 2007	May 6, 2007
Food and beverage revenues	$74,348	$63,910	$71,856	$74,665	$81,844	$67,079	$70,350	$73,824
Amusement and other revenues	60,570	55,829	64,382	67,798	63,580	56,642	61,315	61,638

Total revenues	134,918	119,739	136,238	142,463	145,424	123,721	131,665	135,462
Cost of food and beverage	17,876	16,265	17,908	18,471	19,677	16,998	17,504	18,314
Cost of amusements and other	8,546	8,154	8,894	8,624	9,186	7,988	8,755	8,323

Total costs of products	26,422	24,419	26,802	27,095	28,863	24,986	26,259	26,637
Operating payroll and benefits	33,954	33,069	35,613	36,872	38,016	35,300	35,224	36,380
Other store operating expenses	41,846	43,787	45,367	43,179	43,199	43,429	43,495	41,504
General and administrative expense	9,742	7,693	8,629	8,482	8,775	8,725	8,780	12,719
Depreciation and amortization expense	12,866	12,449	11,898	12,439	13,543	12,943	12,809	12,603
Pre-opening costs	1,121	625	960	282	(31)	675	299	59

Total operating costs	125,951	122,042	129,269	128,349	132,365	126,058	126,866	129,902

Operating income	8,967	(2,303)	6,969	14,114	13,059	(2,337)	4,799	5,560
Interest expense, net	7,224	6,996	5,811	6,146	9,618	7,644	6,347	7,574

Income before taxes	1,743	(9,299)	1,158	7,968	3,441	(9,981)	(1,548)	(2,014)
Income taxes	382	(3,573)	188	2,958	(515)	1,298	(867)	(1,177)

Net income (loss)	$1,361	$(5,726)	$970	$5,010	$3,956	$(11,279)	$(681)	$(837)

Units	52	50	50	49	49	49	48	48
Quarterly total revenues as a Percentage of annual total Revenues	25.3%	22.5%	25.5%	26.7%	27.1%	23.1%	24.6%	25.3%
Change in comparable store sales	(10.2)%	(6.0)%	1.2%	3.8%	4.0%	4.5%	3.5%	4.3%

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25% senior notes and borrowings under our senior credit facility. As of February 1, 2009, we had cash and cash equivalents of $8,534, a working capital deficit of $35,196 and outstanding debt obligations of $229,750. We also had $50,839 in borrowing availability under our senior credit facility.

Historical indebtedness

Senior credit facility. In connection with the acquisition of Dave & Buster’s by D&B Holdings, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of February 1, 2009, we had $2,000 borrowings under the revolving credit facility, $67,750 of borrowings under the term loan facility and $7,161 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $73,400 is fixed at 5.31% plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 7.49% at February 1, 2009.

Interest rates on borrowings under our senior credit facility vary based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, we are required to pay a commitment fee of 0.5% on any unused commitments under the revolving credit facilities or the term loan facility. Our senior credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters in aggregate annual amounts equal to 1.0% of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters.

Senior notes. In connection with the acquisition of Dave & Buster’s by D&B Holdings, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of 11.25% senior notes. On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25% per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. Our senior credit facility allows us to repurchase our notes in an aggregate amount not to exceed $15,000. In September 2008, we retired notes with a principal amount of $15,000. The retirement resulted in an $88 gain on the early extinguishment of debt and an additional expense of $429 related to the write off of a prorata portion of the of the transaction costs associated with note issuance.

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

We believe the cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in Part I, Item 1A, “Risk Factors,” in this Report.

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	February 4, 2007
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Combined)
Net cash provided by (used in):
Operating activities	$52,197	$50,573	$43,678	$10,741	$54,419
Investing activities	(49,084)	(30,899)	(341,104)	(10,600)	(351,704)
Financing activities	(13,625)	(11,000)	299,986	89	300,075

Fiscal 2008 Compared to Fiscal 2007

Cash provided by operating activities was $52,197 for fiscal 2008 compared to cash provided by operating activities of $50,573 for fiscal 2007. The increase in cash flow from operations is primarily due to a net income increase of $10,456 from fiscal 2007 to fiscal 2008 and the year-over-year changes in the use of accrued liabilities and other working capital of approximately $9,000 over fiscal 2007. Cash flow from operations in fiscal 2007 was also negatively impacted by the payment of employment agreement costs triggered by the Merger.

Cash used in investing activities was $49,084 for fiscal 2008 compared to $30,899 for fiscal 2007. The investing activities for fiscal 2008 primarily include $49,254 in capital expenditures. The investing activities for fiscal 2007 primarily include $31,355 in capital expenditures. The increase in fiscal 2008 capital expenditures over fiscal 2007 expenditure levels is primarily a result of costs associated with the opening of three new stores in fiscal 2008 compared to one new store opening in fiscal 2007. Additionally, fiscal 2008 capital expenditures reflect progress spending related to a new store scheduled to open in early 2009.

Cash used in financing activities was $13,625 for fiscal 2008 compared to $11,000 in fiscal 2007. The financing activities for fiscal 2008 include required paydowns under our term loan facility of $625, net borrowings under our revolving credit facility of $2,000, and retirement of $15,000 of our senior notes. The financing activities for fiscal 2007 include required paydowns under our term loan facility of $1,000 and an optional paydown of $10,000 on one tranche of the term loan facility.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $48,700 ($40,000 net of cash contributions from landlords) in capital expenditures during fiscal 2009. The fiscal 2009 expenditures are expected to include approximately $28,000 ($19,300 net of cash contributions from landlords) for new unit construction and operating improvement initiatives, and $20,700 in maintenance capital and new games.

Fiscal 2007 Compared to Fiscal 2006

Cash flows from operations were $50,573 for fiscal 2007 compared to $54,419 for fiscal 2006. The decrease in cash flow from operations from fiscal 2006 is primarily due to an increase in the cash paid for interest of approximately $9,294.

Cash used in investing activities was $30,899 for fiscal 2007 compared to $351,704 for fiscal 2006. Fiscal 2007 capital expenditures totaled $31,355, which was comprised of approximately $6,700 in games, $12,100 for new unit development and construction (primarily construction costs for the fiscal 2007 unit opening in Tempe, Arizona), normal capital expenditures at existing units and conversion costs for two of the former Jillian’s units to the “Dave & Buster’s” brand. The investing activities for fiscal 2006 included approximately $338,239 in Merger-related payments for the following: $264,835 consideration paid to stockholders, $44,390 consideration paid to convertible note and warrant holders, $9,279 consideration paid to option holders and $19,735 in transaction costs. During the fourth quarter of fiscal 2006, we entered into sale and leaseback agreements related to three properties we owned. These transactions generated $28,357 in net proceeds.

Cash used in financing activities was $11,000 for fiscal 2007 compared to cash provided from financing activities of $300,075 in fiscal 2006. In fiscal 2006, proceeds from debt incurred in connection with the Merger aggregated $292,628 and cash equity contributions received in connection with the Merger aggregated $108,100. These proceeds were used to acquire common stock of our predecessor, to repay in full all obligations related to funds borrowed under our existing credit facility and to terminate such facility.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of February 1, 2009 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$67,750	$500	$1,818	$65,432	$—
Senior notes	160,000	—	—	—	160,000
Interest requirements(2)	116,338	22,932	45,543	38,863	9,000
Operating leases(3)	553,759	46,165	92,766	92,306	322,522

Total	$897,847	$69,597	$140,127	$196,601	$491,522

28

(1)

Our senior credit facility includes a $100,000 term loan facility and $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a $5,000 revolving sub-facility. As of February 1, 2009, we had $2,000 borrowings under the revolving credit facility, borrowings of approximately $67,750 under the term loan facility and $7,161 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates, (2) interest requirements on variable rate debt obligations not subject to interest rate swaps at rates in effect at February 1, 2009 and (3) interest requirements on variable rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements. See “—Quantitative and qualitative disclosures about market risk.”

(3)

We have signed operating lease agreements for future sites located in Richmond, Virginia; Indianapolis, Indiana and Columbus, Ohio. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Purchase accounting. We have accounted for the Merger in accordance with SFAS 141, “Business Combinations,” whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Merger. The purchase price paid in the Merger has been “pushed down” to our financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 have been recorded based on valuation studies and management estimates of fair value. The allocation of the purchase price was finalized as of the end of fiscal 2006.

Goodwill and intangible assets. We account for our goodwill and intangible assets in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 141, goodwill of approximately $65,857 and intangible assets of $63,000 representing trade names were recognized in connection with the acquisition of Dave & Buster’s by D&B Holdings that occurred on March 8, 2006. In accordance with SFAS 142, goodwill and trade names, which have an indefinite useful life, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with SFAS 142.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made at least annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The annual impairment tests were most recently performed in fiscal 2008. No impairment of assets was determined as a result of these tests.

Property and equipment. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated over various methods based on an estimate of the depreciable life, resulting in a charge to the operating results. Our actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes. We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Initial derecognition amounts are reported as adjustments to retained earnings on the effective date. We analyzed our tax positions as of February 5, 2007 and determined that the implementation of FIN 48 has no material impact on our financial statements.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FIN 48. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of February 1, 2009, we have recorded a $4,676 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with SFAS 109, “Accounting for Income Taxes.” If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

Accounting for amusement operations. The majority of our amusement revenue is derived from customer purchases of game play credits which allow our guests to play the video and redemption games in our midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our guests will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game credit sold. Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our “Winner’s Circle” or storing the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Insurance reserves. We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third-party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Loss contingencies. We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with SFAS 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in the financial statements.

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non- controlling

Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for future business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 as of February 4, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, our first quarter 2009. We are currently evaluating the impact with respect to our interest rate swap contract.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk relating to changes in the general level of interest rates. Earnings are affected by changes in interest rates due to the impact of those changes on interest expense from variable rate debt. Agreements to fix a portion of the variable rate debt mitigate the interest rate risk. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of our variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $73,400 is fixed at 5.31% plus applicable margin. Because a substantial portion of our debt is at a fixed rate, a 1% increase or decrease in the interest rate of our variable rate debt at February 1, 2009 would not have a significant impact on our annual interest rate requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-20 in this Report.

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

In connection with the preparation of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure of controls and procedures and internal controls over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 1, 2009.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or qualified or until his earlier death, resignation, or removal. Pursuant to a shareholder’s agreement, Wellspring has the right to designate all but one of the directors, and HBK has the right to designate, at its option, one observer or one director, in each case reasonably acceptable to Wellspring, to observe or serve, as applicable, on our board of directors for so long as HBK owns 50% of the common stock of D&B Holdings to which it initially subscribed. In addition, Wellspring and HBK have the right to remove any or all of the directors that they appointed. As two of the members of the Board of Directors (Mr. King and Ms. Johnson) are employees of the Company and as the remaining members of the Board of Directors are employees of an affiliate of Wellspring, none of the directors are “independent” as such term is defined by the listing standards of the New York Stock Exchange and the rules of the SEC.

The following table sets forth information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Stephen M. King	51	Chief Executive Officer and Director

Starlette B. Johnson	45	President, Chief Operating Officer and Director

Brian A. Jenkins	47	Senior Vice President and Chief Financial Officer

Margo L. Manning	44	Senior Vice President of Training and Special Events

Michael J. Metzinger	52	Vice President—Accounting and Controller

Maria M. Miller	52	Senior Vice President and Chief Marketing Officer

J. Michael Plunkett	58	Senior Vice President of Purchasing and International Operations

Jay L. Tobin	51	Senior Vice President, General Counsel and Secretary

Jeffrey C. Wood	46	Senior Vice President and Chief Development Officer

Greg S. Feldman(1)(2)	52	Chairman of the Board

Daniel Y. Han(3)(4)	30	Director

Carl M. Stanton(2)(4)	40	Director

(1)	Chairman of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Chairman of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below is biographical information regarding our directors and executive officers:

Stephen M. King, has served as our Chief Executive Officer and director since September 2006. From March 2006 until September 2006, Mr. King served as our Senior Vice President and Chief Financial Officer. From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide, a company that owns and operates casual dining restaurants worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and, most recently, as President and Chief Operating Officer of International.

Starlette B. Johnson, has served as our President, Chief Operating Officer and director since April 2007. Since May 2008, Ms. Johnson has served as a director of the Tuesday Morning Corporation and is a member of its Audit Committee. From June 2006 until April 2007, Ms. Johnson served as our Senior Vice President and Chief Strategic Officer. From 2004 until June 2006, she was an independent consultant to restaurant, retail and retail services companies. From 1995 to 2004, she served in various capacities (most recently as Executive Vice President and Chief Strategic Officer) of Brinker International, Inc., a company that owns and operates casual dining restaurants worldwide.

Brian A. Jenkins, joined as our Senior Vice President and Chief Financial Officer in December 2006. From 1996 until August 2006, he served in various capacities (most recently as Senior Vice President – Finance) of Six Flags, Inc., an amusement park operator.

Margo L. Manning, has served as our Senior Vice President of Training and Special Events since September 2006. Prior to that, she served as our Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005. From December 1999 until September 2001, she served as our Assistant Vice President of Team Development and from 1991 until December 1999 she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger, has served as our Vice President—Accounting and Controller since January 2005. From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) of Carlson Restaurants Worldwide, Inc.

Maria M. Miller, has served as our Senior Vice President and Chief Marketing Officer since May 2003. From 2000 until 2003, she was principal and co-founder of Sage Partners, Inc., a marketing consulting firm and Vice President of Marketing for Elance, an internet start-up company. From 1998 until 2000, she was Senior Vice President of Marketing for Avis Car Rental and prior to that was with American Express Company for eight years in various capacities, most recently as Vice President Platinum Card Operations.

J. Michael Plunkett, has served as our Senior Vice President of Purchasing and International Operations since September 2006. Previously, he served as our Senior Vice President—Food, Beverage and Purchasing/Operations Strategy from June 2003 until June 2004 and from January 2006 until September 2006. Mr. Plunkett also served as Senior Vice President of Operations for Jillian’s from June 2004 to January 2006, as Vice President of Kitchen Operations from November 2000 until June 2003, as Vice President of Information Systems from November 1996 until November 2000 and as Vice President and Director of Training from November 1994 until November 1996. From 1982 until November 1994, he served in operating positions of increasing responsibility for us and our predecessors.

Jay L. Tobin, has served as our Senior Vice President, General Counsel and Secretary since May 2006. From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) of Brinker International, Inc.

Jeffrey C. Wood, has served as our Senior Vice President and Chief Development Officer since June 2006. Mr. Wood previously served as Vice President of Restaurant Leasing for Simon Property Group, a shopping mall owner and real estate company from April 2005 until June 2006 and in various capacities (including Vice President of Development—Emerging Concepts and Vice President of Real Estate and Property Development) with Brinker International, Inc. from 1993 until November 2004.

Greg S. Feldman, became a Director and Chairman of our board of directors upon consummation of the Merger in March 2006. Mr. Feldman is a Managing Partner of Wellspring, which he co-founded in January 1995.

Daniel Y. Han, became a Director in November 2006. He has served as a Principal of Wellspring since December 2008 and prior to that date he served in various other capacities with Wellspring since joining in September 2002.

Carl M. Stanton, became a Director upon consummation of the Merger in March 2006. Mr. Stanton is a Managing Partner at Wellspring, which he joined in 1998.

Corporate Governance

The Board of Directors met four times in Fiscal 2008, including regular and special meetings. During this period, no individual director attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served. Members of the Board of Directors are not compensated for service on the Board of Directors.

The Board of Directors has an Audit Committee and Compensation Committee. The charters for each of these committees are posted on our website at www.daveandbusters.com/about/corporategovernance.aspx. As all of our Common Stock is owned by D&B Holdings, the Board of Directors has determined that it is not necessary for us to have a Nominating Committee or committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

The Audit Committee, comprised of Messrs. Feldman, Han and Stanton, and chaired by Mr. Han, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee met four times during fiscal 2008. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Feldman, Han and Stanton and chaired by Mr. Feldman, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee met one time during fiscal 2008.

Limitation of liability of directors

Section 145 of the Delaware General Corporation Law, or the DGCL, authorizes and empowers a Delaware corporation to indemnify its directors, officers, employees and agents against liabilities incurred in connection with, and related expenses resulting from, any claim, action or suit brought against any such person as a result of his or her relationship with the corporation, provided that such persons acted in good faith and in a manner such person reasonably believed to be in, and not opposed to, the best interests of the corporation in connection with the acts or events on which such claim, action or suit is based. The finding of either civil or criminal liability on the part of such person in connection with such acts or events is not necessarily determinative of the question of whether such person has met the required standard of conduct and is, accordingly, entitled to be indemnified.

In addition, our certificate of incorporation and by-laws will provide that we indemnify each director and the officers, employees and agents determined by our board of directors to the fullest extent provided by the laws of the State of Delaware. See “Description of capital stock—Directors’ liability; indemnification of directors and officers.”

Section 102(b)(7) of the DGCL permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholder for monetary damages for breach of fiduciary duty as a director, except for liability: (1) for any breach of the director’s duty of loyalty to the company or its stockholders; (2) for acts or omissions not in good faith or which include intentional misconduct or a knowing violation of law; (3) under Section 174 of the DGCL (certain unlawful payments of dividend or unlawful stock purchases or redemptions); or (4) for any transaction from which the director derived an improper personal benefit. Our amended and restated certificate of incorporation includes such a provision.

Section 145(g) of the DGCL provides that a corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against the person in any such capacity, or arising out of the person’s status as such, whether or not the corporation would have the power to indemnify such person against such liability under the provisions of the law. We maintain standard policies of insurance under which coverage is provided, subject to the terms and conditions of such policies: (1) to our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act; and (2) to us with respect to payments that may be made by the registrant to such officers and directors pursuant to the above indemnification provisions or otherwise as a matter of law.

There is currently no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification by us is sought, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Code of Business Ethics and Whistle Blower Policy

In April 2006, the Board of Directors adopted a Code of Business Ethics that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees generally. The Code of Business Ethics is available on our website at www.daveandbusters.com/about/codeofbusinessethics.aspx. We intend to post any material amendments to, or waivers of, our Code of Business Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at www.daveandbusters.com /about/whistleblowerpolicy.aspx.

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

Compensation Discussion and Analysis

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2008 and also addresses why we believe our compensation program is right for us.

Compensation philosophy and overall objectives of executive compensation programs

It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance our value. The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

•	provide a competitive total executive compensation package that enables us to attract, motivate and retain key executives;

•	integrate the compensation arrangements with our annual and long-term business objectives and strategy, and focus executives on the fulfillment of these objectives; and

•	provide variable compensation opportunities that are directly linked with our financial and strategic performance.

Procedures for determining compensation

Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our NEOs. The Compensation Committee relies on input from our Chief Executive Officer and the President regarding the NEOs (other than themselves) and an analysis of our corporate performance. With respect to the compensation for the Chief Executive Officer and the President, the Compensation Committee evaluates the Chief Executive Officer’s and the President’s respective performance and sets their compensation. With respect to our corporate performance as a factor for compensation decisions, the Compensation Committee considers, among other aspects, our long-term and short-term strategic goals, revenue goals and profitability.

Our Chief Executive Officer and President play significant roles in the compensation-setting process of the other NEOs. Mr. King and Ms. Johnson evaluate the performance of the other NEOs and make recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee then discusses the recommendations with each of the Chief Executive Officer and the President at least annually. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer and the President. By a delegation of authority from the board of directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In Fiscal 2008, the Compensation Committee approved Mr. King’s and Ms. Johnson’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, we did not conduct a peer group study, perform a benchmarking survey for fiscal 2008 or rely on a compensation consultant. Our Compensation Committee relies on Wellspring’s experience in managing other portfolio companies, and those experiences informed and guided our compensation decisions for fiscal 2008.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and Wellspring’s experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer and the President with respect to the other NEOs and its own assessment of the Chief Executive Officer and the President, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2008, only one NEO received a merit-based increase in base salary.

Annual incentive plan

The Dave & Buster’s, Inc. Executive Incentive Plan (the “Incentive Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the board of directors. The fiscal 2008 Incentive Plan for most employees was based on our targeted EBITDA for fiscal 2008. However, substantially all of the NEOs received a bonus based on an achievement of various corporate objectives (including items such as EBITDA, total revenues, comparable store sales and similar measures) as determined by the Compensation Committee prior to the beginning of fiscal 2008. Generally, bonus payouts are based 75% on the achievement of a target based on EBITDA and 25% on the achievement of total revenue targets. Our Chief Development Officer’s bonus for fiscal 2008 was based upon the achievement of metrics based on EBITDA, capital expenditures, and signed leases for new units. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, achievability and consistency with our overall objectives. In fiscal 2008, incentive compensation awards for all of the NEOs were approved by the Compensation Committee and reported to the board of directors. The Compensation Committee and the board of directors believe the fiscal 2008 performance targets were challenging to achieve and yet provided an appropriate incentive for performance, in that it required the achievement of a significant increase in revenues and EBITDA relative to our prior year performance.

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as 50% of an NEO’s annualized base salary as of the end of the fiscal year. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2008 and reported the awards to the board of directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved at the end of fiscal 2008. In reviewing fiscal 2008 Incentive Plan results, the Compensation Committee recognized that we exceeded the EBITDA based target and total revenue target for financial performance, which resulted in an award below target level performance for all employees, including the NEOs. Overall, our NEOs were paid between 48.8% and 82.5% of their target bonus opportunity for fiscal 2008 based on the achievement of between minimum and target EBITDA based targets and the failure to achieve the minimum payout threshold for total revenue.

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2008 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2008 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

Long-term incentives

The Compensation Committee believes that it is essential to align the interests of the executives and other key management personnel responsible for our growth with the interests of our stockholders. The Compensation Committee has also identified the need to retain tenured, high performing executives. The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the objectives of enhancing our value, as set forth in the WS Midway Holdings, Inc. Stock Option Plan (the “Stock Option Plan”).

The board of directors of D&B Holdings awarded stock options to the NEOs during fiscal 2006 and made additional awards of stock options only to certain NEOs in fiscal 2007 in order to equalize the equity compensation among the NEOs as additional shares became available for grants under the Stock Option Plan following certain forfeitures. The Stock Option Plan was established, generally, to compensate option recipients for working to increase our value.

There have been two separate stock option grants to our NEOs. The date of grant and the exercise price of the stock option awards were established on the date of the board of directors’ meeting. The exercise price was established by the board of directors of D&B Holdings and supported by an independent valuation.

In general, we provide our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. The mix of service-vested and performance-vested stock options varies among the NEOs. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. A majority of the stock options granted have a performance-based vesting feature. The options with service-based vesting typically vest ratably over a five-year period with 20% vesting on the first anniversary of the grant date. With respect to service-based options granted on December 11, 2006, the options vest ratably over a five-year period commencing on March 8, 2007. The options with performance-based vesting generally do not have any value to the recipient unless and until (1) there is a sale of D&B Holdings (or other defined liquidity event) and (2) Wellspring achieves a stipulated internal rate of return (15% or 25% depending on the applicable option grant) on its initial investment.

There are 1,314.16 shares available for issuance under the Stock Option Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

The Compensation Committee will review long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Other benefits

Retirement Benefits. Our employees, including our NEOs, are eligible to participate in the 401(k) retirement plan on the same basis as other employees. However, tax regulations impose a limit on the amount of compensation that may be deferred for purposes of retirement savings. As a result, we established the Select Executive Retirement Plan (the “SERP”). See “—2008 Nonqualified deferred compensation” for a discussion of the SERP.

Perquisites and Other Benefits. We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest, including car allowances, country club memberships, company-paid financial counseling and tax preparation services and supplemental medical benefits. See “—2008 Summary compensation table.”

Severance Benefits. We have entered into employment agreements with each of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination or adverse job changes. See “—Employment agreements.”

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the management of the Company. Based on that review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Greg S. Feldman, Chair	Daniel Y. Han	Carl M. Stanton

2008 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2008 to or for each person serving as our NEOs at the end of 2008.

Name and Principal Position	Year	Salary ($) (1)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(3) ($)	Total ($)
Stephen M. King (CEO)	2008	600,000	253,216	146,250	39,556	1,039,022
	2007	600,000	347,463	422,250	43,703	1,413,416
	2006	338,462	102,072	220,000	24,768	685,302

Brian A. Jenkins (SVP and CFO)	2008	300,000	134,149	73,125	39,225	546,499
	2007	278,777	173,944	196,190	25,320	674,231
	2006	42,308	39,745	22,377	2,970	107,400

Starlette Johnson (President and COO)	2008	400,000	217,044	97,500	18,318	732,862
	2007	396,154	297,828	281,500	21,666	997,148
	2006	246,634	87,491	206,250	17,472	557,847

Jeffrey C. Wood (SVP and Chief Development Officer)	2008	310,000	82,051	127,875	39,998	559,924
	2007	304,231	122,443	205,375	42,874	674,923
	2006	204,231	39,745	165,000	17,476	426,452

Jay L. Tobin (SVP, General Counsel and Secretary)	2008	306,819	80,302	75,319	39,201	501,641
	2007	292,308	105,064	211,125	37,048	645,545
	2006	194,231	25,164	137,500	21,904	378,799

(1)	Base salary for each of our NEOs for fiscal 2006 reflects less than a full year of employment. See “Management—Directors and Executive Officers.” The following salary deferrals were made under the SERP in 2008: Mr. King, $36,000; Mr. Jenkins, $18,225; Mr. Wood, $68,558; and Mr. Tobin, $18,409.
(2)	Amounts in this column reflect the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes as of the end of the fiscal year indicated, in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments” (SFAS 123R). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 1 to our audited financial statements included elsewhere in this Report.

(3)	The following table sets forth the components of “All other compensation:”

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Company Contributions to Retirement & 401(K) Plans($)	Total ($)
Stephen M. King	2008	10,000	1,265	3,120	7,171	18,000	39,556
	2007	10,000	1,215	3,120	11,599	17,769	43,703
	2006	8,462	—	2,640	3,512	10,154	24,768

Brian A. Jenkins	2008	10,000	1,650	3,120	15,343	9,112	39,225
	2007	10,000	—	3,120	3,950	8,250	25,320
	2006	1,538	—	480	—	952	2,970

Starlette Johnson	2008	10,000	—	3,120	4,048	1,150	18,318
	2007	10,000	5,470	3,120	1,937	1,139	21,666
	2006	6,577	2,953	2,052	2,862	3,028	17,472

Jeffrey C. Wood	2008	10,000	—	3,120	16,786	10,092	39,998
	2007	10,000	950	3,120	18,263	10,541	42,874
	2006	6,923	1,150	2,160	1,186	6,057	17,476

Jay L. Tobin	2008	10,000	5,000	3,120	10,647	10,434	39,201
	2007	10,000	5,000	3,120	9,063	9,865	37,048
	2006	7,692	—	2,400	6,283	5,529	21,904

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

The following table shows the grants of plan-based awards to the named executive officers in fiscal 2008.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Stephen M. King	150,000	300,000	450,000

Brian A. Jenkins	75,000	150,000	225,000

Starlette Johnson	100,000	200,000	300,000

Jeffrey C. Wood	77,500	155,000	232,500

Jay L. Tobin	77,250	154,500	231,750

(1)	All such payouts are pursuant to our fiscal 2008 Incentive Plan, as more particularly described under “—Annual incentive plan” above and actual payouts are recorded under “Non-equity incentive plan compensation” in the “—2008 summary compensation table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
	Exercisable(1)	Unexercisable
Stephen M. King	420.39	630.58	3,523.83	1,000	3/08/2016

Brian A. Jenkins	180.17	270.25	803.69	1,000	3/08/2016
	60.06	240.22	300.28	1,045	5/11/2017

Starlette Johnson	360.33	540.50	3,020.44	1,000	3/08/2016

Jeffrey C. Wood	180.17	270.25	803.69	1,000	3/08/2016

Jay L. Tobin	120.11	180.17	300.28	1,000	3/08/2016
	30.03	120.11	503.40	1,045	5/11/2017

(1)	The listed options were granted under the Stock Option Plan. Of the service-based portions of such options, the options vest ratably over a five-year period commencing on the first anniversary of the date of grant. With respect to service-based options granted on December 11, 2006, the options vest ratably over a five-year period commencing on March 8, 2007.
(2)	The performance-based portion of such options shall vest only upon a “sale” of D&B Holdings or upon certain other liquidity events, and then if and only if, Wellspring achieves a designated internal rate of return on its initial investment.

2008 NONQUALIFIED DEFERRED COMPENSATION

The SERP is an unfunded defined contribution plan designed to permit a select group of management or highly compensated employees to set aside additional retirement benefits on a pre-tax basis. The SERP has a variety of investment options similar in type to our 401(k) plan. Any employer contributions to a participant’s account vest in equal portions over a five-year period, and become immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined in the plan). Pursuant to Section 409A of the Internal Revenue Code, however, such distribution cannot be made to certain employees of a publicly traded corporation before the earlier of six months following the employee’s termination date or the death of the employee. Withdrawals from the SERP may be permitted in the event of an unforeseeable emergency.

The following table shows contributions to each NEO’s deferred compensation account in 2008 and the aggregate amount of such officer’s deferred compensation as of February 1, 2009.

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	36,000	18,000	(47,971)	—	89,663

Brian A. Jenkins	18,225	9,112	1,050	—	56,730

Starlette Johnson	—	—	(2,879)	—	6,387

Jeffrey C. Wood	68,558	8,227	(76,497)	—	179,165

Jay L. Tobin	18,409	9,205	(12,260)	—	59,469

(1)	Amounts are included in the “Salary” column of the “—2008 Summary compensation table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—2008 Summary compensation table.”

Employment Agreements

During fiscal 2008, we entered into amended and restated employment agreements with our NEOs to reflect the current compensation arrangements of each of the NEOs and to update such agreements for regulatory compliance. The employment agreement for each NEO provides for an initial term of two years, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO is entitled to a minimum base salary and shall receive an annual salary increase commensurate with such officer’s performance during the year, as determined by annual performance evaluations. Our NEOs are also entitled to participate in our Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. Officers are entitled to receive an annual automobile allowance, an allowance for country club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a standard confidentiality covenant.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the NEOs under the Stock Option Plan and the employment agreements following a termination of employment or change in control.

Stock option plan

Pursuant to the Stock Option Plan, an executive officer who dies, becomes disabled, or leaves us for any reason will be eligible to retain all vested stock options (or such options shall be passed to such employee’s estate or personal representative). Any unvested stock options shall be terminated. Upon a sale or liquidity event as more particularly described in the Stock Option Plan, all service-based stock options shall become vested and immediately exercisable and all performance-based stock options shall become vested and, subject to certain other performance requirements set forth in the Stock Option Plan, immediately exercisable.

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2008 Nonqualified deferred compensation.”

Resignation. If an executive officer resigns from employment with us, such officer is not eligible for any further payments of salary, bonus, or benefits and such officer shall only be entitled to receive that compensation which has been earned by the officer through the date of termination.

Involuntary Termination Not for Cause. In the event of involuntary termination of employment other than for Cause (as defined in the employment agreements), an executive officer would be entitled to 12 months of severance pay at such officer’s then-current base salary, the pro rata portion of the annual bonus, if any, earned by the officer for the then-current fiscal year, 12 months continuation of such officer’s automobile allowance, and monthly payments for a period of six months equal to the monthly premium required by such officers to maintain health insurance benefits provided by our group health insurance plan, in accordance with the requirements of the Consolidated Omnibus Budget Reconciliation Act of 1985.

Termination for Cause. In the event of termination for Cause, the officer is not eligible for any further payments of salary, bonus, or benefits and shall be only entitled to receive that compensation which has been earned by the officer through the date of termination.

Termination for good reason. In the event the employee chooses to terminate his or her employment for reasons such as material breach of the employment agreement by us, relocation of the office where the officer performs his or her duties, assignment to the officer of any duties, authority, or responsibilities that are materially inconsistent with such officer’s position, authority, duties or responsibilities or other similar actions, such officer shall be entitled to the same benefits described above under “—Involuntary Termination Not for Cause.”

Death or disability. The benefits to which an officer (or such officer’s estate or representative) would be entitled in the event of death or disability are as described above under “—Involuntary Termination Not for Cause.” However, the amount of salary paid to any such disabled officer shall be reduced by any income replacement benefits received from the disability insurance we provide.

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (which includes a “sale” of D&B Holdings (as defined in the Stock Option Plan) and certain other liquidity events) had occurred as of February 1, 2009 (the last day of fiscal 2008).

Name	Benefit	Resignation($)	Termination W/Out Cause($)	Termination With Cause($)	Termination With Good Reason($)	Death/ Disability($)	Change in Control ($)
Stephen M. King	Salary	—	600,000	—	600,000	600,000	—
	Bonus(1)	—	300,000	—	300,000	300,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,575	—	10,575	10,575	—
	Vacation	—	46,154	—	46,154	46,154	—
	Deferred Compensation	77,958	77,958	77,958	77,958	89,663	89,663

Starlette Johnson	Salary	—	400,000	—	400,000	400,000	—
	Bonus(1)	—	200,000	—	200,000	200,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	3,305	—	3,305	3,305	—
	Vacation	—	30,769	—	30,769	30,769	—
	Deferred Compensation	5,121	5,121	5,121	5,121	6,387	6,387

Brian A. Jenkins	Salary	—	300,000	—	300,000	300,000	—
	Bonus(1)	—	150,000	—	150,000	150,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,575	—	10,575	10,575	—
	Vacation	—	23,077	—	23,077	23,077	—
	Deferred Compensation	45,384	45,384	45,384	45,384	56,730	56,730

Jeffrey C. Wood	Salary	—	310,000	—	310,000	310,000	—
	Bonus(1)	—	155,000	—	155,000	155,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,575	—	10,575	10,575	—
	Vacation	—	23,846	—	23,846	23,846	—
	Deferred Compensation	169,541	169,541	169,541	169,541	179,165	179,165
							—

Jay L. Tobin	Salary	—	309,000	—	309,000	309,000	—
	Bonus(1)	—	154,500	—	154,500	154,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,575	—	10,575	10,575	—
	Vacation	—	23,769	—	23,769	23,769	—
	Deferred Compensation	51,442	51,442	51,442	51,442	59,469	59,469

(1)	Accrued and unpaid non-equity incentive compensation payable pursuant to our 2008 Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 1, 2009, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding stock of WS Midway.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the WS Midway Stock Option Plan as of February 1, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	17,762.30	$1,003.84	1,314.16

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	17,762.30	$1,003.84	1,314.16

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions, and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2008, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement. During fiscal 2008, we paid approximately $1,184 for the third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

Information about the independence of our non-management directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young has no direct or indirect interest in the Company. Ernst & Young has been the Company’s independent registered public accounting firm since 1995. The following table sets forth the fees for professional audit services provided by Ernst & Young for the fiscal years ended February 1, 2009 and February 3, 2008:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$934,986	$595,255
Audit-Related Fees (2)	6,306	17,275
Tax Fees (3)	35,515	9,435
All Other Fees	—	—

Total	$976,807	$621,965

(1)

Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings. In fiscal year 2008, we incurred $319,986 in fees associated with SEC filings for a potential initial public offering.

(2)	Includes fees for services related to various accounting consultations, including consultations related to the Company’s implementation of Sarbanes-Oxley Section 404 in the 2007 fiscal year.
(3)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state, and local returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For Fiscal 2008, 100 percent of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young were compatible with the firm’s independence and the conduct of its auditing function.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and Ernst & Young, the independent registered public accounting firm, our audited financial statements as of and for the year ended February 1, 2009. We have also discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

We have received and reviewed the written disclosures and the letter from Ernst & Young required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young’s communications with the Audit Committee concerning independence, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K.

Daniel Y. Han, Chairman	Greg S. Feldman	Carl M. Stanton

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
See Pages F-1 to F-20 of this Report.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.,
a Missouri Corporation

Date: April 16, 2009	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 16, 2009.

	Signature	Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Starlette Johnson	President, Chief Operating Officer and Director
Starlette Johnson

By:	/s/ Greg S. Feldman	Chairman of the Board
Greg S. Feldman

By:	/s/ Daniel Y. Han	Director
Daniel Y. Han

By:	/s/ Carl M. Stanton	Director
Carl M. Stanton

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Buster’s, Inc.

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended February 1, 2009 (successor), the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), and the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. and subsidiaries at February 1, 2009 and February 3, 2008, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended February 1, 2009 (successor), the 334 days in the period from March 8, 2006 to February 4, 2007 (successor), and the 37 days in the period from January 30, 2006 to March 7, 2006 (predecessor), in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Dallas Texas

April 13, 2009

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 1, 2009	February 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,534	$19,046
Inventories	15,105	15,002
Prepaid expenses	7,750	8,083
Deferred income taxes	5,304	5,733
Income tax receivable	2,254	—
Other current assets	206	2,676

Total current assets	39,153	50,540
Property and equipment, net	296,805	296,974
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	16,121	19,832

Total assets	$480,936	$496,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$500	$1,000
Accounts payable	18,886	22,019
Accrued liabilities	54,497	54,029
Income taxes payable	466	4,158

Total current liabilities	74,349	81,206
Deferred income taxes	17,915	21,688
Deferred occupancy costs	56,572	50,524
Other liabilities	10,827	9,654
Long-term debt, less current installments (Note 6)	229,250	242,375
Commitment and contingencies (Note 11)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of February 1, 2009 and February 3, 2008	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,346	110,466
Accumulated comprehensive income (loss)	(34)	1,194
Retained earnings (deficit)	(19,289)	(20,904)

Total stockholders’ equity	92,023	90,756

Total liabilities and stockholders’ equity	$480,936	$496,203

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period from January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$284,779	$293,097	$256,616	$27,562
Amusement and other revenues	248,579	243,175	203,176	22,847

Total revenues	533,358	536,272	459,792	50,409
Cost of food and beverage	70,520	72,493	64,549	7,111
Cost of amusement and other	34,218	34,252	28,999	3,268

Total cost of products	104,738	106,745	93,548	10,379
Operating payroll and benefits	139,508	144,920	130,123	14,113
Other store operating expenses	174,179	171,627	147,295	15,323
General and administrative expenses	34,546	38,999	35,055	3,829
Depreciation and amortization expense	49,652	51,898	43,892	4,328
Pre-opening costs	2,988	1,002	3,470	880

Total operating costs	505,611	515,191	453,383	48,852

Operating income	27,747	21,081	6,409	1,557
Interest expense, net	26,177	31,183	27,064	649

Income (loss) before provision for income taxes	1,570	(10,102)	(20,655)	908
(Benefit) provision for income taxes	(45)	(1,261)	(8,592)	422

Net income (loss)	$1,615	$(8,841)	$(12,063)	$486

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, January 29, 2006 (Predecessor)	13,722,750	$137	$125,312	$(1,846)	$2,180	$345	$79,092	$205,220
Net earnings	—	—	—	—	—	—	486	486
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(3)	—	(3)

Comprehensive income	—	—	—	—	—	—	—	483
Stock option exercises	5,000	—	528	—	—	—	—	528
Tax benefit related to stock option exercises	—	—	10	—	—	—	—	10
Stock-based compensation	—	—	25	—	—	—	—	25
Amortization of restricted stock awards	—	—	—	—	61	—	—	61
Merger transaction	(13,727,750)	$(137)	$(125,875)	$1,846	$(2,241)	$(342)	$(79,578)	$(206,327)

Balance, March 8, 2006 (Successor)	—	—	—	—	—	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	100	—	108,514	—	—	—	—	108,514
Net loss	—	—	—	—	—	—	(12,063)	(12,063)
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(184)	—	(184)

Comprehensive loss	—	—	—	—	—	—	—	(12,247)
Stock-based compensation	—	—	438	—	—	—	—	438

Balance, February 4, 2007	100	—	$108,952	—	—	$(184)	$(12,063)	$96,705

Net loss	—	—	—	—	—	—	(8,841)	(8,841)
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	1,378	—	1,378

Comprehensive loss	—	—	—	—	—	—	—	(7,463)
Stock-based compensation	—	—	1,514	—	—	—	—	1,514

Balance, February 3, 2008	100	—	$110,466	—	—	$1,194	$(20,904)	$90,756

Net earnings	—	—	—	—	—	—	1,615	1,615
Unrealized foreign currency translation gain (loss) (net of tax)	—	—	—	—	—	(1,228)	—	(1,228)

Comprehensive income	—	—	—	—	—	—	—	387
Stock-based compensation	—	—	880	—	—	—	—	880

Balance February 1, 2009	100	—	$111,346	—	—	$(34)	$(19,289)	$92,023

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period from March 8, 2006 to February 4, 2007	37-Day Period from January 30, 2006 to March 7, 2006
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$1,615	$(8,841)	$(12,063)	$486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	49,652	51,898	43,892	4,328
Deferred income tax	(3,344)	(5,996)	(10,342)	(767)
Stock-based compensation charges	880	1,514	438	25
Other, net	1,180	1,847	(34)	99
Changes in assets and liabilities:
Inventories	(103)	(1,854)	(607)	(72)
Prepaid expenses	333	(1,277)	(3,652)	(169)
Income tax receivable	(2,254)	—	—	—
Other current assets	5,949	230	889	(1)
Other assets and deferred charges	2,111	974	3,230	(66)
Accounts payable	(3,103)	2,823	1,055	(3,916)
Accrued liabilities	(769)	8,136	15,668	6,918
Income taxes payable	(3,692)	107	(5)	1,183
Deferred occupancy costs	2,569	502	797	2,502
Other liabilities	1,173	510	4,412	191

Net cash provided by operating activities	52,197	50,573	43,678	10,741

Cash flows from investing activities:
Capital expenditures	(49,254)	(31,355)	(31,943)	(10,600)
Proceeds from sales of property and equipment	170	456	721	—
Merger with WS Midway	—	—	(338,239)	—
Proceeds from sale leaseback	—	—	28,357	—

Net cash used in investing activities	(49,084)	(30,899)	(341,104)	(10,600)

Cash flows from financing activities:
Borrowings of predecessor debt	—	—	—	6,000
Repayments of predecessor debt	—	—	(51,137)	(6,439)
Borrowings under senior credit facility	24,000	13,000	143,500	—
Repayments under senior credit facility	(22,625)	(24,000)	(64,125)	—
Borrowings under senior notes	—	—	175,000	—
Repayments under senior notes	(15,000)	—	—	—
Initial investment by WS Midway Acquisition Sub, Inc. and affiliates	—	—	108,100	—
Debt issuance costs	—	—	(11,352)	—
Proceeds from exercises of stock options	—	—	—	528

Net cash provided by (used in) financing activities	(13,625)	(11,000)	299,986	89

Increase (decrease) in cash and cash equivalents	(10,512)	8,674	2,560	230
Beginning cash and cash equivalents	19,046	10,372	7,812	7,582

Ending cash and cash equivalents	$8,534	$19,046	$10,372	$7,812

Supplemental disclosures of cash flow information:
Cash paid for income taxes-net of refunds	$9,005	$4,388	$1,219	$—
Cash paid for interest, net of amounts capitalized	$25,650	$26,399	$16,227	$878

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of D&B Holdings, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82% and 18%, respectively, of the outstanding capital stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than all of the common stock of Dave & Buster’s, Inc. Dave & Buster’s, Inc. continues as the same legal entity after the Merger. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the period preceding the Merger (“Predecessor”) and those of D&B Holdings for the period succeeding the Merger (“Successor”), respectively. The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and have been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger is allocated to record the assets acquired and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and Predecessor and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

As of February 1, 2009, we operated 52 high-volume entertainment and dining venues. Our one industry segment is the ownership and operation of entertainment and dining venues under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to Fiscal 2008 relate to the 52-week period ending on February 1, 2009. All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008. Fiscal 2006 is comprised of the 334-day period ended February 4, 2007 of the Successor and the 37-day period ended March 7, 2006 of the Predecessor, respectively. All references to Fiscal 2006 relate to the combined 53-week period ending on February 4, 2007. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

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

Inventories—Inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusements inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations. Inventories consist of the following:

	February 1, 2009	February 3, 2008
Operating unit - food and beverage	$2,877	$2,751
Operating unit - amusements	6,785	7,150
Corporate supplies, warehouse and other	5,443	5,101

	$15,105	$15,002

Property and equipment—Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in fiscal years 2008, 2007, and 2006 were $522, $151, and $322, respectively.

Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Depreciation expense totaled $48,052, $50,298 and $46,743 in fiscal 2008, 2007, and 2006, respectively. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of the property and equipment are impaired. We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

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

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. These trademarks are amortized over their estimated life of five years. As of February 1, 2009 and February 3, 2008, we had trademarks of $3,323 and $4,923, respectively, included in other assets and deferred charges. The following table details amounts relating to those assets:

	February 1, 2009	February 3, 2008
Trademarks, at cost	$8,000	$8,000
Less accumulated amortization	(4,677)	(3,077)

Trademarks, net	$3,323	$4,923

Amortization expense related to trademarks totaled $1,600, $1,600, and $1,477, for fiscal years 2008, 2007, and 2006, respectively. Total estimated amortization expense for future years is currently estimated as follows:

2009	1,600
2010	1,600
2011	123

Total amortization	$3,323

Deferred financing costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are included in other assets and deferred charges and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets:

	February 1, 2009	February 3, 2008
Balance at beginning of year	$8,066	$9,876
Write-off during period due to prepayments of principal	(429)	(214)
Amortization during period	(1,505)	(1,596)

Balance at end of year	$6,132	$8,066

Scheduled amortization for future years, assuming no further prepayment of principal is as follows:

2009	$1,464
2010	1,464
2011	1,151
2012	1,118
2013 and beyond	935

Total amortization	$6,132

Income taxes. We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Initial derecognition amounts are reported as adjustments to retained earnings on the effective date. We analyzed our tax positions as of February 5, 2007 and determined that the implementation of FIN 48 has no material impact on our financial statements.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to FIN 48. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of February 1, 2009, we have recorded a $4,676 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with SFAS 109, “Accounting for Income Taxes.” If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

Predecessor share-based expense—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments,” (“SFAS 123R”). The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. We adopted SFAS 123R as of the beginning of the first quarter of fiscal 2006 using the modified prospective method; accordingly, we have not restated prior period amounts presented herein. We recorded non-cash charges for stock compensation of approximately $25 in the period from January 30, 2006 to March 7, 2006.

Successor share-based expense—In December 2006, the members of the board of directors of D&B Holdings approved the adoption of D&B Holdings stock option plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings. The expense associated with share-based equity awards granted in fiscal 2007 and 2006, as more fully described in Note 9 have been calculated as required by SFAS 123R. No options were granted in 2008. The expected term of the options is based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. We have not paid dividends in the past and do not plan to pay any dividends in the near future. The significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

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

Foreign currency translation—The financial statements related to the operations of our Toronto unit are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in shareholders’ equity as a component of comprehensive income.

Revenue recognition—Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits, which we believe our guests will utilize in the future.

Food and beverage cost of products—Our dependence on a small number of suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. We have entered into a long-term contract with U.S. Foodservice, Inc. which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and chemical supplies. The loss of this distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our units, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our units and cause us to remove certain items from our menu. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices.

Amusements costs of products—Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our “Winner’s Circle.” Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising expenses were $26,605, $25,309, and $19,032 for 2008, 2007, and 2006, respectively.

Pre-opening costs—Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing units, including the cost of feasibility studies, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

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

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for fiscal years 2008, 2007, and 2006 were $(1,228), $1,378, and $(187), respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 as of February 4, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and

Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, our first quarter 2009. We are currently evaluating the impact with respect to our interest rate swap contract.

Note 2: Acquisition of Dave & Buster’s, Inc.

Dave & Buster’s was acquired on March 8, 2006 by D&B Holdings through the Merger. Affiliates of Wellspring and HBK control approximately 82% and 18%, respectively, of the outstanding capital stock of D&B Holdings.

At the effective time of the Merger, the following events occurred:

1.	All outstanding shares of Dave & Buster’s common stock (including those issued upon the conversion of its convertible subordinated notes) were converted into the right to receive $18.05 per share without interest, less any applicable withholding taxes;

2.	Holders of up to approximately 2.6 million shares of Dave & Buster’s common stock exercised dissenters’ rights and initiated proceedings under Section 351.455 of the General and Business Corporation Law of Missouri to demand fair value with respect to their shares.

3.	All outstanding options or warrants to acquire Dave & Buster’s common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05, without interest, less any applicable withholding taxes; and

4.	To the extent not converted into shares of Dave & Buster’s common stock, we redeemed for cash the convertible subordinated notes due 2008 and the indenture governing the convertible notes ceased to have any effect.

On July 10, 2006, we reached an agreement with all dissenting shareholders of Dave & Buster’s which provided, among other things, for the permanent and irrevocable settlement of all claims among the parties. The terms of the settlement included the payment of approximately $51,733 to the shareholders in accordance with the terms of the settlement agreement.

The Merger resulted in a change in ownership of 100% of the outstanding common stock of Dave & Buster’s and is being accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger has been allocated to record the assets acquired and liabilities assumed based on their fair value.

Indefinite lived intangibles include trade names in the amount of $63,000 and goodwill in the amount of $65,857 and are not subject to amortization, but instead are reviewed for impairment at least annually.

In connection with the Merger, the Successor expensed approximately $1,500 in Merger related costs, primarily a bridge funding fee that is recorded in the statement of operations for the 334-day period from March 8, 2006 to February 4, 2007 as interest expense.

Pro forma financial information—The following unaudited pro forma results of operations assumes that the Merger occurred on January 31, 2005. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results that may be obtained in the future. Pro forma adjustments reflect additional expenses incurred had the Merger occurred on January 31, 2005, consisting primarily of interest, depreciation and amortization expenses.

	February 4, 2007	January 29, 2006
Revenue	$510,201	$463,452
Net loss, pro forma	(12,544)	(16,480)
Pro forma adjustments	(967)	(20,768)

Net income (loss), as reported	$(11,577)	$4,288

Related party transaction—We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The agreement also provides for the dollar-for-dollar reimbursement of certain third-party expenses paid by Wellspring on behalf of the Company. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2008, 2007 and 2006, we paid the Wellspring affiliate $750, $750 and $679, respectively under the terms of the expense reimbursement agreement. During fiscal 2008, we paid approximately $1,184 for third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

Note 3: Acquisitions and Disposals

On November 15, 2006, we completed the sale and simultaneous leaseback of the land and buildings of three owned facilities located in the states of Florida, Illinois and Ohio. The gross proceeds of $29,600 approximated the carrying value of the assets. Subsequent to the transaction, we paid down approximately $20,000 on the Company’s senior credit and revolving credit facilities after a $5,000 holdback for reinvestment.

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

Note 4: Property and Equipment

Property and equipment consist of the following:

	Estimated Depreciable Lives (In Years)	February 1, 2009	February 3, 2008
Land	—	$385	$385
Buildings	Shorter of 40 or ground lease term	20,808	15,778
Leasehold and building improvements	Shorter of 20 or lease term	255,546	236,885

Furniture, fixtures and equipment	5-10	87,806	77,007
Games	5	62,307	55,042
Construction in progress	—	8,806	4,260

Total cost		435,658	389,357
Less accumulated depreciation		(138,853)	(92,383)

Property and equipment, net		$296,805	$296,974

Note 5: Accrued Liabilities

Accrued liabilities consist of the following:

	February 1, 2009	February 3, 2008
Compensation and benefits	$10,271	$12,547
Interest	11,279	12,114
Deferred amusement revenue	7,609	4,517
Amusement redemption liability	3,627	3,806
Deferred gift card revenue	3,930	3,479
Sales and use taxes	4,103	2,694
Accrued severance	2,104	2,253
Customer deposits	1,706	2,116
Other	9,868	10,503

Total accrued liabilities	$54,497	$54,029

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	February 1, 2009	February 3, 2008
Senior credit facility—revolving	$2,000	$—
Senior credit facility—term	67,750	68,375
Senior notes	160,000	175,000

	229,750	243,375
Less current installments	500	1,000

Long-term debt, less current installments	$229,250	$242,375

In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in U.S. Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility will be used to provide financing for working capital and general corporate purposes. As of February 1, 2009, in addition to the borrowings indicated above, we had $7,161 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 7.49 percent at February 1, 2009.

Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts aggregating $73,400 at February 1, 2009 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the agreements. The agreements have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense. The fair value of our swap positions ($3,981 liability as of February 1, 2009) was determined by third parties based on inputs defined by SFAS 157 as “significant unobservable inputs.” Based on these estimates, we recorded increases to interest expense of $171 for fiscal 2008 and $3,572 for fiscal 2007.

Our senior credit facility requires compliance with the following financial covenants: a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are initially required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of February 1, 2009. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.75:1.00 in the fourth quarter of fiscal 2009 and 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, the new senior credit facility includes negative covenants restricting or limiting the ability of D&B Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, make distributions or payments to affiliates outside the normal course of business and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

On August 17, 2006, certain covenants under the senior credit facility were amended. The main provisions of this amendment are as follows:

1.	Consent to enter into a sale-leaseback transaction on three fee owned properties, the proceeds of which would be used to pay down the outstanding balance of the term loan portion of the senior credit facility with up to $5,000 being available for reinvestment.

2.	For the purposes of satisfying negative covenants under the senior credit facility, (a) the amount of pre-opening costs to be added back to our net income would be increased from $5,000 to $7,500 for the year 2006, and (b) the amount of payments to employees under change in control contracts to be added back to our net income would be set at $10,000 through our 2007 fiscal year.

3.	The ability to utilize purchasing cards, and treat up to $5,000 of such purchasing card obligations as pari passu secured obligations.

In connection with the Merger, on March 8, 2006, Dave & Buster’s closed a placement of $175,000 aggregate principal amount of 11.25% senior notes. On September 22, 2006, Dave & Buster’s completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, as amended, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices of 105.625% (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. As of February 1, 2009, our $160,000 of senior notes had an approximate fair value of $91,200, based on quoted market prices.

Our senior credit facility allows us to repurchase our notes in an aggregate amount not to exceed $15,000. In September 2008, we retired notes with a principal amount of $15,000. Included in interest expense in fiscal 2008 is a $88 gain on the early extinguishment of debt and an additional expense of $429 related to the write off of a prorata portion of the transaction costs associated with note issuance.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. The senior notes are guaranteed by the domestic subsidiaries of Dave & Buster’s, Inc. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several. Additionally, the terms of the notes restrict our ability to make certain payments to affiliated entities.

The following table sets forth our future debt payment obligations as of February 1, 2009 (excluding repayment obligations under the revolving portion of our senior credit facility which expires on March 8, 2011):

Debt Outstanding at February 1, 2009
1 year or less	$500
2 years	836
3 years	982
4 years	49,135
5 years	16,297
Thereafter	160,000

Total future payments	$227,750

The following table sets forth our recorded interest expense:

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 To February 4, 2007	37 Day Period From January 30, 2006 To March 7, 2006
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gross interest expense	$27,221	$31,830	$27,744	$758
Capitalized interest	(522)	(151)	(253)	(70)
Interest income	(522)	(496)	(427)	(39)

Total interest expense	$26,177	$31,183	$27,064	$649

Note 7: Income Taxes

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 To February 4, 2007	37 Day Period From January 30, 2006 To March 7, 2006
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current expense
Federal	$3,611	$2,962	$1,302	$1,045
Foreign	(237)	—	—	—
State and local	305	1,772	448	144
Deferred expense (benefit)	(3,724)	(5,995)	(10,342)	(767)

Total provision (benefit) for income taxes	$(45)	$(1,261)	$(8,592)	$422

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	February 1, 2009	February 3, 2008
Deferred tax liabilities:
Property and equipment	$—	$138
Trademark/trade name	22,477	24,709
Prepaid expenses	454	443
Other	—	70

Total deferred tax liabilities	$22,931	$25,360

	February 1, 2009	February 3, 2008
Deferred tax assets:
Leasing transactions	$3,423	$2,158
Worker’s compensation and general liability insurance	3,182	2,813
Smallware supplies	751	781
Amusement redemption liability	3,870	2,869
Legal	351	987
Deferred compensation	1,083	777
Interest rate swap expense	1,571	1,422
Tax credit carryovers	57	323
Other	708	921

Total deferred tax assets	14,996	13,051

Valuation allowance for deferred tax assets - US	(4,434)	(3,370)
Valuation allowance for deferred tax assets - Canada	(242)	(276)

Total deferred tax assets net of valuation allowance	10,320	9,405

Net deferred tax liability	$12,611	$15,955

At February 1, 2009, we had a $4,676 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). Primarily as a result of our experiencing cumulative losses before income taxes for the three-year period ending February 1, 2009, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of February 1, 2009, we had no federal tax credit carryforwards for income tax purposes. There is a 20-year carryforward on general business credits.

On May 18, 2006, Texas enacted legislation changing its tax system essentially replacing the existing franchise tax with a broad, new tax based on taxable margin. The legislation included redefining the tax base, lowering the tax rate and extending the imposition of tax to numerous types of entities that were not previously subject to the franchise tax. As a result of the new legislation and in accordance with SFAS 109, we recorded an income tax expense of $228 for the fiscal year ended February 1, 2009.

As of February 1, 2009, we have approximately $2,946 of unrecognized tax benefits, including approximately $850 of penalties and interest. During the fifty-two week period ended February 1, 2009, we increased our unrecognized tax benefit by $611. This increase resulted primarily from an uncertain tax position taken on the fiscal 2005, 2006, and 2007 federal income tax returns filed. During the same time period, we reduced our unrecognized benefit by $337 as a result of the lapse of statutes of limitation for assessing tax in certain jurisdictions and $55 as a result of several miscellaneous adjustments. We do not currently anticipate any additional material changes in fiscal year 2009. We recognized additional interest and penalty expense of $178 associated with uncertain tax positions during the fifty-two week period ended February 1, 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2004.

The change in unrecognized tax benefits for the years ended February 1, 2009 and February 3, 2008 were as follows:

	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Balance at beginning of year	$2,727	$1,658
Additions for tax positions of prior years	611	326
Reductions for statute of limitations lapse	(337)	—
Reductions for tax positions of prior years	(55)	(148)
Additions for tax positions of current year	—	891

Balance at end of year	$2,946	$2,727

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended February 1, 2009 (Successor)	Fiscal Year Ended February 3, 2008 (Successor)	334-Day Period From March 8, 2006 to February 4, 2007 (Successor)	37-Day Period From January 30, 2006 March 7, 2006 (Predecessor)
Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(13.5)%	(7.8)%	1.7%	13.3%
Foreign taxes	(8.6)%	(0.8)%	0.1%	1.3%
Nondeductible expenses	49.7%	4.7%	(4.3)%	4.5%
Tax credits	(141.0)%	19.4%	9.1%	(10.7)%
Valuation allowance	67.8%	(33.4)%	0.0%	3.1%
Change in FIN48 reserve	13.9%	(10.6)%	—	—
Other	(6.2)%	6.0%	—	—

Effective tax rate	(2.9)%	12.5%	41.6%	46.5%

Our effective tax rate also differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes, Canadian income taxes, the change in our FIN 48 reserve, and the changes in the valuation allowance. The statutory Canadian corporate income tax rate is 19%.

Note 8: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For fiscal 2008, 2007, and 2006, rent expense for operating leases was $41,771, $40,634, and $40,304, respectively, including contingent rentals of $707, $1,121, and $1,197, respectively. At February 1, 2009 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2009	2010	2011	2012	2013	Thereafter	Total
$46,165	$47,319	$45,447	$45,886	$46,420	$322,522	$553,759

During 2000 and 2001, we completed the sale/leaseback of three complexes and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7 percent to 7.5 percent. At February 1, 2009, February 3, 2008 and February 4, 2007, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $4,105, $4,281 and $4,453, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2009	2010	2011	2012	2013	Thereafter	Total
$531	$489	$489	$489	$489	$3,868	$6,355

Note 9: Common Stock

Predecessor share-based expense—In June 2005, the Predecessor shareholders approved the adoption of the Dave & Buster’s 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”). The Predecessor had established the 2005 Incentive Plan allowing for the granting of incentive stock options, non-qualified stock options, restricted stock awards, and stock appreciation rights to officers, non-employee directors, and employees of the Company. A maximum of 600,000 shares of common stock were reserved for issuance under the 2005 Incentive Plan.

In 2005, the Predecessor issued 215,250 shares of restricted stock with market values of $17.57-$18.88. The total market value of the restricted shares, as determined at the date of issuance, is treated as unearned compensation and is charged to expense over the vesting period. The charge to expense for the restricted stock compensation was $61 in 2006.

In connection with the Merger, as more fully described in Note 2, all restricted Dave & Buster’s, Inc. common stock was converted into the right to receive $18.05 per share and all outstanding options to acquire the common stock vested and were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and $18.05. In March 2006, the 2005 Incentive Plan was terminated and no further grants were permitted to be made under the 2005 Incentive Plan. In 2006, we recorded share-based compensation expense related to the Predecessor stock option plan of $25.

Successor share-based compensation—In December 2006, the members of the board of directors of D&B Holdings approved the adoption of the D&B Holdings stock option plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings that are subject to either time-based vesting or performance-based vesting.

The various options provided for in the Stock Option Plan are as follows:

Series A Service-based Options

These options contain a service-based (or time-based) vesting provision, whereby the options will vest in five equal amounts. Upon sale of the Company or completion of the initial public offering, all service-based options will fully vest. The Series A Service-based options granted in 2006 and 2007 terminate on March 8, 2016 and May 11, 2017, respectively.

Series A Performance Options

These options contain a performance-based vesting provision, whereby the options will vest if Wellspring earns a 15 percent internal rate of return (“IRR”) on its investment in the Company at the time it sells such investment. If the 15 percent IRR is not achieved upon sale, then the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 15 percent. In the event that no sale or liquidity event occurs by March 8, 2011, a third party valuation will take place for purposes of determining whether the 15 percent IRR has been achieved in order to establish vesting of these options. The Series A performance Options granted in 2006 and 2007 terminate on March 8, 2016 and May 11, 2017, respectively.

Series B Performance Options

These options contain a similar performance-based vesting provision, whereby the options will vest if Wellspring earns a 25 percent IRR on its investment in the Company at the time it sells such investment. If the 25 percent IRR is not achieved upon sale, the value of the interests of the optionees will be reduced by an amount necessary to increase the IRR to 25 percent. These options do not contain a provision relating to a third party valuation, and therefore vest only upon a liquidity event. Upon the completion of the initial public offering, all performance-based options will fully vest. The Series B Performance Options granted in 2006 and 2007 terminate on March 8, 2016, and May 11, 2017, respectively.

Transactions during fiscal years 2008 and 2007 under the Stock Option Plan were as follows:

	February 1, 2009
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	6,005.54	$1,003.82	6,005.54	$1,003.82	7,065.38	$1,003.15
Granted	—	—	—	—	—	—
Forfeited	360.33	1,000.00	600.56	1,000.00	353.27	1,000.00

Options outstanding at end of year	5,645.21	1,004.07	5,404.98	1,004.25	6,712.11	1,003.32

Options exercisable at end of year	2,300.12	$1,002.00	—	$—	—	$—

	February 3, 2008
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	5,945.49	$1,000.00	5,945.49	$1,000.00	6,924.07	$1,000.00
Granted	510.47	1,045.00	510.47	1,045.00	494.58	1,045.00
Forfeited	450.42	1,000.00	450.42	1,000.00	353.27	1,000.00

Options outstanding at end of year	6,005.54	$1,003.82	6,005.54	$1,003.82	7,065.38	$1,003.15

Options exercisable at end of year	1,099.02	$1,000.00	—	$—	—	$—

We recorded share-based compensation expense related to our stock option plan of $880, $1,514 and $438 in fiscal 2008, 2007 and 2006, respectively. The unrecognized expense related to our stock option plan totaled approximately $1,745 as of February 1, 2009 and will be expensed over a weighted average 1.4 years. The weighted average grant date fair value per option granted in 2007 and 2006 was $256 and $290, respectively. The average remaining term for all options outstanding at February 1, 2009 is 7.2 years.

In the event that vesting of the unvested options is accelerated for any reason, the remaining unamortized share-based compensation would be accelerated. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation would be re-evaluated to determine if additional share-based compensation expense would be required for any changes in the underlying assumptions.

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0 percent to 100 percent of employee contributions, up to a maximum of 6 percent of eligible employee compensation, as defined. Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Our contributions to the 401(k) plan were $283, $269 and $240 for fiscal 2008, 2007, and 2006, respectively.

Note 11: Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. An agreement in principal to settle this dispute has been reached and final court approval of the settlement is expected by the end of the Company’s second fiscal quarter in 2009.

We have made the appropriate provision for settlement in the above matters in our 2008 financial statements. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

Note 12: Condensed Consolidating Financial Information

In connection with the Merger, we closed the placement of $175,000 aggregate principal amount senior notes as described in Note 6. The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $1,071 and $(3,170) respectively, for the 52-week period ended February 1, 2009 and $941 and $2,694, respectively for the 52-week period ended February 3, 2008. There are no restrictions on cash distributions from the non-guarantor subsidiary.

February 1, 2009:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$38,086	$1,067	$—	$39,153
Property and equipment, net	292,207	4,598	—	296,805
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,454	—	(3,454)	—
Other assets and deferred charges	16,045	76	—	16,121

Total assets	$478,649	$5,741	$(3,454)	$480,936

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$72,212	$2,137	$—	$74,349
Deferred income taxes	17,915	—	—	17,915
Deferred occupancy costs	56,422	150	—	56,572
Other liabilities	10,827	—	—	10,827
Long-term debt, less current installments (Note 3)	229,250	—	—	229,250
Stockholders’ equity	92,023	3,454	(3,454)	92,023

Total liabilities and stockholders’ equity	$478,649	$5,741	$(3,454)	$480,936

February 3, 2008:
	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$45,597	$4,943	$—	$50,540
Property and equipment, net	291,011	5,963	—	296,974
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,279	—	(3,279)	—
Other assets and deferred charges	19,734	98	—	19,832

Total assets	$488,478	$11,004	$(3,279)	$496,203

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$73,876	$7,330	$—	$81,206
Deferred income taxes	21,423	265	—	21,688
Deferred occupancy costs	50,394	130	—	50,524
Other liabilities	9,654	—	—	9,654
Long-term debt, less current installments (Note 3)	242,375	—	—	242,375
Stockholders’ equity	90,756	3,279	(3,279)	90,756

Total liabilities and stockholders’ equity	$488,478	$11,004	$(3,279)	$496,203

Note 13: Quarterly Financial Information (unaudited)

	Fiscal Year Ended February 1, 2009
	First Quarter 5/4/2008	Second Quarter 8/3/2008	Third Quarter 11/2/2008	Fourth Quarter 2/1/2009
Total revenues	$142,463	$136,238	$119,739	$134,918
Income (loss) before provision for income taxes	7,968	1,158	(9,299)	1,743
Net income (loss)	5,010	970	(5,726)	1,361

	Fiscal Year Ended February 3, 2008
	First Quarter 5/6/2007	Second Quarter 8/5/2007	Third Quarter 11/4/2007	Fourth Quarter 2/4/2008
Total revenues	$135,462	$131,665	$123,721	$145,424
Income (loss) before provision for income taxes	(2,014)	(1,548)	(9,981)	3,441
Net income (loss)	(837)	(681)	(11,279)	3,956

In 2008, we opened three locations: Plymouth Meeting, Pennsylvania in the second quarter and Arlington, Texas and Tulsa, Oklahoma in the fourth quarter. During 2007, we opened the Tempe location in the third quarter and converted two of our Jillian’s locations to the Dave & Buster’s brand. Pre-opening costs incurred in fiscal 2008 were $282, $960, $625 and $1,121 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred were $59, $299, $675 and $(31) in the first, second, third and fourth quarters of fiscal 2007, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of March 8, 2006 among the Registrant, the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as Trustee.(1)

4.2	Form of 11 1/4% Senior Notes due 2014 (included in Exhibit 4.1).

10.1	Credit Agreement dated as March 8, 2006, by and among WS Midway Holdings, Inc., the Registrant, as Borrower, 6131646 Canada, Inc., as Canadian Borrower, the Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, N.A. and CIT Lending Services Corporation, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.(1)

10.2	Form of Employment Agreement for Executive Officers.(3)

10.3	WS Midway Holdings, Inc. Stock Option Plan.(2)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(3)

21.1	Subsidiaries of the Registrant.(3)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Filed as an exhibit to registration statement on Form S-4 filed July 26, 2006, SEC File No. 333-136040, and incorporated herein by reference.
(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended February 4, 2007, and incorporated herein by reference.
(3)	Filed herewith.

E-1