Form 10-Q
period 2009-05-03
DAVE & BUSTERS INC
filed 2009-06-11
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 10, 2009, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING MAY 3, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 3, 2009	February 1, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,135	$8,534
Inventories	13,709	15,105
Prepaid expenses	10,251	7,750
Deferred income taxes	3,892	5,304
Income tax receivable	2,254	2,254
Other current assets	827	206

Total current assets	40,068	39,153
Property and equipment, net	292,478	296,805
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	15,499	16,121

Total assets	$476,902	$480,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 4)	$500	$500
Accounts payable	19,889	18,886
Accrued liabilities	43,923	54,497
Income taxes payable	4,924	466
Deferred income taxes	1,326	—

Total current liabilities	70,562	74,349
Deferred income taxes	13,183	17,915
Deferred occupancy costs	58,063	56,572
Other liabilities	10,745	10,827
Long-term debt, less current installments (Note 4)	227,125	229,250
Commitment and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of May 3, 2009 and February 1, 2009	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,355	111,346
Accumulated comprehensive income (loss)	(9)	(34)
Retained earnings (deficit)	(14,122)	(19,289)

Total stockholders’ equity	97,224	92,023

Total liabilities and stockholders’ equity	$476,902	$480,936

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended May 3, 2009	Thirteen Weeks Ended May 4, 2008
Food and beverage revenues	$71,000	$74,665
Amusement and other revenues	67,426	67,798

Total revenues	138,426	142,463
Cost of food and beverage	17,406	18,471
Cost of amusement and other	9,549	8,624

Total cost of products	26,955	27,095
Operating payroll and benefits	34,532	36,872
Other store operating expenses	42,604	43,179
General and administrative expenses	7,405	8,482
Depreciation and amortization expense	12,733	12,439
Pre-opening costs	1,146	282

Total operating costs	125,375	128,349

Operating income	13,051	14,114
Interest expense, net	5,549	6,146

Income before provision for income taxes	7,502	7,968
Provision for income taxes	2,335	2,958

Net income	$5,167	$5,010

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Thirteen Weeks Ended May 3, 2009	For the Thirteen Weeks Ended May 4, 2008
Cash flows from operating activities:
Net income	$5,167	$5,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,733	12,439
Deferred income tax expense	(1,994)	(1,862)
Stock-based compensation charges	10	295
Other, net	195	258
Changes in assets and liabilities:
Inventories	1,396	(638)
Prepaid expenses	(2,501)	(396)
Other current assets	(621)	511
Other assets and deferred charges	222	234
Accounts payable	1,003	(4,217)
Accrued liabilities	(10,574)	(9,811)
Income taxes payable	4,458	3,609
Deferred occupancy costs	1,491	1,419
Other liabilities	(82)	440

Net cash provided by operating activities	10,903	7,291

Cash flows from investing activities:
Capital expenditures	(8,177)	(8,209)
Proceeds from sales of property and equipment	—	33

Net cash used in investing activities	(8,177)	(8,176)

Cash flows from financing activities:
Repayments under senior secured credit facility	(2,125)	(250)

Net cash used in financing activities	(2,125)	(250)

Increase (decrease) in cash and cash equivalents	601	(1,135)
Beginning cash and cash equivalents	8,534	19,046

Ending cash and cash equivalents	$9,135	$17,911

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(76)	$1,218
Cash paid for interest, net of amounts capitalized	$10,409	$11,355

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of D&B Holdings, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than all of the common stock of Dave & Buster’s, Inc. Dave & Buster’s, Inc. continues as the same legal entity after the Merger. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc. and all wholly-owned subsidiaries, for the period preceding the Merger (“Predecessor”) and those of D&B Holdings for the period succeeding the Merger (“Successor”), respectively. The Merger transactions resulted in a change in ownership of 100 percent of our outstanding common stock and have been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger is allocated to record the assets acquired and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and Predecessor and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

As of May 3, 2009, we operated 53 high-volume entertainment and dining venues. Our one industry segment is the ownership and operation of entertainment and dining venues under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s,” which are located in the United States and Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2009 and 2008 relate to the thirteen-week periods ending on May 3, 2009 and May 4, 2008, respectively. All references to 2009 and 2008 relate to the 52-week periods ending on January 31, 2010 and February 1, 2009, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to timing of new unit openings and seasonality associated with the year-end holidays. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

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

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of complex tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly and, if necessary, adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended May 3, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At May 3, 2009, we estimate an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $2,353. This increase in valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released valuation allowance of $920 associated with those carryforwards and recorded the benefit as a discrete adjustment during the first quarter.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 3, 2009, we have accrued approximately $2,044 and $680 of unrecognized tax benefits and interest and penalties, respectively. During the first quarter of 2009, we increased our unrecognized tax benefits by $162. We do not currently anticipate any additional material changes in fiscal 2009. Recognition of interest and penalties are recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for the thirteen-week periods ended May 3, 2009 and May 4, 2008 were $25 and $(263), respectively.

Recent accounting pronouncements—On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for future business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 became effective for us on February 2, 2009. The impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have business combinations in the future. See additional discussion related to recent pronouncements on fair value and derivative instruments in Note 2 and Note 4, respectively.

Note 2: Fair Value

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy, that prioritizes the inputs used to measure fair value. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly of indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. Effective February 2, 2009, we adopted Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The disclosure requirements of SFAS 157 and FSP 157-2 as it relates to our interest rate swap contracts are presented below.

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

As discussed more fully in Note 4, the fair value of our interest rate swap contracts is determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at their discretion.

The following table presents our financial assets and liabilities as of May 3, 2009 that were measured at fair value on a recurring basis:

	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap contracts	—	$3,492	—

Note 3: Accrued liabilities

Accrued liabilities consist of the following:

	May 3, 2009	February 1, 2009
Compensation and benefits	$7,999	$10,271
Interest	6,123	11,279
Deferred amusement revenue	7,756	7,609
Amusement redemption liability	3,710	3,627
Deferred gift card revenue	3,351	3,930
Sales and use taxes	2,178	4,103
Accrued severance	1,727	2,104
Customer deposits	2,154	1,706
Other	8,925	9,868

Total accrued liabilities	$43,923	$54,497

Note 4: Long-Term Debt

Long-term debt consisted of the following:

	May 3, 2009	February 1, 2009
Senior credit facility—revolving	$—	$2,000
Senior credit facility—term	67,625	67,750
Senior notes	160,000	160,000

	227,625	229,750
Less current installments	500	500

Long-term debt, less current installments	$227,125	$229,250

Senior Credit Facility—In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in U.S. Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is used to provide financing for working capital and general corporate purposes. As of May 3, 2009, in addition to the borrowings indicated above, we had $7,161 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 7.02 percent at May 3, 2009.

Our senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.25:1.00 as of May 3, 2009. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.75:1.00 in the fourth quarter of fiscal 2009 and 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, our senior credit facility includes negative covenants restricting or limiting the ability of D&B Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, make distributions or payments to affiliates outside the normal course of business and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

Derivative instrument—We adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) as of February 2, 2009. SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are presented below.

At May 3, 2009, we held two interest rate swap contracts that expire in 2011. The interest rate swaps are utilized to change a portion of the variable rate debt on our senior credit facility to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts aggregating $59,100 at May 3, 2009 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the contracts. The contracts have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.

The fair value and balance sheet location of our derivative instrument is as follows:

	Liability Derivative
	May 3, 2009		February 1, 2009
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Accrued liabilities	$3,492	Accrued liabilities	$3,981

The effect of our derivative instrument on our consolidated statements of operations is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Thirteen Weeks Ended May 3, 2009	Thirteen Weeks Ended May 4, 2008
Interest rate swap contracts	Interest expense, net	$614	$423

Senior notes—In connection with the Merger, on March 8, 2006, Dave & Buster’s closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes (“notes”). On September 22, 2006, Dave & Buster’s completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, as amended) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the senior notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices of 105.625 percent (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. The senior notes are guaranteed by the domestic subsidiaries of Dave & Buster’s, Inc. The subsidiaries’ guarantee of the senior notes is full and unconditional and joint and several. Additionally, the terms of the senior notes restrict our ability to make certain payments to affiliated entities.

Debt obligations—The following table sets forth our future debt payment obligations as of May 3, 2009 (excluding repayment obligations under the revolving portion of our senior credit facility, which expires on March 8, 2011):

Debt Outstanding at May 3, 2009
1 year or less	$500
2 years	956
3 years	982
4 years	65,187
5 years	160,000
Thereafter	—

Total future payments	$227,625

The following table sets forth our recorded interest expense:

	Thirteen Weeks Ended May 3, 2009	Thirteen Weeks Ended May 4, 2008
Gross interest expense	$5,792	$6,467
Capitalized interest	(169)	(100)
Interest income	(74)	(221)

Total interest expense	$5,549	$6,146

Note 5: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. Two class action cases have been filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods. These two cases have been consolidated and coordinated because the potential class members are virtually identical. An agreement to settle this dispute has been reached and final court approval of the settlement was obtained on May 28, 2009.

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

The following table sets forth our lease commitments as of May 3, 2009:

Operating Lease Obligations at May 3, 2009
1 year or less	$44,806
2 years	45,486
3 years	45,080
4 years	45,492
5 years	46,011
Thereafter	311,340

$538,215

We have signed operating lease agreements for future sites located in Indianapolis, Indiana; Columbus, Ohio; and Milwaukee, Wisconsin for which the landlord has delivered access to the premises and therefore, the future obligations related to these locations are included in the table above. We have also signed an operating lease agreement for a future site located in Roseville,

California. Our commitments under this agreement are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

Note 6: Condensed Consolidating Financial Information

The senior notes (described in Note 4) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $161 and $(465), respectively, for the thirteen-week period ended May 3, 2009. For the comparable thirteen-week period ended May 4, 2008, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $194 and $640, respectively. There are no restrictions on cash distributions from the non-guarantor subsidiary.

May 3, 2009:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$38,934	$1,134	$—	$40,068
Property and equipment, net	288,079	4,399	—	292,478
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	4,159	—	(4,159)	—
Other assets and deferred charges	15,420	79	—	15,499

Total assets	$475,449	$5,612	$(4,159)	$476,902

Liabilities and stockholders’ equity:
Current liabilities	$69,276	$1,286	$—	$70,562
Deferred income taxes	13,183	—	—	13,183
Deferred occupancy costs	57,896	167	—	58,063
Other liabilities	10,745	—	—	10,745
Long-term debt, less current installments	227,125	—	—	227,125
Stockholders’ equity	97,224	4,159	(4,159)	97,224

Total liabilities and stockholders’ equity	$475,449	$5,612	$(4,159)	$476,902

February 1, 2009:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$38,086	$1,067	$—	$39,153
Property and equipment, net	292,207	4,598	—	296,805
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,454	—	(3,454)	—
Other assets and deferred charges	16,045	76	—	16,121

Total assets	$478,649	$5,741	$(3,454)	$480,936

Liabilities and stockholders’ equity:
Current liabilities	$72,212	$2,137	$—	$74,349
Deferred income taxes	17,915	—	—	17,915
Deferred occupancy costs	56,422	150	—	56,572
Other liabilities	10,827	—	—	10,827
Long-term debt, less current installments	229,250	—	—	229,250
Stockholders’ equity	92,023	3,454	(3,454)	92,023

Total liabilities and stockholders’ equity	$478,649	$5,741	$(3,454)	$480,936

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2009. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2009 and 2008 related to the thirteen week periods ended May 3, 2009 and May 4, 2008. All references to 2009 and 2008 relate to the 52-week periods ending on January 31, 2010 and February 1, 2009. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Merger

Dave & Buster’s, Inc. was acquired on March 8, 2006, by D&B Holdings through the Merger. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of D&B Holdings. We continue as the same legal entity after the Merger. The accompanying condensed consolidated statements of operations, stockholders’ equity, and cash flows present the results of operations and cash flows for us and our wholly-owned subsidiaries.

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

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues.    We derive revenues primarily from food, beverage, and amusement sales. For the thirteen weeks ended May 3, 2009, we derived 34.3 percent of our total revenue from food sales, 17.0 percent from beverage sales, 47.6 percent from amusement sales, and 1.1 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages, throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball as well as competitive racing, simulation games, and individual electronic games of skill. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players, and game systems. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new store openings, we currently anticipate spending approximately $4,000 on new games during fiscal 2009.

We believe that special events business is a very important component of our revenue, because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on this area through the in-store sales teams.

Cost of products.    Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items. During the first quarter of 2009, the cost of food products averaged 24.6 percent of food revenue and the cost of beverage products averaged 24.4 percent of beverage revenue. The amusement cost of products averaged 12.9 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Unit-level variability, quarterly fluctuations, seasonality, and inflation.    We have historically operated units varying in size from 29,000 to 66,000 square feet and have experienced significant variability among units in volumes, operating results and net investment costs. To facilitate further growth of our brand, we have developed a small unit format specifically designed to backfill existing markets and penetrate less densely populated markets. We believe that the 17,000 square foot small unit format will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new unit volumes and margins to be lower in the second and third full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. In fiscal 2008, we experienced fourth quarter total revenue levels that were below levels achieved in our second quarter. This shift from our historic pattern resulted from the strong reduction in consumer spending in response to difficult economic conditions. Management does not believe that the Company’s 2008 experience is indicative of a permanent change to our historic seasonal patterns.

We expect that volatile costs and uncertain economic conditions will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that our cost of products will remain stable or that federal or state minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

(dollars in thousands)	Thirteen Weeks Ended May 3, 2009		Thirteen Weeks Ended May 4, 2008
Food and beverage revenues	$71,000	51.3%	$74,665	52.4%
Amusement and other revenues	67,426	48.7	67,798	47.6

Total revenues	138,426	100.0	142,463	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,406	24.5	18,471	24.7
Cost of amusements and other (as a percentage of amusement and other revenues)	9,549	14.2	8,624	12.7

Total cost of products	26,955	19.5	27,095	19.0
Operating payroll and benefits	34,532	24.9	36,872	25.9
Other store operating expenses	42,604	30.8	43,179	30.3
General and administrative expenses	7,405	5.4	8,482	6.0
Depreciation and amortization expense	12,733	9.2	12,439	8.7
Pre-opening costs	1,146	0.8	282	0.2

Total operating costs	125,375	90.6	128,349	90.1

Operating income	13,051	9.4	14,114	9.9
Interest expense, net	5,549	4.0	6,146	4.3

Income before provisions for income taxes	7,502	5.4	7,968	5.6
Provision for income taxes	2,335	1.7	2,958	2.1

Net income	$5,167	3.7%	$5,010	3.5%

Cash provided by (used in):
Operating activities	$10,903		$7,291
Investing activities	(8,177)		(8,176)
Financing activities	(2,125)		(250)
Change in comparable store sales(1)		(7.9)%		3.8%
Stores open at end of period(2)	53		49
Comparable stores open at end of period	47		46

(1)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at May 3, 2009 includes our stores in Plymouth Meeting, Pennsylvania; Arlington, Texas; and Tulsa, Oklahoma, which opened on July 21, 2008, November 24, 2008 and January 12, 2009, respectively. Also included is our store in Richmond, Virginia, which opened on April 20, 2009.

Thirteen Weeks Ended May 3, 2009 Compared to Thirteen Weeks Ended May 4, 2008

Revenues

Total revenues decreased 2.8 percent, or $4,037 for first quarter of 2009 compared to the first quarter of 2008. Comparable stores revenue decreased 7.9 percent, or $11,102 for first quarter 2009 compared to first quarter 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(11,102)
Non comparable stores	6,879
Other	186

Total	$(4,037)

Food sales at comparable stores decreased by $4,067, or 8.4 percent from $48,333 in the first quarter of 2008 to $44,266 in the first quarter of 2009. Beverage sales at comparable stores decreased by $2,623, or 10.6 percent from $24,681 in the first quarter of

2008 to $22,058 in the first quarter of 2009. Comparable store amusement revenue in the first quarter of 2009 decreased by $3,931, or 6.0 percent from $65,800 in the first quarter of 2008 to $61,869 in the first quarter of 2009.

Comparable special events revenues accounted for 9.4 percent of consolidated comparable stores revenue for the first quarter of 2009 and 12.3 percent in the first quarter of 2008. This decline represented a 29.9 percent reduction in special event revenues in our comparable store set as we continued to experience greater restrictions in event related spending by our consumer base.

Our revenue mix was 51.3 percent for food and beverage and 48.7 percent for amusements and other for the first quarter of 2009. This compares to 52.4 percent and 47.6 percent, respectively, for the first quarter of 2008.

Cost of products

Cost of food and beverage decreased from $18,471 in the first quarter of 2008 to $17,406 in the first quarter of 2009. This decrease was primarily driven by lower sales levels in the current quarter compared to the first quarter of 2008. Cost of food and beverage declined 20 basis points to 24.5 percent of revenue for the first quarter of 2009 compared to 24.7 percent for the first quarter of 2008 primarily due to lower dairy and produce costs, partially offset by increases in protein costs.

Cost of amusement and other revenues increased from $8,624 in the first quarter of 2008 to $9,549 in the first quarter of 2009. The costs of amusements and other, as a percentage of amusements and other revenues increased 150 basis points to 14.2 percent of amusement and other revenue for the first quarter of 2009 compared to 12.7 percent for the first quarter of 2008. This increase was driven by an increase in promotional discounts of amusements during the quarter and increases in the cost of redemption items.

Operating payroll and benefits

Operating payroll and benefits decreased by $2,340, or 6.3 percent, from $36,872 in the first quarter of 2008 to $34,532 in the first quarter of 2009. Operating payroll and benefits declined 100 basis points to 24.9 percent of revenue for the first quarter of 2009 compared to 25.9 percent for the first quarter of 2008. This decrease was primarily driven by initiatives designed to reduce labor costs through both scheduling and operating efficiencies at our stores.

Other store operating expenses

Other store operating expenses decreased by $575, or 1.3 percent, from $43,179 in the first quarter of 2008 to $42,604 in the first quarter of 2009. Other store operating expenses increased 50 basis points to 30.8 percent for the first quarter of 2009 compared to 30.3 percent for the same period of 2008. Declines in other store operating expenses stemming from reduced sales volumes in the current quarter were partially offset by the deleveraging of the fixed components of our occupancy costs in the current quarter.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $1,077, or 12.7 percent, from $8,482 in the first quarter of 2008 to $7,405 in the first quarter of 2009, primarily due to reduced salary, benefits, and stock based compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $294, or 2.4 percent, from $12,439 in the first quarter of 2008 to $12,733 in the first quarter of 2009. This increase is driven by the opening of three new locations in the second and fourth quarters of 2008.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing complexes, including the cost of feasibility studies, occupancy costs incurred prior to opening, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $282 in the first quarter of 2008 to $1,146 in the first quarter of 2009. Pre-opening costs in the first quarter of 2009 principally relate to the recently opened store in Richmond, Virginia and costs associated with three additional locations slated for opening later in fiscal 2009 and fiscal 2010. Pre-opening costs in the first quarter of fiscal 2008 were primarily attributable to our store in Plymouth Meeting, Pennsylvania which opened in July 2008.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense decreased by $597 from $6,146 in the first quarter of 2008 to $5,549 in the first quarter of 2009. The decrease in interest expense is primarily attributed to reduced interest costs resulting from the early retirement of $15,000 of our senior notes in September 2008 and adjustments recorded to mark the interest rate swap contracts to their fair value.

Provision for income taxes

Provision for income taxes consisted of an income tax provision of $2,335 in the first quarter of 2009 and a tax provision of $2,958 in the first quarter of 2008. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended May 3, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At May 3, 2009, we estimate an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $2,353. This increase in valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released valuation allowance of $920 associated with those carryforwards and recorded the benefit as a discrete adjustment during the first quarter.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 3, 2009, we have accrued approximately $2,044 of unrecognized tax benefits, including approximately $680 of penalties and interest. During the first quarter of 2009, we increased our unrecognized tax benefit by $162. This decrease resulted primarily from an uncertain tax position taken in prior years. We do not currently anticipate any additional material changes in fiscal 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Recognition of interest and penalties are recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2004.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes, and borrowings under our senior credit facility. As of May 3, 2009, we had cash and cash equivalents of $9,135, a working capital deficit of $30,494 and outstanding debt obligations of $227,625. We also had $52,839 in borrowing availability under our senior credit facility.

Historical indebtedness

Senior credit facility.    In connection with the acquisition of Dave & Buster’s by D&B Holdings, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of May 3, 2009, we had no borrowings under the revolving credit facility, $67,625 of borrowings under the term loan facility and $7,161 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap contracts that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts of $59,100 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 7.02 percent at May 3, 2009.

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

Senior notes.    In connection with the acquisition of Dave & Buster’s by D&B Holdings, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes. On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.

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

We believe the cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in the Annual Report on From 10-K.

Historical Cash Flows

Thirteen Weeks Ended May 3, 2009 Compared to Thirteen Weeks Ended May 4, 2008

As of May 3, 2009, we had cash and cash equivalents of $9,135 and available borrowing capacity of $52,839 under the senior credit facility.

Cash provided by operating activities was $10,903 for the thirteen weeks of 2009 compared to cash provided by operating activities of $7,291 for the thirteen weeks of 2008. The increase in cash flow from operations is primarily due to an increase in net income and an increase in working capital components related to new store developments.

Cash used in investing activities was $8,177 for the thirteen weeks of 2009 compared to $8,176 for the thirteen weeks of 2008. The investing activities for the first quarter of 2009 consist of $8,177 in capital expenditures. The investing activities for the first quarter of 2008 primarily include $8,209 in capital expenditures.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $48,700 ($40,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2009. The 2009 expenditures will include approximately $33,700 ($25,000 net of tenant improvement allowance) for new store construction and operating improvement initiatives, and $15,000 in maintenance capital and new games.

Cash used in financing activities was $2,125 for the thirteen weeks of 2009 compared to cash used in financing activities of $250 in the thirteen weeks of 2008. The financing activities for the first quarter of 2009 include required paydowns under our term loan facility of $125 as well as paydowns on our revolving credit facility of $2,000. The financing activities for the first quarter of 2008 include required paydowns under our term loan facility of $250.

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

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2009.

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

Effective February 4, 2008, we adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. Effective February 2, 2009, we adopted Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The adoption of SFAS 157 and FSP 157-2 did not have a material impact on our consolidated financial position or results of operations.

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

We adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) as of February 2, 2009. SFAS 161 enhances the current disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement will be required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The adoption of this standard did not have an impact on our consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 1, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our first quarter ended May 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 1, 2009.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.    RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended February 1, 2009.

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri corporation

Date: June 11, 2009	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 11, 2009	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer