Form 10-Q
period 2009-08-02
DAVE & BUSTERS INC
filed 2009-09-10
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2009

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of September 9, 2009, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING AUGUST 2, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 2, 2009	February 1, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,719	$8,534
Inventories	13,278	15,105
Prepaid expenses	9,533	7,750
Deferred income taxes	4,349	5,304
Income tax receivable	312	2,254
Other current assets	1,373	206

Total current assets	49,564	39,153
Property and equipment, net	293,609	296,805
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	14,879	16,121

Total assets	$486,909	$480,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 5)	$595	$500
Accounts payable	23,415	18,886
Accrued liabilities	47,732	54,497
Income taxes payable	5,602	466
Deferred income taxes	1,074	—

Total current liabilities	78,418	74,349
Deferred income taxes	11,132	17,915
Deferred occupancy costs	61,369	56,572
Other liabilities	11,616	10,827
Long-term debt, less current installments (Note 5)	226,905	229,250
Commitment and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of August 2, 2009 and February 1, 2009	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,559	111,346
Accumulated comprehensive loss	(32)	(34)
Retained earnings (deficit)	(14,058)	(19,289)

Total stockholders’ equity	97,469	92,023

Total liabilities and stockholders’ equity	$486,909	$480,936

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended August 2, 2009	Thirteen Weeks Ended August 3, 2008	Twenty-Six Weeks Ended August 2, 2009	Twenty-Six Weeks Ended August 3, 2008
Food and beverage revenues	$66,591	$71,856	$137,591	$146,521
Amusement and other revenues	64,936	64,382	132,362	132,180

Total revenues	131,527	136,238	269,953	278,701
Cost of food and beverage	16,151	17,908	33,557	36,379
Cost of amusement and other	10,055	8,894	19,605	17,518

Total cost of products	26,206	26,802	53,162	53,897
Operating payroll and benefits	33,752	35,613	68,284	72,485
Other store operating expenses	45,457	45,367	88,060	88,546
General and administrative expenses	7,672	8,629	15,077	17,111
Depreciation and amortization expense	13,168	11,898	25,902	24,337
Pre-opening costs	1,052	960	2,196	1,242

Total operating costs	127,307	129,269	252,681	257,618

Operating income	4,220	6,969	17,272	21,083
Interest expense, net	5,635	5,811	11,184	11,957

Income (loss) before provision for income taxes	(1,415)	1,158	6,088	9,126
Provision (benefit) for income taxes	(1,478)	188	857	3,146

Net income	$63	$970	$5,231	$5,980

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Twenty-Six Weeks Ended August 2, 2009	For the Twenty-Six Weeks Ended August 3, 2008
Cash flows from operating activities:
Net income	$5,231	$5,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,902	24,337
Deferred income tax expense	(4,754)	(3,373)
Stock-based compensation charges	213	551
Other, net	621	643
Changes in assets and liabilities:
Inventories	1,990	(990)
Prepaid expenses	(1,756)	360
Income tax receivable	1,942	—
Other current assets	(924)	2,173
Other assets and deferred charges	442	329
Accounts payable	4,525	(1,046)
Accrued liabilities	(6,920)	(2,885)
Income taxes payable	5,136	220
Deferred occupancy costs	2,437	2,618
Acquisition of limited partnership interest, net of cash acquired	(82)	—
Other liabilities	789	1,187

Net cash provided by operating activities	34,792	30,104

Cash flows from investing activities:
Capital expenditures	(20,363)	(21,880)
Proceeds from sales of property and equipment	6	79

Net cash used in investing activities	(20,357)	(21,801)

Cash flows from financing activities:
Repayments under senior secured credit facility	(2,250)	(375)

Net cash used in financing activities	(2,250)	(375)

Increase in cash and cash equivalents	12,185	7,928
Beginning cash and cash equivalents	8,534	19,046

Ending cash and cash equivalents	$20,719	$26,974

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(1,405)	$6,263
Cash paid for interest, net of amounts capitalized	$11,616	$12,716

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of D&B Holdings, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than all of the common stock of Dave & Buster’s, Inc. Dave & Buster’s, Inc. continues as the same legal entity after the Merger. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc., and all wholly-owned subsidiaries. The Merger transactions resulted in a change in ownership of 100 percent of Dave & Buster’s, Inc. outstanding common stock and have been accounted for in accordance with Statement of Financial Accounting Standards 141, “Business Combinations.” The purchase price paid in the Merger is allocated to record the assets acquired and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries and Predecessor and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s.” As of August 2, 2009, there were 54 company-owned locations in the United States and Canada and one franchise location in Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2009 and 2008 relate to the thirteen-week periods ending on August 2, 2009 and August 3, 2008, respectively. All references to 2009 and 2008 relate to the fifty-two week periods ending on January 31, 2010 and February 1, 2009, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to timing of new unit openings and seasonality associated with the year-end holidays.

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

Accounting for income taxes—We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. Our effective tax rate also differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes, Canadian income taxes, the change in our estimated liabilities related to uncertain tax positions and the changes in our valuation allowances.

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

As a result of our experiencing cumulative losses before income taxes for the three-year fiscal period ended August 2, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At August 2, 2009, we estimate that an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $1,983 will be required. This increase in our valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released $920 of our valuation allowance associated with those carryforwards and recorded the benefit as a discrete adjustment during the first half of 2009.

On February 5, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 2, 2009, we have accrued approximately $2,479 and $1,028 of unrecognized tax benefits and interest and penalties, respectively. During the second quarter of 2009, we decreased our unrecognized tax benefits by $42 and increased our accrual for interest and penalties by $47. Additionally, we increased our deferred tax asset and increased our FIN 48 reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross basis rather than net of the related FIN 48 reserves. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related FIN 48 reserve. We do not currently anticipate any additional material changes in fiscal 2009. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,690 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state, and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2004.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for the thirteen week periods ended August 2, 2009 and August 3, 2008 were $(23) and $(91), respectively, and for the twenty-six week periods ended August 2, 2009 and August 3, 2008 were $2 and $(354), respectively.

Recent accounting pronouncements—On December 4, 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 became effective for us on February 2, 2009. Refer to Note 2 for additional discussion.

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. FSP 107-1 is effective for all interim and annual reporting periods ending after June 15, 2009. We implemented FSP 107-1 during the second quarter of fiscal 2009 and have included the required disclosures within these interim financial statements. See additional discussion related to recent pronouncements on fair value and derivative instruments in Note 3 and Note 5, respectively.

In May 2009, the FASB issued Statement of Financial Accounting Standards 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and was implemented by the Company during the second quarter of fiscal 2009. We performed a review for subsequent events through September 9, 2009, the date of this report. No recognized or non-recognized subsequent events were noted.

Note 2: Acquisition of Limited Partnership

Effective June 30, 2009, we acquired the 49.9% limited partner interest in a limited partnership which owns a Jillian’s unit in the Discover Mills Mall near Atlanta, Georgia. Prior to our June 30, 2009 acquisition, we owned a 50.1% general partner interest in the limited partnership. Historically, we accounted for our ownership of the general partnership interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

The acquisition date fair value of the consideration given for the limited partner interest was $1,860 and consisted of an agreement to extend the underlying premises lease by an additional thirty-two months. The fair value of the acquisition has been recorded based on preliminary valuation studies and is subject to change based on the completion of such studies. Under the terms of the extended lease we also agreed to convert the Jillian’s operations to the “Dave & Buster’s” trade name by January 30, 2010.

The acquisition of the limited partner interest was accounted for in accordance with SFAS 141(R) and, accordingly, resulted in the recognition of the assets acquired and the liabilities assumed at the June 30, 2009 fair values as summarized below:

Fair Value
Assets:
Current asset	$1,030
Property and equipment, net	2,168

Total assets	$3,198

Liabilities:
Current liabilities	$499
Deferred occupancy costs	2,360

Total liabilities	$2,859

The acquisition resulted in a gain of approximately $339, which is included as a component of Other store operating expenses in the accompanying consolidated statements of operations.

Note 3: Fair Value

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

As discussed more fully in Note 5, the fair value of our interest rate swap contracts is determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at their discretion.

The following table presents our financial assets and liabilities as of August 2, 2009 that were measured at fair value on a recurring basis:

	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap contracts	—	$3,094	—

Note 4: Accrued liabilities

Accrued liabilities consist of the following:

	August 2, 2009	February 1, 2009
Compensation and benefits	$9,852	$10,271
Interest	10,262	11,279
Deferred amusement revenue	7,820	7,609
Amusement redemption liability	3,982	3,627
Deferred gift card revenue	3,088	3,930
Sales and use taxes	2,802	4,103
Accrued severance	836	2,104
Customer deposits	1,466	1,706
Other	7,624	9,868

Total accrued liabilities	$47,732	$54,497

Note 5: Long-Term Debt

Long-term debt consisted of the following:

	August 2, 2009	February 1, 2009
Senior credit facility—revolving	$—	$2,000
Senior credit facility—term	67,500	67,750
Senior notes	160,000	160,000

	227,500	229,750
Less current installments	595	500

Long-term debt, less current installments	$226,905	$229,250

Senior Credit Facility—In connection with the Merger, we terminated our existing credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in U.S. Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is used to provide financing for working capital and general corporate purposes. As of August 2, 2009, in addition to the borrowings indicated above, we had $8,661 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.92 percent at August 2, 2009.

Our senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.25:1.00 as of August 2, 2009. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.75:1.00 in the fourth quarter of fiscal 2009 and 3.50:1.00 in the fourth quarter of fiscal year 2010 and thereafter. In addition, our senior credit facility includes negative covenants restricting or limiting the ability of D&B Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, make distributions or payments to affiliates outside the normal course of business and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

Derivative instrument—We adopted Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) as of February 2, 2009. SFAS 161 enhances the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) about an entity’s derivative instruments and hedging activities. Entities with instruments subject to this statement are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under SFAS 161, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new disclosure requirements of SFAS 161 are presented below.

At August 2, 2009, we held two interest rate swap contracts that expire in 2011. The interest rate swaps are utilized to change a portion of the variable rate debt on our senior credit facility to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts aggregating $58,500 at August 2, 2009 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the contracts. The contracts have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.

The fair value and balance sheet location of our derivative instrument is as follows:

	Liability Derivative
	August 2, 2009		February 1, 2009
Derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Accrued liabilities	$3,094	Accrued liabilities	$3,981

The effect of our derivative instrument on our consolidated statements of operations is as follows:

		Amount of Gain (Loss) Recognized In Income on Derivative
Derivative not designated as hedging instruments Under SFAS 133	Location of Gain (Loss) Recognized In Income on Derivative	Thirteen Weeks Ended August 2, 2009	Thirteen Weeks Ended August 3, 2008	Twenty-Six Weeks Ended August 2, 2009	Twenty-Six Weeks Ended August 3, 2008

Interest rate swap contracts	Interest expense, net	$398	$774	$1,012	$1,198

Senior notes—In connection with the Merger, on March 8, 2006, Dave & Buster’s closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes (“notes”). On September 22, 2006, Dave & Buster’s completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, as amended) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the senior notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices of 105.625 percent (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. As of August 2, 2009, our $160,000 of senior notes had an approximate fair value of $149,000, based on quoted market prices.

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

Debt obligations—The following table sets forth our future debt payment obligations as of August 2, 2009 (excluding repayment obligations under the revolving portion of our senior credit facility, which expires on March 8, 2011):

Debt Outstanding at August 2, 2009
1 year or less	$595
2 years	982
3 years	17,033
4 years	48,890
5 years	160,000
Thereafter	—

Total future payments	$227,500

The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended August 2, 2009	Thirteen Weeks Ended August 3, 2008	Twenty-Six Weeks Ended August 2, 2009	Twenty-Six Weeks Ended August 3, 2008

Gross interest expense	$5,827	$6,060	$11,619	$12,528
Capitalized interest	(119)	(143)	(288)	(244)
Interest income	(73)	(106)	(147)	(327)

Total interest expense, net	$5,635	$5,811	$11,184	$11,957

Note 6: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. Two class action cases previously filed against us and one of our subsidiaries in the State of California alleging violations of California regulations concerning mandatory meal breaks and rest periods have been settled. Final court approval of the settlement was obtained on May 28, 2009. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to all other actions will not materially affect the consolidated results of our operations or our financial condition.

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of August 2, 2009:

Operating Lease Obligations at August 2, 2009

1 year or less	$45,656
2 years	45,942
3 years	45,919
4 years	46,316
5 years	46,781
Thereafter	308,064

$538,678

We have signed operating lease agreements for future sites located in Columbus, Ohio; Milwaukee, Wisconsin and Roseville, California for which the landlord has fulfilled the obligations required to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

Note 7: Condensed Consolidating Financial Information

The senior notes (described in Note 5) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $70 and $28, respectively, for the twenty-six week period ended August 2, 2009. For the comparable twenty-six week period ended August 3, 2008, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $289 and $1,072, respectively. There are no restrictions on cash distributions from the non-guarantor subsidiary.

August 2, 2009:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$47,945	$1,619	$—	$49,564
Property and equipment, net	289,373	4,236	—	293,609
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	4,042	—	(4,042)	—
Other assets and deferred charges	14,792	87	—	14,879

Total assets	$485,009	$5,942	$(4,042)	$486,909

Liabilities and stockholders’ equity:
Current liabilities	$76,716	$1,702	$—	$78,418
Deferred income taxes	11,132	—	—	11,132
Deferred occupancy costs	61,171	198	—	61,369
Other liabilities	11,616	—	—	11,616
Long-term debt, less current installments	226,905	—	—	226,905
Stockholders’ equity	97,469	4,042	(4,042)	97,469

Total liabilities and stockholders’ equity	$485,009	$5,942	$(4,042)	$486,909

February 1, 2009:
	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$38,086	$1,067	$—	$39,153
Property and equipment, net	292,207	4,598	—	296,805
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,454	—	(3,454)	—
Other assets and deferred charges	16,045	76	—	16,121

Total assets	$478,649	$5,741	$(3,454)	$480,936

Liabilities and stockholders’ equity:
Current liabilities	$72,212	$2,137	$—	$74,349
Deferred income taxes	17,915	—	—	17,915
Deferred occupancy costs	56,422	150	—	56,572
Other liabilities	10,827	—	—	10,827
Long-term debt, less current installments	229,250	—	—	229,250
Stockholders’ equity	92,023	3,454	(3,454)	92,023

Total liabilities and stockholders’ equity	$478,649	$5,741	$(3,454)	$480,936

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2009. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” under Item 4 for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2009 and 2008 relate to the thirteen week periods ended August 2, 2009 and August 3, 2008. All references to 2009 and 2008 relate to the fifty-two week periods ending on January 31, 2010 and February 1, 2009.

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

Recent events affecting our results of operations

Acquisition of limited partnership

Effective June 30, 2009, we acquired the 49.9% limited partner interest in a limited partnership which owns a Jillian’s unit in the Discover Mills Mall near Atlanta, Georgia. Prior to our June 30, 2009 acquisition, we owned a 50.1% general partner interest in the limited partnership. Historically, we accounted for our ownership of the general partnership interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

The acquisition date fair value of the consideration given for the limited partner interest was approximately $1,860 and consisted of an agreement to extend the underlying premises lease by an additional thirty-two months. Under the terms of the extended lease, we also agreed to convert the Jillian’s operations to the “Dave & Buster’s” trade name by January 30, 2010. The acquisition of the limited partner interest was accounted for in accordance with Statement of Financial Accounting Standards 141 (R), “Business Combinations” and, accordingly, resulted in the recognition of the fair value of assets acquired and the liabilities assumed as of June 30, 2009 and the recognition of a non-cash acquisition gain of $339, which is included as a component of Other store operating expenses.

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues. We derive revenues primarily from food, beverage, and amusement sales. For the thirteen weeks ended August 2, 2009, we derived 35.0 percent of our total revenue from food sales, 15.6 percent from beverage sales, 48.0 percent from amusement sales, and 1.4 percent from other sources. For the twenty-six weeks ended August 2, 2009, we derived 34.6 percent of our total revenue from food sales, 16.4 percent from beverage sales, 47.8 percent from amusement sales, and 1.2 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages, throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing, simulation games, and individual electronic games of skill. The prizes in the Winner’s Circle range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players, and game systems. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new store openings, we currently anticipate spending approximately $4,000 on new games during fiscal 2009.

We believe that special events business is an important component of our revenue, and a good way to introduce the concept to new guests. We devote considerable resources towards selling special events through dedicated in-store personnel, corporate sales teams, and a corporate call center.

Cost of products. Cost of products includes the cost of food, beverages, and Winner’s Circle amusement items. During the second quarter of 2009, the cost of food products averaged 24.2 percent of food revenue and the cost of beverage products averaged 24.4 percent of beverage revenue. The amusement cost of products averaged 14.5 percent of amusement revenues. During the twenty-six weeks ended August 2, 2009, the cost of food products averaged 24.4 percent of food revenue and the cost of beverage products averaged 24.4 percent of beverage revenue. The amusement cost of products averaged 13.7 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Unit-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated units varying in size from 29,000 to 66,000 square feet and have experienced significant variability among units in volumes, operating results and net investment costs. Going forward we intend our “large” format stores to range from 32,000 to 40,000 square feet, as we believe that this optimizes the balance between selling space and our costs to build these units. To facilitate further growth of our brand, we have developed an even smaller unit format specifically designed to backfill existing markets and penetrate less densely populated markets. We believe that units between 15,000 and 20,000 square feet will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Preliminary results from the two small format stores we have opened in Tulsa, Oklahoma and Richmond, Virginia, supports this thesis.

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

	Thirteen Weeks Ended August 2, 2009		Thirteen Weeks Ended August 3, 2008		Twenty-Six Weeks Ended August 2, 2009		Twenty-Six Weeks Ended August 3, 2008

Food and beverage revenues	$66,591	50.6%	$71,856	52.7%	$137,591	51.0%	$146,521	52.6%
Amusement and other revenues	64,936	49.4	64,382	47.3	132,362	49.0	132,180	47.4

Total revenues	131,527	100.0	136,238	100.0	269,953	100.0	278,701	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	16,151	24.3	17,908	24.9	33,557	24.4	36,379	24.8
Cost of amusements and other (as a percentage of amusement and other revenues)	10,055	15.5	8,894	13.8	19,605	14.8	17,518	13.3

Total cost of products	26,206	19.9	26,802	19.7	53,162	19.7	53,897	19.3
Operating payroll and benefits	33,752	25.7	35,613	26.1	68,284	25.3	72,485	26.0
Other store operating expenses	45,457	34.6	45,367	33.3	88,060	32.6	88,546	31.8
General and administrative expenses	7,672	5.8	8,629	6.3	15,077	5.6	17,111	6.1
Depreciation and amortization expense	13,168	10.0	11,898	8.7	25,902	9.6	24,337	8.7
Pre-opening costs	1,052	0.8	960	0.7	2,196	0.8	1,242	0.5

Total operating costs	127,307	96.8	129,269	94.8	252,681	93.6	257,618	92.4

Operating income	4,220	3.2	6,969	5.2	17,272	6.4	21,083	7.6
Interest expense, net	5,635	4.3	5,811	4.3	11,184	4.1	11,957	4.3

Income (loss) before provisions for income taxes	(1,415)	(1.1)	1,158	0.9	6,088	2.3	9,126	3.3
Provision (benefit) for income taxes	(1,478)	(1.1)	188	0.1	857	0.3	3,146	1.1

Net income	$63	0.0%	$970	0.8%	$5,231	2.0%	$5,980	2.2%

Cash provided by (used in):
Operating activities					$34,792		$30,104
Investing activities					(20,357)		(21,801)
Financing activities					(2,250)		(375)

Change in comparable store sales(1)		(10.1)%		1.2%		(9.0)%		2.5%

Stores open at end of period(2)						55		50
Comparable stores open at end of period						47		46

(1)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at August 2, 2009 includes our stores in Plymouth Meeting, Pennsylvania; Arlington, Texas; and Tulsa, Oklahoma, which opened on July 21, 2008, November 24, 2008 and January 12, 2009, respectively. Also included are our stores in Richmond, Virginia and Indianapolis, Indiana, which opened on April 20, 2009 and on June 15, 2009, respectively, as well as a franchise location in Niagara Falls, Ontario, Canada, which opened on June 25, 2009.

Thirteen Weeks Ended August 2, 2009 Compared to Thirteen Weeks Ended August 3, 2008

Revenues

Total revenues decreased 3.5 percent, or $4,711 for the thirteen weeks ended August 2, 2009 compared to the thirteen weeks ended August 3, 2008. Comparable stores revenue decreased 10.1 percent, or $13,475 for thirteen weeks ended August 2, 2009 compared to the thirteen weeks ended August 3, 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(13,475)
Non comparable stores	8,154
Other	610

Total	$(4,711)

Food sales at comparable stores decreased by $5,552, or 11.7 percent from $47,549 in the thirteen weeks ended August 3, 2008 to $41,997 in the thirteen weeks ended August 2, 2009. Beverage sales at comparable stores decreased by $3,534, or 15.8 percent from $22,410 in the thirteen weeks ended August 3, 2008 to $18,876 in the thirteen weeks ended August 2, 2009. Comparable store amusement revenue in the thirteen weeks ended August 2, 2009 decreased by $3,988, or 6.5 percent from $61,580 in the thirteen weeks ended August 3, 2008 to $57,592 in the thirteen weeks ended August 2, 2009.

Comparable special events revenues accounted for 11.4 percent of consolidated comparable stores revenue for the thirteen weeks ended August 2, 2009 and 14.0 percent in the thirteen weeks ended August 3, 2008. This decline represented a 26.8 percent reduction in special event revenues in our comparable store set as we continued to experience significant restrictions in event related spending by our consumer base.

Our revenue mix was 50.6 percent for food and beverage and 49.4 percent for amusements and other for the thirteen weeks ended August 2, 2009. This compares to 52.7 percent and 47.3 percent, respectively, for the thirteen weeks ended August 3, 2008.

Cost of products

Cost of food and beverage decreased from $17,908 in the thirteen weeks ended August 3, 2008 to $16,151 in the thirteen weeks ended August 2, 2009. This decrease was primarily driven by lower sales levels in the current quarter compared to the thirteen weeks ended August 3, 2008. Cost of food and beverage declined 60 basis points to 24.3 percent of revenue for the thirteen weeks ended August 2, 2009 compared to 24.9 percent for the thirteen weeks ended August 3, 2008 primarily due to lower dairy and produce costs, partially offset by increases in grocery costs.

Cost of amusement and other revenues increased from $8,894 in the thirteen weeks ended August 3, 2008 to $10,055 in the thirteen weeks ended August 2, 2009. The costs of amusements and other, as a percentage of amusements and other revenues, increased 170 basis points to 15.5 percent of amusement and other revenue for the thirteen weeks ended August 2, 2009 compared to 13.8 percent for the thirteen weeks ended August 3, 2008. This increase was primarily driven by an increase in promotional discounts of amusements during the quarter.

Operating payroll and benefits

Operating payroll and benefits decreased by $1,861, or 5.2 percent, from $35,613 in the thirteen weeks ended August 3, 2008 to $33,752 in the thirteen weeks ended August 2, 2009. Operating payroll and benefits declined 40 basis points to 25.7 percent of revenue for the thirteen weeks ended August 2, 2009 compared to 26.1 percent for the thirteen weeks ended August 3, 2008. This decrease was primarily driven by initiatives designed to reduce labor costs through both scheduling and operating efficiencies at our stores.

Other store operating expenses

Other store operating expenses increased by $90, or 0.2 percent, from $45,367 in the thirteen weeks ended August 3, 2008 to $45,457 in the thirteen weeks ended August 2, 2009. Other store operating expenses increased 130 basis points to 34.6 percent for the thirteen weeks ended August 2, 2009 compared to 33.3 percent for the same period of 2008. Net increases in other store operating expenses and the deleveraging impact of lower sales volumes in the current quarter were partially offset by the recognition of a $339 non-cash gain stemming from our acquisition of the limited partner interest in a limited partnership which owns a Jillian’s unit in the Discover Mills Mall near Atlanta, Georgia.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $957, or 11.1 percent, from $8,629 in the thirteen weeks ended August 3, 2008 to $7,672 in the thirteen weeks ended August 2, 2009, primarily due to reduced compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,270, or 10.7 percent, from $11,898 in the thirteen weeks ended August 3, 2008 to $13,168 in the thirteen weeks ended August 2, 2009. This increase is driven by the opening of three new locations in the second and fourth quarters of 2008, as well as the opening of two new locations during the first half of 2009.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing complexes, including the cost of feasibility studies, occupancy costs incurred prior to opening, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $960 in the thirteen weeks ended August 3, 2008 to $1,052 in the thirteen weeks ended August 2, 2009. Pre-opening costs in the thirteen weeks ended August 2, 2009 principally relate to the recently opened store in Indianapolis, Indiana and costs associated with two additional locations slated for opening later in fiscal 2009 and in fiscal 2010. Pre-opening costs in the thirteen weeks of fiscal 2008 were primarily attributable to our store in Plymouth Meeting, Pennsylvania which opened in July 2008.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense decreased by $176 from $5,811 in the thirteen weeks ended August 3, 2008 to $5,635 in the thirteen weeks ended August 2, 2009. The decrease in interest expense is primarily attributed to reduced interest costs resulting from the early retirement of $15,000 of our senior notes in September 2008 and adjustments recorded to mark the interest rate swap contracts to their fair value.

Provision for income taxes

Provision for income taxes consisted of an income tax benefit of $1,478 in the thirteen weeks of 2009, and a tax provision of $188 in the thirteen weeks of 2008. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended August 2, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At August 2, 2009, we estimate an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $1,983 will be required. This increase in valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released $920 of our valuation allowance associated with those carryforwards and recorded the benefit as a discrete adjustment during the first half of 2009.

On February 5, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 2, 2009, we have accrued approximately $2,479 of unrecognized tax benefits, including approximately $1,028 of penalties and interest. During the second quarter of 2009, we decreased our unrecognized tax benefit by $42 and increased our accrual for interest and penalties by $47. Additionally, we increased our deferred tax asset and increased our FIN 48 reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross basis rather than net of the related FIN 48 reserves. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related FIN 48 reserve. We do not currently anticipate any additional material changes in fiscal 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,690 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2004.

Twenty-Six Weeks Ended August 2, 2009 Compared to Twenty-Six Weeks Ended August 3, 2008

Revenues

Total revenues decreased 3.1 percent, or $8,748 from $278,701 for the twenty-six weeks ended August 3, 2008 compared to $269,953 for the twenty-six weeks ended August 2, 2009. Comparable stores revenue decreased by approximately 9.0 percent, or $24,576 for the twenty-six weeks ended August 2, 2009 compared to the twenty-six weeks ended August 3, 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(24,576)
Non comparable stores	15,033
Other	795

Total	$(8,748)

Food sales at the comparable stores decreased by $9,619 or 10.0 percent, from $95,882 in the twenty-six weeks ended August 3, 2008 to $86,263 in the twenty-six weeks ended August 2, 2009. Beverage sales at comparable stores decreased by $6,157 or 13.1 percent, from $47,091 in the twenty-six weeks ended August 3, 2008 to $40,934 in the twenty-six weeks ended August 2, 2009. Comparable store amusements and other revenues in the twenty-six weeks ended August 2, 2009 decreased by $7,920 or 6.2 percent, from $127,381 in the twenty-six weeks ended August 3, 2008 to $119,461 in the twenty-six weeks ended August 2, 2009.

Comparable special events revenues accounted for 10.3 percent of consolidated comparable stores revenue for the twenty-six weeks ended August 2, 2009 and 13.1 percent in the twenty-six weeks ended August 3, 2008. This decline represented a 28.3 percent reduction in special event revenues in our comparable store set as we continued to experience greater restrictions in event related spending by our consumer base.

Our revenue mix was 51.0 percent for food and beverage and 49.0 percent for amusements and other for the twenty-six weeks ended August 2, 2009. This compares to 52.6 percent and 47.4 percent, respectively, for the twenty-six weeks ended August 3, 2008.

Cost of products

Cost of food and beverage revenues decreased from $36,379 for the twenty-six weeks ended August 3, 2008 to $33,557 for the twenty-six weeks ended August 2, 2009. Cost of food and beverage products, as a percent of food and beverage revenue decreased 40 basis points to 24.4 percent for the twenty-six weeks ended August 2, 2009 compared to 24.8 percent for the twenty-six weeks ended August 3, 2008. Margin pressure experienced in our beverage and grocery cost categories were offset by lower costs, as a percent of revenue, in our produce and dairy categories.

Cost of amusements and other revenues increased from $17,518 for the twenty-six weeks ended August 3, 2008 to $19,605 for the twenty-six weeks ended August 2, 2009. The costs of amusements and other, as a percentage of amusements and other revenues increased 150 basis points to 14.8 percent of amusement and other revenue for the twenty-six weeks ended August 2, 2009 compared to 13.3 percent for the twenty-six weeks ended August 3, 2008. This increase was driven primarily by an increase in promotional discounts of amusements partially offset by reduced freight costs.

Operating payroll and benefits

Operating payroll and benefits decreased by $4,201 or 5.8 percent, from $72,485 in the twenty-six weeks ended August 3, 2008 to $68,284 in the twenty-six weeks ended August 2, 2009. Operating payroll and benefits declined 70 basis points to 25.3 percent of revenue for the twenty-six weeks ended August 2, 2009 compared to 26.0 percent for the same period of 2008. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce labor costs through scheduling and operating efficiencies at our stores.

Other store operating expenses

Other store operating expenses decreased by $486 or 0.5 percent, from $88,546 in the twenty-six weeks ended August 3, 2008 to $88,060 in the twenty-six weeks ended August 2, 2009 driven largely by a $339 non-cash gain stemming from the June 30, 2009 acquisition of the limited partner interest in a limited partnership which owned a single store. Other store operating expenses increased 80 basis points from 31.8 percent of revenue for the twenty-six weeks ended August 3, 2008 to 32.6 percent for the twenty-six weeks ended August 2, 2009 primarily as a result of the deleveraging impact of lower sales on the fixed components of store operating expenses.

General and administrative expenses

General and administrative expenses decreased by $2,034 from $17,111 for the twenty-six weeks ended August 3, 2008 to $15,077 for the twenty-six weeks ended August 2, 2009. General and administrative expenses decreased 50 basis points from 6.1 percent for the twenty-six weeks ended August 3, 2008 compared to 5.6 percent for the twenty-six weeks ended August 2, 2009, primarily due to reduced compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,565, or 6.4 percent, from $24,337 for the twenty-six weeks ended August 3, 2008 to $25,902 for the twenty-six weeks ended August 2, 2009. This increase is driven by the opening of three new locations in the second and fourth quarters of 2008, as well as the opening of two new locations during the first half of 2009.

Pre-opening costs

Pre-opening costs increased by $954 from $1,242 in the twenty-six weeks ended August 3, 2008 to $2,196 in the twenty-six weeks ended August 2, 2009. Pre-opening costs in the twenty-six weeks ended August 2, 2009 principally relate to the recently opened stores in Richmond, Virginia and Indianapolis, Indiana and costs associated with two additional locations slated for opening later in fiscal 2009 and in fiscal 2010. Pre-opening costs in the comparable period for 2008 were primarily attributable to our store in Plymouth Meeting, Pennsylvania which opened in July 2008.

Interest expense

Interest expense decreased by $773 from $11,957 for the twenty-six weeks ended August 3, 2008 to $11,184 for the twenty-six weeks ended August 2, 2009. The decrease in interest expense is primarily attributed to reduced interest costs resulting from the early retirement of $15,000 of our senior notes in September 2008 and adjustments recorded to mark the interest rate swap contracts to their fair value.

Provision for income taxes

Provision for income taxes consisted of an income tax provision of $857 for the twenty-six weeks ended August 2, 2009 and a tax provision of $3,146 for the twenty-six weeks ended August 3, 2008. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses that are not deductible for income tax purposes.

In the twenty-six weeks ended August 2, 2009, we recorded a $2,548 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of experiencing cumulative losses before income taxes for the three-year period prior to August 2, 2009, we could not conclude that it is more likely than not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

On February 5, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 2, 2009, we have approximately $2,479 of unrecognized tax benefits, including approximately $1,028 of penalties and interest. During the twenty-six weeks ended August 2, 2009, we increased our unrecognized tax benefit by $237 and increased our accrual for interest and penalties by $179. Additionally, in the second quarter of 2009, we increased our deferred tax asset and increased our FIN 48 reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross basis rather than net of the related FIN 48 reserves. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related FIN 48 reserve. We do not currently anticipate any additional material changes in fiscal year 2008. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,690 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2004.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes, and borrowings under our senior credit facility. As of August 2, 2009, we had cash and cash equivalents of $20,719, a working capital deficit of $28,854 and outstanding debt obligations of $227,500. We also had $51,339 in borrowing availability under our senior credit facility.

Historical indebtedness

Senior credit facility. In connection with the Merger, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of August 2, 2009, we had no borrowings under the revolving credit facility, $67,500 of borrowings under the term loan facility and $8,661 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap contracts that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts of $58,500 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.92 percent at August 2, 2009.

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

We believe the cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in the Annual Report on Form 10-K.

Historical Cash Flows

Twenty-Six Weeks Ended August 2, 2009 Compared to Twenty-Six Weeks Ended August 3, 2008

As of August 2, 2009, we had cash and cash equivalents of $20,719 and available borrowing capacity of $51,339 under the senior credit facility.

Cash provided by operating activities was $34,792 for the twenty-six weeks of 2009 compared to cash provided by operating activities of $30,104 for the twenty-six weeks of 2008. The increase in cash flow from operations is primarily due to an increase in working capital components related to new store developments.

Cash used in investing activities was $20,357 for the twenty-six weeks of 2009 compared to $21,801 for the twenty-six weeks of 2008. The investing activities for the twenty-six weeks of 2009 consist primarily of $20,363 in capital expenditures. The investing activities for the twenty-six weeks of 2008 primarily include $21,880 in capital expenditures.

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

Cash used in financing activities was $2,250 for the twenty-six weeks of 2009 compared to cash used in financing activities of $375 in the twenty-six weeks of 2008. The financing activities for the twenty-six weeks of 2009 include required paydowns under our term loan facility of $250 as well as paydowns on our revolving credit facility of $2,000. The financing activities for the twenty-six weeks of 2008 include required paydowns under our term loan facility of $375.

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

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”), and Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 became effective for us on February 2, 2009. The adoption of SFAS 141(R) and SFAS 160 on our consolidated financial statements will only apply to the extent we have combinations in the future.

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

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. FSP 107-1 is effective for all interim and annual reporting periods ending after June 15, 2009. We implemented FSP 107-1 during the second quarter of fiscal 2009 and have included the required disclosures within these August 2, 2009 interim financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented SFAS 165 during the second quarter of fiscal 2009. We performed a review for subsequent events through September 9, 2009, the date of this report. No recognized or non-recognized subsequent events were noted.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended August 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: September 9, 2009	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 9, 2009	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer