Form 10-Q
period 2009-11-01
DAVE & BUSTERS INC
filed 2009-12-15
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2009

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 8, 2009, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING NOVEMBER 1, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 1, 2009	February 1, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,440	$8,534
Inventories	14,106	15,105
Prepaid expenses	8,619	7,750
Deferred income taxes	4,742	5,304
Income tax receivable	50	2,254
Other current assets	1,419	206

Total current assets	35,376	39,153
Property and equipment, net	291,878	296,805
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	14,524	16,121

Total assets	$470,635	$480,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 5)	$716	$500
Accounts payable	18,792	18,886
Accrued liabilities	42,880	54,497
Income taxes payable	274	466
Deferred income taxes	620	—

Total current liabilities	63,282	74,349
Deferred income taxes	8,465	17,915
Deferred occupancy costs	62,451	56,572
Other liabilities	11,444	10,827
Long-term debt, less current installments (Note 5)	232,559	229,250
Commitment and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of November 1, 2009 and February 1, 2009	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	111,820	111,346
Accumulated comprehensive income (loss)	163	(34)
Retained deficit	(19,549)	(19,289)

Total stockholders’ equity	92,434	92,023

Total liabilities and stockholders’ equity	$470,635	$480,936

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008

Food and beverage revenues	$60,549	$63,910	$198,140	$210,431
Amusement and other revenues	56,636	55,829	188,998	188,009

Total revenues	117,185	119,739	387,138	398,440
Cost of food and beverage	14,768	16,265	48,325	52,644
Cost of amusement and other	8,868	8,154	28,472	25,672

Total cost of products	23,636	24,419	76,797	78,316
Operating payroll and benefits	31,328	33,069	99,612	105,554
Other store operating expenses	44,514	43,787	132,575	132,333
General and administrative expenses	7,202	7,693	22,279	24,804
Depreciation and amortization expense	13,932	12,449	39,833	36,786
Pre-opening costs	983	625	3,181	1,867

Total operating costs	121,595	122,042	374,277	379,660

Operating income (loss)	(4,410)	(2,303)	12,861	18,780
Interest expense, net	5,598	6,996	16,782	18,953

Loss before provision for income taxes	(10,008)	(9,299)	(3,921)	(173)
Income tax benefit	(4,518)	(3,573)	(3,661)	(427)

Net income (loss)	$(5,490)	$(5,726)	$(260)	$254

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008

Cash flows from operating activities:
Net income (loss)	$(260)	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,833	36,786
Deferred income tax expense	(8,268)	(3,710)
Stock-based compensation charges	474	806
Other, net	1,321	783
Changes in assets and liabilities:
Inventories	1,162	(1,059)
Prepaid expenses	(842)	(71)
Income tax receivable	2,204	—
Other current assets	(970)	(1,998)
Other assets and deferred charges	397	541
Accounts payable	(98)	(3,073)
Accrued liabilities	(11,772)	(8,635)
Income taxes payable	(192)	(1,107)
Deferred occupancy costs	3,519	2,922
Acquisition of limited partnership interest, net of cash acquired	(102)	—
Other liabilities	616	835

Net cash provided by operating activities	27,022	23,274

Cash flows from investing activities:
Capital expenditures	(32,653)	(36,314)
Proceeds from sales of property and equipment	12	169

Net cash used in investing activities	(32,641)	(36,145)

Cash flows from financing activities:
Borrowings under senior secured credit facility	30,600	18,000
Repayments under senior secured credit facility	(27,075)	(2,500)
Repayments under senior notes	—	(15,000)

Net cash provided by financing activities	3,525	500

Decrease in cash and cash equivalents	(2,094)	(12,371)
Beginning cash and cash equivalents	8,534	19,046

Ending cash and cash equivalents	$6,440	$6,675

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,658	$8,703
Cash paid for interest, net of amounts capitalized	$21,792	$23,944

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—Dave & Buster’s, Inc., a Missouri corporation, was acquired on March 8, 2006, by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, Inc., a newly-formed Delaware corporation, through the merger (the “Merger”) of WS Midway Acquisition Sub, Inc., a newly-formed Missouri corporation and a direct, wholly-owned subsidiary of D&B Holdings, with and into Dave & Buster’s, Inc. with Dave & Buster’s, Inc. as the surviving corporation. Affiliates of Wellspring Capital Management LLC (“Wellspring”) and HBK Investments L.P. (“HBK”) control approximately 82 percent and 18 percent, respectively, of the outstanding capital stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than all of the common stock of Dave & Buster’s, Inc. Dave & Buster’s, Inc. continues as the same legal entity after the Merger. The accompanying consolidated statements of operations and cash flows present the results of operations and cash flows of Dave & Buster’s, Inc., and all wholly-owned subsidiaries. The Merger transactions resulted in a change in ownership of 100 percent of Dave & Buster’s, Inc. outstanding common stock and have been accounted for in accordance with accounting guidance for business combinations. The purchase price paid in the Merger is allocated to record the assets acquired and liabilities assumed based on their fair value. The Merger and the allocation of the purchase price to the assets and liabilities as of March 8, 2006 was finalized as of the end of fiscal 2006 and was recorded based on valuation studies and management estimates of fair value. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s,” “Dave & Buster’s Grand Sports Café” and “Jillian’s.” As of November 1, 2009, there were 55 company-owned locations in the United States and Canada and one franchise location in Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2009 and 2008 relate to the thirteen-week periods ending on November 1, 2009 and November 2, 2008, respectively. All references to 2009 and 2008 relate to the fifty-two week periods ending on January 31, 2010 and February 1, 2009, respectively. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to timing of new unit openings and seasonality associated with the year-end holidays.

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

Accounting for income taxes—We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. Our effective tax rate also differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes, Canadian income taxes, the change in our estimated liabilities related to uncertain tax positions, and the changes in our valuation allowances related to deferred tax assets.

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

As a result of our experiencing cumulative losses before income taxes for the three-year fiscal period ended November 1, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At November 1, 2009, we estimate that an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $1,613 will be required. This increase in our valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released $920 of our valuation allowance associated with those carryforwards and recorded the benefit as a discrete adjustment during the first nine months of 2009.

In accordance with guidance regarding accounting for uncertain tax positions we recognize the income tax benefits for those items that meet the “more likely than not” threshold. As of November 1, 2009, we have accrued $2,201 and $966 of unrecognized tax benefits and interest and penalties, respectively. During the third quarter of 2009, we decreased our unrecognized tax benefits by $278 and decreased our accrual for interest and penalties by $61. Additionally, we increased our deferred tax asset and increased our reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross basis rather than net of the related reserves. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related reserve. We do not currently anticipate any additional material changes in fiscal 2009. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,449 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state, and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2004.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for the thirteen week periods ended November 1, 2009 and November 2, 2008 were $195 and $(1,203), respectively, and for the thirty-nine week periods ended November 1, 2009 and November 2, 2008 were $197 and $(1,557), respectively.

Recent accounting pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This new accounting guidance requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted the new accounting guidance on February 2, 2009. Refer to Note 2 for additional discussion.

In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. This new guidance applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted the new accounting guidance on February 2, 2009. Adoption of this guidance did not impact our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our August 2, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements to require disclosure of the fair value of financial instruments in interim reporting periods. We implemented this guidance during the second quarter of fiscal 2009 and have included the required disclosures within these interim financial statements. See additional discussion related to recent pronouncements on fair value and derivative instruments in Note 3 and Note 5, respectively.

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. This new accounting guidance was effective for interim or annual periods ending after June 15, 2009 and was implemented by the Company during the second quarter of fiscal 2009. We performed a review for subsequent events through December 14, 2009, the date of this report. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). This new guidance explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. We implemented this guidance during the third quarter of fiscal 2009. There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

The acquisition date fair value of the consideration given for the limited partner interest was $1,860 and consisted of an agreement to extend the underlying premises lease by an additional thirty-two months. The fair value of the acquisition has been recorded based on preliminary valuation studies and is subject to change based on the completion of such studies. Under the terms of the extended lease we also agreed to convert the Jillian’s operations to the “Dave & Buster’s” trade name by January 30, 2010. The Company completed the conversion of the store operations to Dave & Buster’s on November 12, 2009.

The acquisition of the limited partner interest was accounted for in accordance with accounting guidance on business combinations and, accordingly, resulted in the recognition of the assets acquired and the liabilities assumed at the June 30, 2009 fair values as summarized below:

Fair Value
Assets:
Current asset	$1,030
Property and equipment, net	2,168

Total assets	$3,198

Liabilities:
Current liabilities	$499
Deferred occupancy costs	2,360

Total liabilities	$2,859

The acquisition resulted in a gain of approximately $340, which is included as a component of Other store operating expenses in the accompanying consolidated statements of operations.

Note 3: Fair Value

In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The new accounting guidance, which we adopted February 4, 2008, requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This guidance may require companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly of indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. In February 2008, the FASB issued new accounting guidance, which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. Effective February 2, 2009, we adopted this guidance and the required disclosure relating to our interest rate swap contracts is presented below.

In February 2007, the FASB issued accounting guidance that permits entities to report many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. Effective February 4, 2008, we adopted this guidance. We did not elect to measure any additional financial assets or liabilities at fair value that were not already measured at fair value under existing standards. Therefore, the adoption of this standard did not have an impact on our consolidated financial statements or results of operations.

As discussed more fully in Note 5, the fair value of our interest rate swap contracts is determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at their discretion.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table presents our financial assets and liabilities as of November 1, 2009 that were measured at fair value on a recurring basis:

	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap contracts	—	$2,687	—

Note 4: Accrued Liabilities

Accrued liabilities consist of the following:

	November 1, 2009	February 1, 2009
Compensation and benefits	$8,991	$10,271
Interest	5,411	11,279
Deferred amusement revenue	7,853	7,609
Amusement redemption liability	4,053	3,627
Deferred gift card revenue	3,060	3,930
Sales and use taxes	2,376	4,103
Accrued severance	521	2,104
Customer deposits	3,087	1,706
Other	7,528	9,868

Total accrued liabilities	$42,880	$54,497

Note 5: Long-Term Debt

Long-term debt consisted of the following:

	November 1, 2009	February 1, 2009

Senior credit facility—revolving	$5,900	$2,000
Senior credit facility—term	67,375	67,750
Senior notes	160,000	160,000

	233,275	229,750
Less current installments	716	500

Long-term debt, less current installments	$232,559	$229,250

Senior Credit Facility—In connection with the Merger, we terminated our previous credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006) with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in U.S. Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is used to provide financing for working capital and general corporate purposes. As of November 1, 2009, in addition to the borrowings indicated above, we had $8,641 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.70 percent at November 1, 2009.

Our senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.25:1.00 as of November 1, 2009. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases to a required ratio of 1.20:1.00 in the fourth quarter of fiscal year 2009 and thereafter. The maximum leverage ratio decreases to a required ratio of 3.75:1.00 in the fourth quarter of fiscal 2009 and 3.50:1.00 in the fourth

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

quarter of fiscal year 2010 and thereafter. In addition, our senior credit facility includes negative covenants restricting or limiting the ability of D&B Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, make distributions or payments to affiliates outside the normal course of business and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

Derivative instrument—In March 2008, the FASB issued new accounting guidance regarding disclosures about derivative instruments and hedging activities. Entities with instruments subject to this accounting guidance are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under this accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under this accounting guidance, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. Effective February 2, 2009, we adopted the new guidance. The new disclosure requirements are presented below.

At November 1, 2009, we held two interest rate swap contracts that expire in 2011. The interest rate swaps are utilized to change a portion of the variable rate debt on our senior credit facility to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts aggregating $57,900 at November 1, 2009 is fixed at 5.31 percent plus applicable margins. The notional amounts decline ratably over the term of the contracts. The contracts have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.

The fair value and balance sheet location of our derivative instrument is as follows:

	Liability Derivative
	November 1, 2009		February 1, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Accrued liabilities	$2,687	Accrued liabilities	$3,981

The effect of our derivative instrument on our consolidated statements of operations is as follows:

		Amount of Gain (Loss) Recognized In Income on Derivative
Derivative not designated as hedging instruments	Location of Gain (Loss) Recognized In Income on Derivative	Thirteen Weeks Ended November 1, 2009	Thirteen Weeks Ended November 2, 2008	Thirty-Nine Weeks Ended November 1, 2009	Thirty-Nine Weeks Ended November 2, 2008

Interest rate swap contracts	Interest expense, net	$408	$(354)	$1,420	$844

Senior notes—In connection with the Merger, on March 8, 2006, Dave & Buster’s closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes (“notes”). On September 22, 2006, Dave & Buster’s completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, as amended) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the senior notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at a redemption price of 105.625 percent (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. As of November 1, 2009, our $160,000 of senior notes had an approximate fair value of $162,400, based on quoted market prices.

The senior notes restrict our ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. The senior notes are guaranteed by the domestic subsidiaries of Dave & Buster’s. The subsidiaries’ guarantee of the senior notes is full and unconditional and joint and several. Additionally, the terms of the senior notes restrict our ability to make certain payments to affiliated entities.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Debt obligations—The following table sets forth our future debt payment obligations as of November 1, 2009 (excluding repayment obligations under the revolving portion of our senior credit facility, which expires on March 8, 2011):

Debt Outstanding at November 1, 2009
1 year or less	$716
2 years	982
3 years	33,084
4 years	32,593
5 years	160,000
Thereafter	—

Total future payments	$227,375

The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended November 1, 2009	Thirteen Weeks Ended November 2, 2008	Thirty-Nine Weeks Ended November 1, 2009	Thirty-Nine Weeks Ended November 2, 2008

Gross interest expense	$5,819	$7,349	$17,439	$19,877
Capitalized interest	(124)	(146)	(412)	(390)
Interest income	(97)	(207)	(245)	(534)

Total interest expense, net	$5,598	$6,996	$16,782	$18,953

Note 6: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to these proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of November 1, 2009:

Operating Lease Obligations at November 1, 2009
1 year or less	$45,662
2 years	45,317
3 years	45,530
4 years	45,448
5 years	45,263
Thereafter	295,885

$523,105

We have signed operating lease agreements for future sites located in Milwaukee, Wisconsin and Roseville, California for which the landlord has fulfilled the obligations required to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

DAVE & BUSTER’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Note 7: Condensed Consolidating Financial Information

The senior notes (described in Note 5) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $38 and $(400), respectively, for the thirty-nine week period ended November 1, 2009. For the comparable thirty-nine week period ended November 2, 2008, the results of operations and cash flows from operating activities from the non-guarantor subsidiary were $1,426 and $(3,911), respectively. There are no restrictions on cash distributions from the non-guarantor subsidiary.

November 1, 2009:	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$34,210	$1,166	$—	$35,376
Property and equipment, net	287,544	4,334	—	291,878
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	4,208	—	(4,208)	—
Other assets and deferred charges	14,452	72	—	14,524

Total assets	$469,271	$5,572	$(4,208)	$470,635

Liabilities and stockholders’ equity:
Current liabilities	$62,128	$1,154	$—	$63,282
Deferred income taxes	8,465	—	—	8,465
Deferred occupancy costs	62,241	210	—	62,451
Other liabilities	11,444	—	—	11,444
Long-term debt, less current installments	232,559	—	—	232,559
Stockholders’ equity	92,434	4,208	(4,208)	92,434

Total liabilities and stockholders’ equity	$469,271	$5,572	$(4,208)	$470,635

February 1, 2009:	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$38,086	$1,067	$—	$39,153
Property and equipment, net	292,207	4,598	—	296,805
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in subsidiary	3,454	—	(3,454)	—
Other assets and deferred charges	16,045	76	—	16,121

Total assets	$478,649	$5,741	$(3,454)	$480,936

Liabilities and stockholders’ equity:
Current liabilities	$72,212	$2,137	$—	$74,349
Deferred income taxes	17,915	—	—	17,915
Deferred occupancy costs	56,422	150	—	56,572
Other liabilities	10,827	—	—	10,827
Long-term debt, less current installments	229,250	—	—	229,250
Stockholders’ equity	92,023	3,454	(3,454)	92,023

Total liabilities and stockholders’ equity	$478,649	$5,741	$(3,454)	$480,936

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2009 and 2008 relate to the thirteen week periods ended November 1, 2009 and November 2, 2008. All references to 2009 and 2008 relate to the fifty-two week periods ending on January 31, 2010 and February 1, 2009.

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

The acquisition date fair value of the consideration given for the limited partner interest was approximately $1,860 and consisted of an agreement to extend the underlying premises lease by an additional thirty-two months. Under the terms of the extended lease, we also agreed to convert the Jillian’s operations to the “Dave & Buster’s” trade name by January 30, 2010. The acquisition of the limited partner interest was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of the fair value of assets acquired and the liabilities assumed as of June 30, 2009 and the recognition of a non-cash acquisition gain of approximately $340, which is included as a component of Other store operating expenses.

Overview

We monitor and analyze a number of key performance measures and indicators in order to manage our business and evaluate financial and operating performance. Those indicators include:

Revenues. We derive revenues primarily from food, beverage, and amusement sales. For the thirteen weeks ended November 1, 2009, we derived 35.1 percent of our total revenue from food sales, 16.6 percent from beverage sales, 47.6 percent from amusement sales, and 0.7 percent from other sources. For the thirty-nine weeks ended November 1, 2009, we derived 34.8 percent of our total revenue from food sales, 16.4 percent from beverage sales, 47.7 percent from amusement sales, and 1.1 percent from other sources. We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure, and our ability to adjust prices where competitively appropriate. In the beverage component, we operate fully licensed facilities, which means we offer full beverage service, including alcoholic beverages, throughout the complex. Our complexes also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the Winner’s Circle. Our redemption games include basic games of skill, such as skee-ball and basketball, and token-activated games, as well as individual and competitive electronic games of skill. The prizes in the Winner’s Circle range from small-ticket novelty items and digital music downloads to high-end electronics, such as MP3 players and game systems. We review the game play on existing amusements in an effort to match amusements availability with guest preferences. We will continue to invest in new games as they become available and prove to be attractive to guests. Exclusive of new store openings, we currently anticipate spending approximately $4,500 on new games and game upgrades during fiscal 2009.

We believe that special events business is an important component of our revenue, and a good way to introduce the concept to new guests. We devote considerable resources towards selling special events through dedicated in-store personnel, corporate sales teams, and a corporate call center.

Cost of products. Cost of products primarily includes the cost of food, beverages, and Winner’s Circle amusement items. During the third quarter of 2009, the cost of food products averaged 24.4 percent of food revenue and the cost of beverage products averaged 24.3 percent of beverage revenue. The amusement cost of products averaged 14.8 percent of amusement revenues. During the thirty-nine weeks ended November 1, 2009, the cost of food products averaged 24.4 percent of food revenue and the cost of beverage products averaged 24.4 percent of beverage revenue. The amusement cost of products averaged 14.0 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes, and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements and operational process improvements.

Other store operating expenses. Other store operating expenses consist of store-related occupancy, restaurant expenses, utilities, repair and maintenance and marketing costs.

Liquidity and cash flows. The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Unit-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated units varying in size from 29,000 to 66,000 square feet and have experienced significant variability among units in volumes, operating results and net investment costs. Going forward we intend our “large” format stores to range from 32,000 to 40,000 square feet, as we believe that this optimizes the balance between selling space and our costs to build these units. To facilitate further growth of our brand, we have developed an even smaller unit format specifically designed to backfill existing markets and penetrate less densely populated markets. To date we have opened stores in Tulsa, Oklahoma; Richmond, Virginia and, most recently in Columbus, Ohio using the small format design. We believe that units between 15,000 and 20,000 square feet will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Preliminary results from the small format stores supports this thesis.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new unit volumes and margins to be lower in the second and third full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new complex, the timing of new complex openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. In fiscal 2008, we experienced fourth quarter total revenue levels that were below levels achieved in our second quarter. This shift from our historic pattern resulted from the substantial reduction in consumer and corporate spending in response to difficult economic conditions. Management does not believe that the Company’s 2008 experience is indicative of a permanent change to our historic seasonal patterns.

We expect that volatile costs and uncertain economic conditions will continue to exert pressure on both supplier pricing and consumer and corporate spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal or state minimum wage rates, health care mandates and tax rates will not increase beyond amounts currently legislated, the effects of any supplier price increases, health care mandates, and minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2009		November 2, 2008		November 1, 2009		November 2, 2008

Food and beverage revenues	$60,549	51.7%	$63,910	53.4%	$198,140	51.2%	$210,431	52.8%
Amusement and other revenues	56,636	48.3	55,829	46.6	188,998	48.8	188,009	47.2

Total revenues	117,185	100.0	119,739	100.0	387,138	100.0	398,440	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	14,768	24.4	16,265	25.4	48,325	24.4	52,644	25.0
Cost of amusements and other (as a percentage of amusement and other revenues)	8,868	15.7	8,154	14.6	28,472	15.1	25,672	13.7

Total cost of products	23,636	20.2	24,419	20.4	76,797	19.8	78,316	19.7
Operating payroll and benefits	31,328	26.7	33,069	27.6	99,612	25.7	105,554	26.5
Other store operating expenses	44,514	38.0	43,787	36.6	132,575	34.3	132,333	33.2
General and administrative expenses	7,202	6.2	7,693	6.4	22,279	5.8	24,804	6.2
Depreciation and amortization expense	13,932	11.9	12,449	10.4	39,833	10.3	36,786	9.2
Pre-opening costs	983	0.8	625	0.5	3,181	0.8	1,867	0.5

Total operating costs	121,595	103.8	122,042	101.9	374,277	96.7	379,660	95.3

Operating income (loss)	(4,410)	(3.8)	(2,303)	(1.9)	12,861	3.3	18,780	4.7
Interest expense, net	5,598	4.8	6,996	5.8	16,782	4.3	18,953	4.7

Loss before provisions for income taxes	(10,008)	(8.6)	(9,299)	(7.7)	(3,921)	(1.0)	(173)	(0.0)
Income tax benefit	(4,518)	(3.9)	(3,573)	(3.0)	(3,661)	(0.9)	(427)	(0.1)

Net income (loss)	$(5,490)	(4.7)%	$(5,726)	(4.7)%	$(260)	(0.1)%	$254	0.1%

Cash provided by (used in):
Operating activities					$27,022		$23,274
Investing activities					(32,641)		(36,145)
Financing activities					3,525		500

Change in comparable store sales(1)		(7.4)%		(6.0)%		(8.5)%		(0.2)%

Stores open at end of period(2)						56		50
Comparable stores open at end of period						47		46

(1)

“Comparable store sales” (year-over-year comparison of complexes open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at November 1, 2009 includes our stores in Plymouth Meeting, Pennsylvania; Arlington, Texas; and Tulsa, Oklahoma, which opened on July 21, 2008, November 24, 2008 and January 12, 2009, respectively. Also included are our stores in Richmond, Virginia, Indianapolis, Indiana, and Columbus, Ohio, which opened on April 20, 2009, June 15, 2009, and October 12, 2009, respectively, as well as a franchise location in Niagara Falls, Ontario, Canada, which opened on June 25, 2009.

Thirteen Weeks Ended November 1, 2009 Compared to Thirteen Weeks Ended November 2, 2008

Revenues

Total revenues decreased 2.1 percent, or $2,554 for the thirteen weeks ended November 1, 2009 compared to the thirteen weeks ended November 2, 2008. Comparable stores revenue decreased 7.4 percent, or $8,406 for thirteen weeks ended November 1, 2009 compared to the thirteen weeks ended November 2, 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(8,406)
Non comparable stores	6,002
Other	(150)

Total	$(2,554)

Food sales at comparable stores decreased by $3,722, or 9.1 percent from $40,843 in the thirteen weeks ended November 2, 2008 to $37,121 in the thirteen weeks ended November 1, 2009. Beverage sales at comparable stores decreased by $2,617, or 12.8 percent from $20,392 in the thirteen weeks ended November 2, 2008 to $17,775 in the thirteen weeks ended November 1, 2009. Comparable store amusement revenue in the thirteen weeks ended November 1, 2009 decreased by $1,527, or 2.9 percent from $52,011 in the thirteen weeks ended November 2, 2008 to $50,484 in the thirteen weeks ended November 1, 2009.

Comparable special events revenues accounted for 10.2 percent of consolidated comparable stores revenue for the thirteen weeks ended November 1, 2009 and 13.2 percent in the thirteen weeks ended November 2, 2008. This decline represented a 28.4 percent reduction in special event revenues in our comparable store set as we continued to experience significant restrictions in event related spending by our consumer base.

Our revenue mix was 51.7 percent for food and beverage and 48.3 percent for amusements and other for the thirteen weeks ended November 1, 2009. This compares to 53.4 percent and 46.6 percent, respectively, for the thirteen weeks ended November 2, 2008.

Cost of products

Cost of food and beverage decreased from $16,265 in the thirteen weeks ended November 2, 2008 to $14,768 in the thirteen weeks ended November 1, 2009. This decrease was primarily driven by lower sales levels in the current quarter compared to the thirteen weeks ended November 2, 2008. Cost of food and beverage declined 100 basis points to 24.4 percent of revenue for the thirteen weeks ended November 1, 2009 compared to 25.4 percent for the thirteen weeks ended November 2, 2008 primarily due to lower dairy and produce costs, partially offset by increases in beverage costs.

Cost of amusement and other revenues increased from $8,154 in the thirteen weeks ended November 2, 2008 to $8,868 in the thirteen weeks ended November 1, 2009. The costs of amusements and other, as a percentage of amusements and other revenues increased 110 basis points to 15.7 percent of amusement and other revenue for the thirteen weeks ended November 1, 2009 compared to 14.6 percent for the thirteen weeks ended November 2, 2008. This increase was primarily driven by an increase in amusement redemption costs and an increase in promotional discounts of amusements during the quarter.

Operating payroll and benefits

Operating payroll and benefits decreased by $1,741, or 5.3 percent, from $33,069 in the thirteen weeks ended November 2, 2008 to $31,328 in the thirteen weeks ended November 1, 2009. Operating payroll and benefits declined 90 basis points to 26.7 percent of revenue for the thirteen weeks ended November 1, 2009 compared to 27.6 percent for the thirteen weeks ended November 2, 2008. This decrease was primarily driven by initiatives designed to reduce labor costs through both scheduling and operating efficiencies at our stores.

Other store operating expenses

Other store operating expenses increased by $727, or 1.7 percent, from $43,787 in the thirteen weeks ended November 2, 2008 to $44,514 in the thirteen weeks ended November 1, 2009. Other store operating expenses increased 140 basis points to 38.0 percent for the thirteen weeks ended November 1, 2009 compared to 36.6 percent for the same period of 2008 primarily as a result of the deleveraging impact of lower sales on the fixed components of store operating expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $491, or 6.4 percent, from $7,693 in the thirteen weeks ended November 2, 2008 to $7,202 in the thirteen weeks ended November 1, 2009, primarily due to reduced compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,483 or 11.9 percent, from $12,449 for the thirteen weeks ended November 2, 2008 to $13,932 for the thirteen weeks ended November 1, 2009. This increase is driven primarily by the opening of two new locations in the fourth quarter of 2008, as well as the opening of new locations during 2009.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new units or conversion of existing complexes, including the cost of feasibility studies, occupancy costs incurred prior to opening, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $625 in the thirteen weeks ended November 2, 2008 to $983 in the thirteen weeks ended November 1, 2009. Pre-opening costs in the thirteen weeks ended November 1, 2009 principally relate to the recently opened store in Columbus, Ohio and costs associated with two additional locations slated for opening in fiscal 2010. Pre-opening costs in the thirteen weeks of fiscal 2008 were primarily attributable to the openings of our stores in Arlington, Texas in November 2008 and Tulsa, Oklahoma in January 2009.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense decreased by $1,398 from $6,996 in the thirteen weeks ended November 2, 2008 to $5,598 in the thirteen weeks ended November 1, 2009. The decrease in interest expense is primarily attributed to reduced interest costs resulting from the early retirement of $15,000 of our senior notes in September 2008 and adjustments recorded to mark our interest rate swap contracts to their fair value.

Income taxes

Provision for income taxes consisted of an income tax benefit of $4,518 in the thirteen weeks of 2009, and an income tax benefit of $3,573 in the thirteen weeks of 2008. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended November 1, 2009, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At November 1, 2009, we estimate an increase in our valuation allowance for the year ending January 31, 2010 in the amount of $1,613 will be required. This increase in valuation allowance is attributable to deductible temporary differences and carryforwards originating during the year and has been included in our calculation of the annual estimated effective tax rate.

Historically, we have had a full valuation allowance against all state net operating loss carryforwards. Based on our review of historical operating results and expectations of future taxable income, we concluded that it is more likely than not that net operating loss carryforwards in certain states will be realized. Consequently, we released $920 of our valuation allowance associated with those carryforwards and recorded the benefit as a discrete adjustment during the first nine months of 2009.

As of November 1, 2009, we have accrued approximately $2,201 of unrecognized tax benefits, including approximately $966 of penalties and interest. During the thirteen weeks ended November 1, 2009, we decreased our unrecognized tax benefit by $278 and decreased our accrual for interest and penalties by $61. Additionally, in the second quarter of 2009, we increased our deferred tax asset and increased our reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross basis rather than net of the related reserves. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related reserve. We do not currently anticipate any additional material changes in fiscal 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,449 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2004.

Thirty-Nine Weeks Ended November 1, 2009 Compared to Thirty-Nine Weeks Ended November 2, 2008

Revenues

Total revenues decreased 2.8 percent, or $11,302 from $398,440 for the thirty-nine weeks ended November 2, 2008 compared to $387,138 for the thirty-nine weeks ended November 1, 2009. Comparable stores revenue decreased by approximately 8.5 percent, or $32,982 for the thirty-nine weeks ended November 1, 2009 compared to the thirty-nine weeks ended November 2, 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(32,982)
Non comparable stores	21,036
Other	644

Total	$(11,302)

Food sales at the comparable stores decreased by $13,341 or 9.8 percent, from $136,725 in the thirty-nine weeks ended November 2, 2008 to $123,384 in the thirty-nine weeks ended November 1, 2009. Beverage sales at comparable stores decreased by $8,775 or 13.0 percent, from $67,484 in the thirty-nine weeks ended November 2, 2008 to $58,709 in the thirty-nine weeks ended November 1, 2009. Comparable store amusements and other revenues in the thirty-nine weeks ended November 1, 2009 decreased by $9,447 or 5.3 percent, from $179,392 in the thirty-nine weeks ended November 2, 2008 to $169,945 in the thirty-nine weeks ended November 1, 2009.

Comparable special events revenues accounted for 10.3 percent of consolidated comparable stores revenue for the thirty-nine weeks ended November 1, 2009 and 13.1 percent in the thirty-nine weeks ended November 2, 2008. This decline represented a 28.3 percent reduction in special event revenues in our comparable store set as we continued to experience greater restrictions in event related spending by our consumer base.

Our revenue mix was 51.2 percent for food and beverage and 48.8 percent for amusements and other for the thirty-nine weeks ended November 1, 2009. This compares to 52.8 percent and 47.2 percent, respectively, for the thirty-nine weeks ended November 2, 2008.

Cost of products

Cost of food and beverage revenues decreased from $52,644 for the thirty-nine weeks ended November 2, 2008 to $48,325 for the thirty-nine weeks ended November 1, 2009. Cost of food and beverage products, as a percent of food and beverage revenue decreased 60 basis points to 24.4 percent for the thirty-nine weeks ended November 1, 2009 compared to 25.0 percent for the thirty-nine weeks ended November 2, 2008. Margin pressure experienced in our beverage and grocery cost categories were offset by lower costs, as a percent of revenue, primarily in our produce and dairy categories.

Cost of amusements and other revenues increased from $25,672 for the thirty-nine weeks ended November 2, 2008 to $28,472 for the thirty-nine weeks ended November 1, 2009. The costs of amusements and other, as a percentage of amusements and other revenues increased 140 basis points to 15.1 percent of amusement and other revenue for the thirty-nine weeks ended November 1, 2009 compared to 13.7 percent for the thirty-nine weeks ended November 2, 2008. This increase was driven primarily by an increase in promotional discounts of amusements.

Operating payroll and benefits

Operating payroll and benefits decreased by $5,942 or 5.6 percent, from $105,554 in the thirty-nine weeks ended November 2, 2008 to $99,612 in the thirty-nine weeks ended November 1, 2009. Operating payroll and benefits declined 80 basis points to 25.7 percent of revenue for the thirty-nine weeks ended November 1, 2009 compared to 26.5 percent for the same period of 2008. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce labor costs through scheduling and operating efficiencies at our stores.

Other store operating expenses

Other store operating expenses increased slightly by $242 from $132,333 in the thirty-nine weeks ended November 2, 2008 to $132,575 in the thirty-nine weeks ended November 1, 2009. Other store operating expenses increased 110 basis points from 33.2 percent of revenue for the thirty-nine weeks ended November 2, 2008 to 34.3 percent for the thirty-nine weeks ended November 1, 2009 primarily as a result of the deleveraging impact of lower sales on the fixed components of store operating expenses.

General and administrative expenses

General and administrative expenses decreased by $2,525 from $24,804 for the thirty-nine weeks ended November 2, 2008 to $22,279 for the thirty-nine weeks ended November 1, 2009. General and administrative expenses decreased 40 basis points from 6.2 percent for the thirty-nine weeks ended November 2, 2008 compared to 5.8 percent for the thirty-nine weeks ended November 1, 2009, primarily due to reduced compensation expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,047 or 8.3 percent, from $36,786 for the thirty-nine weeks ended November 2, 2008 to $39,833 for the thirty-nine weeks ended November 1, 2009. This increase is driven primarily by the opening of two new locations in the fourth quarter of 2008, as well as the opening of new locations during 2009.

Pre-opening costs

Pre-opening costs increased by $1,314 from $1,867 in the thirty-nine weeks ended November 2, 2008 to $3,181 in the thirty-nine weeks ended November 1, 2009. Pre-opening costs in the thirty-nine weeks ended November 1, 2009 principally relate to the recently opened stores in Richmond, Virginia; Indianapolis, Indiana; Columbus, Ohio and costs associated with two additional locations slated for opening in fiscal 2010. Pre-opening costs in the comparable period for 2008 were primarily attributable to our stores in Plymouth Meeting, Pennsylvania; Arlington, Texas and Tulsa, Oklahoma, which opened in July 2008, November 2008 and January 2009, respectively.

Interest expense

Interest expense decreased by $2,171 from $18,953 for the thirty-nine weeks ended November 2, 2008 to $16,782 for the thirty-nine weeks ended November 1, 2009. The decrease in interest expense is primarily attributed to reduced interest costs resulting from the early retirement of $15,000 of our senior notes in September 2008 and adjustments recorded to mark the interest rate swap contracts to their fair value.

Income taxes

Provision for income taxes consisted of an income tax benefit of $3,661 for the thirty-nine weeks ended November 1, 2009 and a tax benefit of $427 for the thirty-nine weeks ended November 2, 2008. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses that are not deductible for income tax purposes.

In the thirty-nine weeks ended November 1, 2009, we recorded a $1,083 increase to our valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with guidance on accounting for income taxes. As a result of experiencing cumulative losses before income taxes for the three-year period prior to November 1, 2009, we could not conclude that it is more likely than not that our deferred tax assets would be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of November 1, 2009, we have approximately $2,201 of unrecognized tax benefits, including approximately $966 of penalties and interest. During the thirty-nine weeks ended November 1, 2009, we decreased our unrecognized tax benefit by $41 and increased our accrual for interest and penalties by $118. Additionally, in the second quarter of 2009, we increased our deferred tax asset and increased our deferred tax asset and increased our reserve by $779. The $779 adjustment was made to reflect the underlying deferred tax assets on a gross sales rather than net of the related reserves. During the third quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related reserve. We do not currently anticipate any additional material changes in fiscal year 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $2,449 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state, and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2004.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes, and borrowings under our senior credit facility. As of November 1, 2009, we had cash and cash equivalents of $6,440, a working capital deficit of $27,906 and outstanding debt obligations of $233,275. We also had $45,459 in borrowing availability under our senior credit facility.

Historical Indebtedness

Senior credit facility. In connection with the Merger, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of November 1, 2009, we had $5,900 borrowings under the revolving credit facility, $67,375 of borrowings under the term loan facility and $8,641 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap contracts that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts of $57,900 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.70 percent at November 1, 2009.

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

Senior notes. In connection with the Merger, on March 8, 2006, we closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes. On September 22, 2006, we completed an exchange with the holders of the senior notes pursuant to which the existing notes sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at a redemption price of 105.625 percent (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.

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

Historical Cash Flows

Thirty-nine Weeks Ended November 1, 2009 Compared to Thirty-nine Weeks Ended November 2, 2008

As of November 1, 2009, we had cash and cash equivalents of $6,440 and available borrowing capacity of $45,459 under the senior credit facility.

Net cash provided by operating activities was $27,022 for the thirty-nine weeks of 2009 compared to cash provided by operating activities of $23,274 for the thirty-nine weeks of 2008. The increase in cash flow from operations is primarily due to an increase in working capital components related to new store developments.

Net cash used in investing activities was $32,641 for the thirty-nine weeks of 2009 compared to $36,145 for the thirty-nine weeks of 2008. The investing activities for the thirty-nine weeks of 2009 consist primarily of $32,653 in capital expenditures. The investing activities for the thirty-nine weeks of 2008 primarily include $36,314 in capital expenditures.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $48,700 ($40,000 net of tenant improvement allowances) in capital expenditures during fiscal year 2009. The 2009 expenditures will include approximately $33,700 ($25,000 net of tenant improvement allowance) for new store construction and operating improvement initiatives, and $15,000 in maintenance capital, new games and game upgrades.

Net cash provided by financing activities was $3,525 for the thirty-nine weeks of 2009 compared to cash provided by financing activities of $500 in the thirty-nine weeks of 2008. The financing activities for the thirty-nine weeks of 2009 include required paydowns under our term loan facility of $375 as well as net borrowings on our revolving credit facility of $3,900. The financing activities for the thirty-nine weeks of 2008 include required paydowns under our term loan facility of $500, and net borrowings under our revolving credit facility of $16,000. Also, in September 2008, we utilized existing cash balances to retire $15,000 of our senior notes.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This new accounting guidance requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted the new accounting guidance on February 2, 2009.

In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. This new guidance applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted the new accounting guidance on February 2, 2009.

In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The new accounting guidance requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy, that prioritizes the inputs used to measure fair value. This guidance may require companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly of indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. In February 2008, the FASB issued new accounting guidance, which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective February 2, 2009, we adopted this guidance.

In February 2007, the FASB issued accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. Effective February 4, 2008, we adopted this guidance. We did not elect to measure any additional financial assets or liabilities at fair value that were not already measured at fair value under existing standards. Therefore, the adoption of this standard did not have an impact on our consolidated financial statements or results of operations.

In March 2008, the FASB issued new accounting guidance regarding disclosures about derivative instruments and hedging activities. Entities with instruments subject to this accounting guidance are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under this accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under this accounting guidance, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. Effective February 2, 2009, we adopted the new guidance.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our August 2, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements to require disclosure of the fair value of financial instruments in interim reporting periods. We implemented this guidance during the second quarter of fiscal 2009.

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. This new accounting guidance was effective for interim or annual periods ending after June 15, 2009 and was implemented by the Company during the second quarter of fiscal 2009. We performed a review for subsequent events through December 14, 2009, the date of this report. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (“Codification”) and the hierarchy of generally accepted accounting principles, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). This new guidance explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The new accounting guidance is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended November 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 14, 2009	By:	/S/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: December 14, 2009	By:	/S/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer