Form 10-K
period 2010-01-31
DAVE & BUSTERS INC
filed 2010-04-15
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was zero as of August 2, 2009.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 10, 2010, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2010

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc. and its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and compensation information included in Item 11. We are a leading owner and operator of high-volume entertainment and dining venues in North America based on average store volume. We define high volume as those entertainment and dining venues with average store volume in excess of $5,000. In 1982, we branded a concept that we believe combines the best attributes of the out-of-home entertainment and dining industries, allowing guests to enjoy a variety of entertainment, food and beverage options under one roof. Each of our locations offers interactive entertainment, including skill/sports-oriented redemption games and technologically advanced video and simulation games, combined with a full menu of high-quality food and beverages. We appeal to a diverse customer base by providing a customizable entertainment experience in a dynamic and fun setting. While our guests are primarily a balanced mix of men and women aged 21 to 44, we are also an attractive venue for families with children and teenagers.

As of January 31, 2010, we owned and operated 55 stores in 23 states and Canada. In addition, there is one franchised store operating in Canada. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our stores average approximately 49,000 square feet in size and range between 16,000 and 66,000 square feet.

Our History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first two stores in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from the two stores in Dallas, Texas to 55 stores across 23 states and Canada, and one franchised store in Canada. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, Dave & Buster’s was acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), formerly known as WS Midway Holdings, a newly-formed holding company controlled 82 percent by affiliates of Wellspring Capital Management LLC (“Wellspring”) and 18 percent by affiliates of HBK Investments L.P. (“HBK”).

Eat Drink Play®

When our founders opened our first location in Dallas in 1982, they sought to create a unique venue providing interactive entertainment options for adults and families, while serving high-quality food and beverage offerings. Since our establishment, we have followed the same principle for each store and in doing so branded a concept around a customer proposition that can be summed up in three simple words: Eat Drink Play®. The combination of entertainment and dining is the central focus of our stores and the layout of each store is designed to maximize crossover between our entertainment, dining and full-service bar areas. A large majority of our customers come to Dave & Buster’s to enjoy a combination of our food, beverage, and entertainment offerings. The flexibility provided by our multiple offerings allows each guest the opportunity to self-tailor his or her visit to provide a highly customizable experience, which we believe further differentiates our brand.

In addition, each store has multiple special event areas that are used for hosting private parties, business functions and other corporate sponsored events. Our stores are supported by a Special Events Call Center, located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times across the year. We believe our special event offerings provide a highly attractive alternative to traditional restaurants and hotels, which generally do not offer combined entertainment and dining.

Eat Drink

Our menu places special emphasis on quality meals, including gourmet pastas, steaks, sandwiches, salads, and an outstanding selection of desserts, with regular entrée prices typically ranging from $7.59 to $19.99. Each of our locations offers full bar service throughout the store, including an extensive array of beers and a wide selection of wine, signature cocktails, premium spirits and non-alcoholic beverages. We believe that each location’s combination of high-quality food and beverages with attentive and friendly service provides us with a competitive advantage compared to alternative entertainment venues. Approximately 52 percent of total revenues were derived from food and beverage sales during fiscal 2009.

Play

Our stores offer an extensive array of amusements and entertainment options, typically including over 150 games with approximately 250 player positions. Amusement and other revenues accounted for approximately 48 percent of our total revenues during fiscal 2009.

Redemption Games. Redemption games represented 73 percent of our amusement revenues in fiscal 2009 and offer an opportunity for guests to win tickets that are redeemable for prizes ranging from branded novelty items to high-end home electronics at our “Winner’s Circle.” This “opportunity to win” creates a social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. These games are core to our concept and classic in nature, and therefore do not require frequent replacement.

Video and Simulation Games. Video and simulation games represented approximately 22 percent of our amusement revenues in fiscal 2009. Our video and simulation games can be played by one guest or by multiple guests simultaneously. These games include interactive electronic battlefield games, fantasy games, motion simulation racing games, large screen interactive electronic games and golf simulators. We seek to maintain the most up-to-date and technologically advanced games.

Traditional Games and Entertainment. Traditional games and entertainment represented approximately 5 percent of our amusement revenues in fiscal 2009. Our traditional amusements include billiards, bowling, and shuffleboard tables, as well as multiple televisions and high quality audio systems providing guests with an attractive venue for watching live sports and other televised events.

Power Cards

Our games are typically activated with swipe cards, which we refer to as Power Cards®. Power Cards are rechargeable with game play credits, which we refer to as chips, and can be used to accumulate tickets won in redemption games. Power Cards enable our guests to activate games more easily and encourages extended play and return visits by guests who have remaining credits and tickets at the end of their visit. By replacing coin-activation, Power Cards eliminate the technical difficulties and maintenance issues associated with coin-activated equipment.

Our Power Card “buy-ins” historically ranged in value from $1 to $25. We have successfully introduced higher Power Card “buy-ins” and multiple Power Card bundles which provide even greater value to guests in terms of chips per dollar.

The Power Card, combined with our focus on leveraging our entertainment offerings, has led to additional promotions including the Eat & Play Combo, Super Charge up-sell and Half-Price Game Play on Wednesdays.

•	The Eat & Play Combo helps drive non-peak traffic by offering customers an attractive value proposition.

•

The Eat & Play Combo currently provides guests a choice of one of eight entrees and a $10 Power Card for $15.99 in most markets. These entrée selections are regularly priced from $8.89 to $13.99, and the Eat & Play Combo therefore represents an attractive value to our customers.

•	Additionally, guests may opt for an entrée and a $20 Power Card for $23.99.

•

A selection of one of seven “premium” entrees and a $10 Power Card is also available for $19.99 and may be upgraded to a $20 Power Card for $27.99 in most markets. These premium entrée selections are regularly priced from $14.19 to $19.99.

•

The Super Charge up-sell increases the number of chips on a Power Card by 25 percent, for customers who pay an additional $2 on a $10 Power Card, an additional $3 on a $20 or $25 Power Card, an additional $4 on a $35 Power Card, or an additional $5 on a $50 Power Card. This option encourages guests to purchase cards with higher initial values, which also helps extend the duration of their visit.

•

Our Half-Price Game Play Wednesday allows our guests to play virtually all of our games at one-half the normal price during our Wednesday operating hours. The option encourages guests to increase the frequency and duration of visits on a day of the week that we traditionally experience lower sales levels. We utilize this offering during targeted portions of the year as a strategy to increase guest visits.

Our Strategy

In the highly competitive restaurant and entertainment industries, we believe the ability of our guests to experience the best combination of entertainment and dining in a fun and high-energy atmosphere differentiates the Dave & Buster’s experience. Unlike the strategy employed by many restaurants of shortening visit times by focusing on turning tables faster, we aim to increase the length of stay in our locations to drive high-margin incremental revenues. Specific elements of our strategy include:

•

Continue to drive top-line growth. We continue to implement a variety of initiatives to increase our comparable store sales. Following the successful introduction of our Eat & Play Combo, we remain focused on product innovation and continue to evaluate opportunities to: (1) introduce new bundled products and (2) to encourage higher Power Card buy-ins. We believe that continued enhancements to our media campaign will resonate strongly with guests and help to drive incremental and new guest traffic. Additionally, we will continue to evaluate selective opportunities to increase pricing.

We are also focused on growing our store base, as we believe the Dave & Buster’s brand has the potential for more than 150 additional stores in the United States and Canada. We believe that our refined large format design of 35,000 square feet and our new smaller format designs will allow us to effectively backfill existing markets as well as enter new markets. We will continue to analyze demographic and psychographic data to build a pipeline of suitable new sites. We plan to open three new stores in fiscal 2010.

•

Continue to differentiate our strong brand. We believe that focusing on two key factors will allow us to further differentiate the Dave & Buster’s brand from other food and entertainment alternatives: our wide array of amusement and entertainment options and the overall quality of the Dave & Buster’s experience.

•

Entertainment: Entertainment options are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest and most innovative offerings helps drive repeat visits. To keep our entertainment options on-trend, in fiscal 2010 we expect to spend approximately $145 annually in each of our stores on game replenishment, which we believe serves to drive comparable store sales growth. This ensures our locations have the most sophisticated entertainment options available and decreases the need for routine large-scale re-imaging campaigns.

•

Quality of experience: We remain committed to improving Dave & Buster’s products and facilities. We will continue to implement initiatives with respect to better quality food, more attentive service, better functioning entertainment options and cleaner facilities to improve guest satisfaction. We believe that continued focus on improving the guest experience will help to drive incremental guest traffic, extend length of a guest’s stay and result in incremental revenue.

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

Site Selection

We believe that the location of stores is critical to our long-term success. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. To refine our site selection, we recently conducted extensive demographic and market analyses to determine the key drivers of successful new store performance. We now base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores.

During 2009, we opened three new stores in Richmond, Virginia; Indianapolis, Indiana; and Columbus, Ohio. In 2008, we opened three new stores in Plymouth Meeting, Pennsylvania; Arlington, Texas; and Tulsa, Oklahoma. In 2007 we opened one store in Tempe, Arizona.

At the end of fiscal 2009 we had two stores under construction. One of the stores under construction (Roseville, California) is being built in our small format design; the store in Wauwatosa (Milwaukee), Wisconsin opened as a large format design on March 1, 2010.

Our Store Formats

We have historically operated stores varying in size from 29,000 to 66,000 square feet. After significant store-level research and analysis we have found that incremental square footage in excess of 35,000 yields limited incremental sales volumes and lower margins. We have also experienced significant variability among stores in volumes, individual store-level EBITDA and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the stores. In order to optimize sales per square foot and further enhance our store economics, we have reduced the target size of our future large format stores to 35,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size. To accomplish this, we have reduced the back of house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial store using a small store format in Tulsa, Oklahoma, in January 2009. We also opened small store formats in Richmond, Virginia and Columbus, Ohio in April 2009 and October 2009, respectively. We believe that the small store format will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Moreover, we expect the format to yield higher margins than our current stores by optimizing the ratio of “selling space” to back of the house square footage and improving fixed cost leverage. Finally, we believe that the small store format will allow us to take less capital investment risk per store. As a result, we are targeting these smaller format stores to achieve higher returns, more efficient sales per square foot and reduce pre-opening costs relative to our larger formats, and to enable us to expand into additional markets.

Our stores generally are located on land leased by our subsidiaries. Our lease terms, including renewal options, range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable store’s annual gross revenues, subject to market-based minimum annual rents. We currently pay contingent rent in only a small number of our stores. Generally, leases are “net leases” that requires us to pay our pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or for a portion of the lease term.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2011.

Marketing, Advertising and Promotion

Our corporate marketing department manages brand advertising, media and promotional programs. In addition, the department is responsible for food and beverage research and development, customer insights, in-store merchandising, digital initiatives and pricing. We work with an external advertising agency, a media planning and buying agency, a national public relations firm as well as several other consultative/vendor partnerships in the development and execution of programs. We spent approximately $26,588 in advertising efforts in fiscal 2009 and $26,605 in fiscal 2008.

In order to drive sales and expand our guest base, we focus marketing efforts in three key areas:

•	advertising, product development and system-wide promotions;

•	field marketing and local promotions; and

•	special events for corporate and group guests.

Additionally, over the last three years, we have:

•	performed extensive research to deepen understanding of our guest base and fine-tune the brand positioning;

•	refined our marketing strategy based on its findings to better reach both young adults and families;

•	created a new advertising campaign based on those insights;

•	invested in menu research and development to differentiate the food from competition, create signature products, improve product quality, consistency, value perceptions and overall guest satisfaction;

•	further developed our product and promotional strategies to attract new customers and increase spending/length of stay;

•	leveraged out loyalty database to engage and motivate customers;

•	made significant financial and manpower commitments in advertising media and creative execution to further differentiate the brand;

•	invested in digital social media to create stronger relationships with consumers; and

•	defined a consistent brand identity that reflects our quality, heritage and energy.

In addition to our national cable-advertising program, we develop marketing and media plans that are highly localized and designed to support individual market opportunities. We continue to utilize in-store promotions, print, radio, email and customer communications to increase visit frequency and average check size.

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. The primary focus for our special events sales teams is to identify and contact corporations, associations, organizations, and community groups within the team’s marketplace for purposes of booking group events. The special events sales teams pursue corporate and social group bookings through a variety of sales initiatives including outside sales calls and cultivation of repeat business. They are supported by a Special Events Call Center located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times across the year. We have developed and continually maintain a database of corporate and group bookings. Our stores host events for many multi-national, national and regional businesses. Many of our corporate and group guests schedule repeat events.

Operations

Management

The management of our store base is divided into seven regions, each of which is overseen by a Regional Operations Director who reports to one of the two Vice Presidents of Operations. Our Regional Operations Directors oversee four to ten company-owned stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region.

Our typical store team consists of a General Manager supported by an average of eight additional management positions. There is a defined structure of development and progression of job responsibilities from Line Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each Management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 150 hourly employees, many of whom work part time. The General Manager and the management team is responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. Our managers perform a weekly complete “test drive” of each game to ensure that our amusement offerings are consistent and operational. Consolidated reporting tools for each key driver of our business exist for our Regional Operations Directors to be able to identify and troubleshoot any systemic issues.

Management Information Systems

We utilize a number of proprietary and third party management information systems. These systems are designed to enable our games functionality, improve operating efficiencies, provide us with timely access to financial and marketing data, and reduce store and corporate administrative time and expense. We believe our management information systems are sufficient to support our store expansion plans.

Training

We strive to maintain quality and consistency in each of our stores through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, game playability and maintenance of our stores. We provide all new team members with complete orientation and one-on-one training for their positions to help ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness training.

We require our new store managers to complete a 13-week training program that includes front of the house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. Once a year we hold a general manager conference in which our General Managers share best practices and also receive an update on our business plan.

When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the location to prepare for an intensive two week training program for all team members hired for the new store opening. Part of the training teams stay on site during the first week of operation. We believe this additional investment in our new stores is important, because it helps us provide our guests with a quality experience from day one. After a store has been opened and is operating smoothly, the assistant managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced General Managers and team members, and offer competitive wage and benefit programs. Our store managers all participate in a performance based incentive program that is based on sales, profit and employee retention goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and also receive vacation/paid time off based on tenure.

Food Preparation, Quality Control and Purchasing

The principal goods we purchase are games, prizes and food and beverage products, which are available from a number of suppliers.

We strive to maintain high food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each store, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products, per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.

Foreign Operations

We own and operate one store outside of the United States in Toronto, Canada. This store generated revenue of approximately $9,500 USD in fiscal year 2009, representing approximately 1.8 percent of our consolidated revenue. As of January 31, 2010, we have less than 2 percent of our long-lived assets located outside the United States. Additionally, a franchisee operates a Dave & Buster’s store located in Niagara Falls, Ontario, Canada which opened on June 25, 2009.

The foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

Suppliers

The principal goods used by us are games, prizes and food and beverage products, which are available from a number of suppliers. We have expanded our contacts with amusement merchandise suppliers through the direct import program. Federal and state health care mandates and mandated increases in the minimum wage could have the repercussion of increasing expenses, as suppliers may be adversely impacted by higher health care costs and increases in the minimum wage.

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Power Combo®, and Eat Drink Play® with the United States Patent and Trademark Office and in various foreign countries. We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our signature “bulls-eye” logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of January 31, 2010, we employed 7,565 persons, 184 of whom served in administrative or executive capacities, 587 of whom served as management personnel and the remainder of whom were hourly personnel.

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

Risks Related to Our Business

The global economic crisis adversely impacted our business and financial results in fiscal 2009 and a prolonged recession could materially affect us in the future.

Our industry is dependent upon consumer discretionary spending. The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies, and reduced access to credit, resulting in lower levels of guest traffic in our stores. If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operation and ability to comply with the covenants under our credit facility could be materially affected and may result in a deceleration of the number and timing of new store openings. Continued deterioration in customer traffic and/or a reduction in the average amount guests spend in our stores will negatively impact our revenues. This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in reductions in staff levels, asset impairment charges and potential closures. Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plans to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

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

Our growth strategy depends on our ability to open new stores and operate them profitably.

As of January 31, 2010, there were 55 company-owned locations in the United States and Canada and one franchise location in Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investments. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis is dependent on a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, land use and environmental regulations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

•	efficiently manage the amount of time and money used to build and open each new store.

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or atmosphere, or our entertainment and menu options might not appeal to them. Only a small number of our existing stores are the size of our target 35,000 square foot format for our larger stores and as of January 31, 2010, we operate three small format stores. We cannot provide any assurance that our new format stores will meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target sales to net investment ratios and cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparable store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new stores will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of the Dave & Buster’s brand. Stores opened in new markets may open at lower average weekly sales volumes than stores opened in existing markets, and may have higher store-level operating expense ratios than stores in existing markets. Sales at stores opened in new markets may take longer to reach average store volumes, if at all, thereby adversely affecting our overall profitability.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, nightclubs and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse affect on our business, results of operations and financial condition.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and the timing of new openings and other events.

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Prior to fiscal year 2008 our revenues were substantially higher in the fourth quarter driven in part by the increased number of holiday parties held during that time of year. Our revenues and profitability have been lower during the third quarter with the first and second quarter being somewhat similar in results. We expect similar trends to continue in the future. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter holiday season can have a significant impact on our fourth quarter, and therefore our results for the full fiscal year. See “Management’s discussion and analysis of financial condition and results of operations—store-level variability, quarterly results of operations and seasonality.”

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single store could significantly affect our overall profitability. Additionally, the timing of new store openings may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues. We typically incur most pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of food and beverage revenue was 24.2 percent in fiscal 2009, 24.8 percent in fiscal 2008, and 24.7 percent in fiscal 2007. Cost of amusement and other costs as a percentage of amusement and other revenue was 15.5 percent in fiscal 2009, 13.8 percent in fiscal 2008, and 14.1 percent in fiscal 2007. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our customers, our operating results could be adversely affected.

We have entered into a long-term contract with U.S. Foodservice, Inc. which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and chemical supplies. The unplanned loss of this distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

The limited number of amusement suppliers, the availability of new amusement offerings, the cost and availability of redemption items that appeal to guests and the market demand for new games could adversely impact the cost to acquire and operate new amusements. We may not be able to anticipate and react to changing food, beverage and amusement costs by adjusting purchasing practices, menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Instances of food-borne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our stores and negatively impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic (such as the avian flu) or food-borne illness (such as aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli), whether or not traced to one of our stores, may cause customers to avoid public gathering places or otherwise change their eating behaviors. Even the prospects of a health epidemic could change consumer perceptions of food safety, disrupt our supply chain and impact our ability to supply certain menu items or staff our stores. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, as well as influenza, could reduce traffic in our stores. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our stores and the food that we offer, reduce guest visits to our stores and negatively impact demand for our menu offerings.

We may not be able to obtain and maintain licenses and permits necessary to operate our stores in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. Moreover, states and local communities are tending to consider additional regulation regarding redemption games. From time-to-time, existing stores may be required to modify certain games, alter the mix of games, or terminate the use of specific games as a result of the interpretation of regulations by state or local officials, any of which could adversely affect our operations.

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of or exposure to hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

In addition, we are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions, along with the Americans with Disabilities Act and various family-leave mandates. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage which have taken effect during the last three years and further increases are anticipated in 2010. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our customers, our business, results of operations and financial condition could be adversely affected.

Our sales and results of operations may be adversely affected by the passage of health care reform legislation and climate change and other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that health care reform could have on our employer-sponsored medical plans or that climate change and other environmental legislation and regulations could have on our overall business.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. In addition, from time-to-time customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of certain lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 32 percent of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2009, adverse publicity resulting from these allegations may materially affect us and our stores.

We may face labor shortages that could slow our growth and adversely impact our ability to operate our stores.

The successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time-to-time, there may be a shortage of skilled labor in certain of the communities in which our stores are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees and could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

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

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, or natural disasters, such as earthquakes, floods and hurricanes. In particular, six of our stores are located in California and are subject to earthquake risk, and three of our stores in Florida, two of our stores in Houston and our one store in Honolulu are subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Unfavorable publicity relating to one or more of our stores may taint public perception of the Dave & Buster’s brand, which could reduce sales in one or more of our stores and make our brand less valuable.

The strength of our brand is impacted by public perception of the quality of our food and facilities. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. Adverse publicity involving any of these factors could make our stores less appealing, reduce our guest traffic and/or impose practical limits on pricing. In the future, some of our stores may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the store in accordance with our standards, we would not oversee their daily operations. If one or more of our stores were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a store or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

Of the 55 stores operated by us as of January 31, 2010, 54 stores are operated on leased premises. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A lease on one of our stores is scheduled to expire during late fiscal 2010 and the Company is evaluating whether to seek to extend the term of the lease on this store. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $44,865, or 8.6 percent of our total revenues, in fiscal 2009. In addition, as of January 31, 2010, we were a party to operating leases requiring future minimum lease payments aggregating approximately $136,295 through fiscal 2012 and approximately $332,055 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

As of January 31, 2010, we had $67,250 of borrowings under our existing term loan facility, no borrowings under our revolving credit facility, $7,641 in letters of credit outstanding and $160,000 aggregate principal amount of 11.25 percent senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The terms of our senior credit facility and our 11.25 percent senior notes restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit facility and our 11.25 percent senior notes contain, and any future indebtedness likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our 11.25 percent senior notes could drop significantly.

Disruptions in our information technology systems could have an adverse impact on our operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations. In 2007, there was an external breach of our credit card processing systems which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our stores would be adequate. Given the limited number of stores we operate, such a loss could have a material adverse effect on our results of operations. In addition, we do not currently carry insurance for breaches of our computer network security. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 31, 2010, we owned or leased 55 stores and one franchise. We also have a store that opened in Wauwatosa, Wisconsin (Milwaukee) on March 1, 2010. The following table sets forth the number of stores that are located in each state/country as January of 31, 2010. Unless otherwise indicated, each of the stores listed below is leased.

State or Country	Number of Stores
Arizona	2
California	6
Colorado	2
Florida	3
Georgia	3
Hawaii	1
Illinois	2
Indiana	1
Kansas	1
Maryland	2
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	4
Oklahoma	1
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas(a)	8
Virginia	1
Canada(b)	2

(a)	One store in the state is owned.
(b)	One store is a franchise which operates in Niagara Falls, Ontario.

Our stores generally are located on land leased by our subsidiaries. Our lease terms, including renewal options, range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable store’s annual gross revenues, subject to market-based minimum annual rents. We currently pay contingent rent in only a small number of our stores. Generally, leases are “net leases” that requires us to pay our pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or a portion of the lease term.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2011.

ITEM 3.	LEGAL PROCEEDINGS

We have reached an agreement with the Federal Trade Commission (“FTC”) on the terms and provisions of a Complaint and Agreement Containing Consent Order (the “Order”) that concludes and settles an investigation into our information security practices. The investigation related to a 2007 criminal attack upon our computer system during which approximately 130,000 payment cards used at eleven of our stores were compromised. The terms of the Order provide that we failed to provide reasonable and appropriate security for personal information on our computer networks. Specifically, we failed to (a) employ sufficient measures to detect and prevent unauthorized access to computer networks, (b) adequately restrict third-party access to our networks, (c) monitor and filter outbound traffic from our networks (to identify and block the unauthorized export of sensitive personal information), (d) limit access between in-store networks, and (e) limit access to our computer networks through wireless access points.

Under our settlement with the FTC, we are required to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. This information security program will contain administrative, technical, and physical safeguards designed to (a) identify material internal and external risks to the security, confidentiality, and integrity of personal information that could result in the unauthorized disclosure, misuse, loss, alteration, destruction, or other compromise of such information, (b) control the identified risks, and (c) ensure that our third-party service providers are capable of appropriately safeguarding personal information they receive from us. As part of the development of the information security program, for a ten-year period, we must obtain initial and biennial assessments and reports from an independent auditor that set out the safeguards implemented and maintained by us, and explain how such safeguards meet or exceed the protections required by the terms of the Order. The Order shall be binding upon us for twenty years.

The FTC voted to approve the Order on March 25, 2010. The Order will be subject to public comment until April 26, 2010, after which the FTC will decide whether to make it final. The Order does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the Order will have a material adverse effect on our business, operations, or financial performance.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our capital stock. One hundred percent of our outstanding capital stock is owned by D&B Holdings. There were no repurchases of our capital stock in the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data as of January 31, 2010, February 1, 2009, February 3, 2008, 334-day period ended February 4, 2007, 37-day period ended March 6, 2006, and January 29, 2006, from the audited consolidated financial statements and related notes. All references to 2006 relate to the combined 53-week period ending on February 4, 2007 while the other years presented consist of 52 weeks of operations.

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334-Day Period From March 8, 2006 to February 4, 2007	37-Day Period From January 30, 2006 to March 7, 2006	Fiscal Year Ended(1) January 29, 2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$520,783	$533,358	$536,272	$459,792	$50,409	$463,452
Operating income	21,871	27,747	21,081	6,409	1,557	12,999
Net income (loss)	(350)	1,615	(8,841)	(12,063)	486	4,288
Balance sheet data (as of end of period):

Cash and cash equivalents	16,682	8,534	19,046	10,372		7,582
Working capital (deficit)(2)	(28,019)	(35,196)	(30,666)	(31,430)		(37,206)
Property and equipment, net	294,151	296,805	296,974	316,840		351,883
Total assets	483,640	480,936	496,203	506,813		423,062
Total debt	227,250	229,750	243,375	254,375		80,175
Stockholders’ equity	92,646	92,023	90,756	96,705		205,220
Other data:
Capital expenditures	48,423	49,254	$31,355	$31,943	$10,600	$62,066
Stores open at end of period(3)	56	52	49	48	46	46

(1)

On August 28, 2005, a subsidiary closed an acquired Jillian’s store. As a result of the closing, we recorded a pre-tax charge of approximately $3,000 comprised of approximately $2,500 in non-cash charges for depreciation, amortization and asset impairment charges and approximately $500 related to severance and other costs required to close the store.

(2)	Defined as total current assets minus total current liabilities.
(3)	The number of stores open at January 31, 2010 includes 55 company-owned and one franchise in Canada.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal 2009 relate to the 52 week period ending on January 31, 2010. All references to fiscal 2008 relate to the 52 week period ending on February 1, 2009. All references to fiscal 2007 relate to the 52 week period ending on February 3, 2008.

We are a leading owner and operator of high-volume entertainment and dining venues in North America by average store volume. In 1982, we branded a concept that we believe combines the best attributes of the out-of-home entertainment and dining industries, allowing guests to enjoy a variety of entertainment, food and beverage options under one roof. Each of our locations offers interactive entertainment, including skill/sports-oriented redemption games and technologically advanced video and simulation games, combined with a full menu of high-quality food and beverages. We appeal to a diverse customer base by providing a customizable entertainment experience in a dynamic and fun setting. While our guests are primarily a balanced mix of men and women aged 21 to 44, we are also an attractive venue for families with children and teenagers.

As of January 31, 2010, we owned and operated 55 stores in 23 states and Canada. In addition, there is one franchised store operating in Canada. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our stores average approximately 49,000 square feet in size and range between 16,000 and 66,000 square feet. In the 12-month period ended January 31, 2010, we had total revenues of $520,783.

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from the two stores in Dallas, Texas to 55 stores across 23 states and Canada, and one franchised store in Canada. From 1997 to early 2006, Dave & Buster’s operated as a public company under the leadership of Dave and Buster. Dave & Buster’s was acquired in March 2006 by D&B Holdings, an affiliate of Wellspring and HBK. Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of our outstanding capital stock.

Recent events affecting our results of operations

Acquisitions and Disposals

Effective June 30, 2009, we acquired the 49.9% limited partner interest in a limited partnership which owns a Jillian’s store in the Discover Mills Mall near Atlanta, Georgia. Prior to our June 30, 2009 acquisition, we owned a 50.1% general partner interest in the limited partnership. Historically, we accounted for our ownership of the general partnership interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

The acquisition date fair value of the consideration given for the limited partner interest was $1,860 and consisted of an agreement to extend the underlying premises lease by an additional thirty-two months. Under the terms of the extended lease, we also agreed to convert the Jillian’s operations to the “Dave & Buster’s” trade name by January 30, 2010. The acquisition of the limited partner interest was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of the fair value of assets acquired and the liabilities assumed as of June 30, 2009 and the recognition of a non-cash acquisition gain of approximately $357, which is included as a component of Other store operating expenses.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenues. Revenues consist of food and beverage revenues as well as amusement and other revenues. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes in fiscal 2009 and fiscal 2008 have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer. In fiscal 2009, we derived 35.2 percent of our total revenue from food sales, 16.6 percent from beverage sales, 47.1 percent from amusement sales and 1.1 percent from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing, and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as flatscreen televisions, MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. In the fourth quarter of 2008, we introduced “Half-Price Game Play Wednesdays” which allow guests to play virtually all of our games for one-half of the regular price on Wednesdays during targeted periods during the year.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. During fiscal 2009, the cost of food products averaged 24.2 percent of food revenue and the cost of beverage products averaged 24.1 percent of beverage revenue. The amusement and other cost of products averaged 15.5 percent of amusement revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist of store-related occupancy, store expenses, utilities, repair and maintenance and marketing costs.

Store-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated stores varying in size from 29,000 to 66,000 square feet and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the fourth quarter will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period.

We expect that volatile economic conditions will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although, there is no assurance that our cost of products will remain stable or that federal or state minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report.

We have prepared our discussion of the results of operations for the fiscal year ended January 31, 2010 by comparing the results of operations to the combined earnings and cash flows for fiscal year ended February 1, 2009.

	Fiscal Year Ended January 31, 2010		Fiscal Year Ended February 1, 2009		Fiscal Year Ended February 3, 2008
Food and beverage revenues	$269,973	51.8%	$284,779	53.4%	$293,097	54.7%
Amusement and other revenues	250,810	48.2	248,579	46.6	243,175	45.3

Total revenues	520,783	100.0	533,358	100.0	536,272	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	65,349	24.2	70,520	24.8	72,493	24.7
Cost of amusement and other (as a percentage of amusement and other revenues)	38,788	15.5	34,218	13.8	34,252	14.1

Total cost of products	104,137	20.0	104,738	19.6	106,745	19.9
Operating payroll and benefits	132,114	25.4	139,508	26.2	144,920	27.0
Other store operating expenses	174,685	33.6	174,179	32.6	171,627	32.0
General and administrative expenses	30,437	5.8	34,546	6.5	38,999	7.3
Depreciation and amortization expense	53,658	10.3	49,652	9.3	51,898	9.7
Pre-opening costs	3,881	0.7	2,988	0.6	1,002	0.2

Total operating costs	498,912	95.8	505,611	94.8	515,191	96.1

Operating income	21,871	4.2	27,747	5.2	21,081	3.9
Interest expense, net	22,122	4.2	26,177	4.9	31,183	5.8

Income (loss) before provisions for income taxes	(251)	(0.0)	1,570	0.3	(10,102)	(1.9)
Provision (benefit) for income taxes	99	0.0	(45)	(0.0)	(1,261)	(0.2)

Net income (loss)	$(350)	(0.0)%	$1,615	0.3%	$(8,841)	(1.7)%

Cash provided by (used in):
Operating activities	$59,054		$52,197		$50,573
Investing activities	(48,406)		(49,084)		(30,899)
Financing activities	(2,500)		(13,625)		(11,000)

Change in comparable store sales(1)	(7.8)%		(2.8)%		4.1%
Stores open at end of period(2)	56		52		49
Comparable stores open at end of period	47		46		43

(1)

“Comparable store sales” (year-over-year comparison of stores open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)	Our new store openings during the last three fiscal years were as follows;

Fiscal Year Ended January 31, 2010		Fiscal Year Ended February 1, 2009		Fiscal Year Ended February 3, 2008
Location	Opening Date	Location	Opening Date	Location	Opening Date
Richmond, VA	04/20/2009	Plymouth Meeting, PA	07/21/2008	Tempe, AZ	09/17/2007
Indianapolis, IN	06/15/2009	Arlington, TX	11/24/2008
Columbus, OH	10/12/2009	Tulsa, OK	01/12/2009
Niagara Falls, ON(3)	06/25/2009

(3)	Franchise location.

Fiscal 2009 Compared to Fiscal 2008

Revenues

Total revenues during fiscal 2009 decreased by $12,575, or 2.4 percent, from $533,358 in fiscal 2008 to $520,783 in fiscal 2009.

The decreased revenues were derived from the following sources:

Comparable stores	$(40,359)
Non comparable stores	26,907
Other	877

Total	$(12,575)

Comparable store revenues were significantly impacted by the unfavorable macro economic environment affecting the restaurant/entertainment industry in general, and the effects of the global economic environment impacted our store locations as well.

Comparable stores revenue decreased by $40,359, or 7.8 percent, for fiscal 2009 compared to fiscal 2008. Comparable special events revenues which accounted for 12.0 percent of consolidated comparable stores revenue for fiscal 2009 fell by 24.4 percent compared to fiscal 2008. The walk-in component of our comparable store sales declined by 5.0 percent for fiscal 2009.

Food sales at comparable stores decreased by $16,136, or 8.8 percent from $183,568 in fiscal 2008 to $167,432 in fiscal 2009. Sales at our comparable stores continued to show a shift away from the beverage component of our business towards our amusements offerings. Beverage sales of comparable stores decreased 12.4 percent or $11,247 to $79,621 in fiscal 2009 from $90,868 in fiscal 2008. Our amusement revenues experienced a somewhat softer 4.7 percent decline to $224,410 in fiscal 2009 from $235,509 in fiscal 2008. Downward pressures on amusement sales were partially mitigated by our Half-Price Wednesday promotions and Power Card up-sell initiatives which provides greater value to guests in term of chips per dollar.

Our revenue mix was 35.2 percent for food, 16.6 percent for beverage and 48.2 percent for amusement and other for fiscal 2009. This compares to 35.7 percent, 17.7 percent and 46.6 percent, respectively, for fiscal 2008.

Cost of products

Cost of food and beverage revenues decreased from $70,520 in fiscal 2008 to $65,349 in fiscal 2009 principally as a result of lower food and beverage revenue levels in 2009. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased by 60 basis points to 24.2 percent of revenue for fiscal 2009 compared to 24.8 percent of revenue for fiscal 2008. A slight increase in beverage cost was offset by reduced costs in our produce and dairy products.

Costs of amusement and other revenues increased from $34,218 in fiscal 2008 to $38,788 in fiscal 2009. As a percentage of amusement and other revenues, these costs increased by 170 basis points to 15.5 percent in fiscal 2009 compared to 13.8 percent of revenues in fiscal 2008 primarily as a result of increased redemption costs driven, in part, by increased game play as a result of the Company’s Half-Price Wednesday promotions.

Operating payroll and benefits

Operating payroll and benefits decreased by $7,394, or 5.3 percent, from $139,508 in fiscal 2008 to $132,114 in fiscal 2009. Operating payroll and benefits as a percentage of revenues decreased by 80 basis points to 25.4 percent in fiscal 2009 compared to 26.2 percent in fiscal 2008. This decrease was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling as well as lower management costs resulting from an accounting centralization effort.

Other store operating expenses

Other store operating expenses increased by $506, or 0.3 percent, from $174,179 in fiscal 2008 to $174,685 in fiscal 2009. Other store operating expenses as a percentage of revenues increased 100 basis points from 32.6 percent in fiscal 2008 to 33.6 percent in fiscal 2009.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $4,109, or 11.9 percent, from $34,546 in fiscal 2008 to $30,437 in fiscal 2009. General and administrative expenses as a percentage of revenues decreased from 6.5 percent in fiscal 2008 to 5.8 percent in fiscal 2009, primarily due to lower labor costs, and the absence of approximately $2,100 incurred in 2008 related to severance and costs associated with a possible public offering of common stock that was terminated.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $4,006, or 8.1 percent, from $49,652 in fiscal 2008 to $53,658 in fiscal 2009. Depreciation expense increased primarily due to the new stores opened in fiscal 2008 and 2009.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $2,988 in fiscal 2008 to $3,881 in fiscal 2009. The increase of opening costs is primarily attributable to the opening of three new stores in fiscal 2009 and approximately $1,700 of costs incurred related to the opening of two stores in the first half of 2010.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value and any interest income earned. Interest expense decreased by $4,055 from $26,177 in fiscal 2008 to $22,122 in fiscal 2009. The decrease in interest expense is primarily attributed to adjustments to mark the interest rate swap agreements to their fair value and reduced interest costs attributable to the early retirement of $15,000 of our senior notes in September 2008.

Provision for income taxes

Provision for income taxes consisted of an income tax provision of $99 in fiscal 2009 and a tax benefit of $45 in fiscal 2008. Our effective tax rate differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

In fiscal 2009, we recorded an additional net valuation allowance of $977 against our deferred tax assets. The valuation allowance was recorded in accordance with accounting guidance for income taxes. As a result of our experiencing cumulative losses before income taxes for the three-year period ending January 31, 2010, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

We have adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of January 31, 2010, we had approximately $2,468 of unrecognized tax benefits, including approximately $269 in potential interest and penalties, net of related tax benefits. During fiscal 2009, we decreased our unrecognized tax benefit by $43. This decrease resulted primarily from tax positions taken in prior periods and the expiration of the statute of limitations. During the second quarter, one state jurisdiction completed its income tax audit. The Company settled and has released the related reserve. We currently anticipate that approximately $1,395 of unrecognized tax benefits will be settled through federal and state audits or is expected to be recognized as a result of the expiration of statute of limitations during fiscal 2010. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,809 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2005.

Fiscal 2008 Compared to Fiscal 2007

Revenues

Total revenues during fiscal 2008 decreased by $2,914, or 0.5 percent, from $536,272 in fiscal 2007 to $533,358 fiscal 2008.

The decreased revenues were derived from the following sources:

Comparable stores	$(14,818)
Non comparable stores	12,119
Other	(215)

Total	$(2,914)

Comparable stores revenue decreased by $14,818, or 2.8 percent, for fiscal 2008 compared to fiscal 2007. Comparable special events revenues accounted for 14.7 percent of consolidated comparable stores revenue for fiscal 2008 compared to 16.2 percent for fiscal 2007.

Comparable store revenues were significantly impacted by the unfavorable macro economic environment affecting the restaurant/entertainment industry in general, and the effects of global economic environment impacted our store locations as well. The economic deterioration was most apparent in the latter part of our fiscal year. During the first half of fiscal 2008, our comparable store revenue was 2.5 percent or $6,550 above fiscal 2007 revenue levels during the similar period. In the second half of fiscal 2008, our comparable sales fell by $21,368 or 8.2 percent from sales levels achieved during the last six months of fiscal 2007.

During fiscal 2008, we maintained advertising on cable television in all of our markets. Food sales at comparable stores decreased by $7,656, or 4.1 percent from $188,278 in fiscal 2007 to $180,622 in fiscal 2008. Beverage sales at comparable stores decreased by $7,310, or 7.6 percent from $96,560 in fiscal 2007 to $89,250 in fiscal 2008. Comparable store amusement revenue in fiscal 2008 increased by $1,118, or 0.5 percent, from $230,878 in fiscal 2007 to $231,996 in fiscal 2008. Amusement revenue continued to reflect the positive impact of increased points of sale available through the installation of sales kiosks throughout the system and an expansion of available predenominated Power Card alternatives.

Our revenue mix was 53.4 percent for food and beverage and 46.6 percent for amusement and other for fiscal 2008. This compares to 54.7 percent and 45.3 percent, respectively, for fiscal 2007.

Cost of products

Cost of food and beverage revenues decreased from $72,493 in fiscal 2007 to $70,520 in fiscal 2008 principally as a result of lower food and beverage revenue levels in 2008. Cost of food and beverage products, as a percentage of food and beverage revenues, increased by 10 basis points to 24.8 percent of revenue for fiscal 2008 compared to 24.7 percent of revenue for fiscal 2007. Increased food costs resulting from the introduction of certain pre-prepared products were partially offset by reduced costs in our meat, dairy, produce and beverage products.

Costs of amusement and other revenues remained relatively flat at approximately $34,200 year over year. The cost of amusement and other, as a percentage of amusement and other revenues, decreased as a percentage of revenues by 30 basis points to 13.8 percent in fiscal 2008 compared to 14.1 percent of revenues in fiscal 2007 primarily as a result of reduced redemption costs.

Operating payroll and benefits

Operating payroll and benefits decreased by $5,412, or 3.7 percent, from $144,920 in fiscal 2007 to $139,508 in fiscal 2008. Operating payroll and benefits as a percentage of revenues decreased by 80 basis points to 26.2 percent in fiscal 2008 compared to 27.0 percent in fiscal 2007. This decrease was primarily driven by initiatives designed to reduce labor costs as well as lower management and hourly employee turnover at our stores and reduced incentive compensation expenses as a result of lower revenues levels.

Other store operating expenses

Other store operating expenses increased by $2,552, or 1.5 percent, from $171,627 in fiscal 2007 to $174,179 in fiscal 2008. Other store operating expenses as a percentage of revenues increased 60 basis points from 32.0 percent in fiscal 2007 to 32.6 percent in fiscal 2008. This increase was driven primarily by additional expenditures related to our national marketing program and guest safety initiatives of several locations.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $4,453, or 11.4 percent, from $38,999 in fiscal 2007 to $34,546 in fiscal 2008. General and administrative expenses as a percentage of revenues decreased by 80 basis points from 7.3 percent in fiscal 2007 to 6.5 percent in fiscal 2008, primarily due to lower incentive compensation costs, the reduction of severance costs associated with corporate personnel partially offset by increased costs associated with efforts related to the potential sale of Dave & Buster’s.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $2,246, or 4.3 percent, from $51,898 in fiscal 2007 to $49,652 in fiscal 2008. Depreciation and amortization expense decreased primarily due to certain fixed assets reaching the end of their depreciable life partially offset by depreciation expense on new assets added subsequent to fiscal 2007.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased from $1,002 in fiscal 2007 to $2,988 in fiscal 2008. Pre-opening costs as a percentage of revenues increased from 0.2 percent in fiscal 2007 to 0.6 percent in fiscal 2008. The increase in pre-opening costs is primarily attributable to the opening of three new stores in fiscal 2008 compared to one new store opening in fiscal 2007.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value and any interest income earned. Interest expense decreased by $5,006 from $31,183 in fiscal 2007 to $26,177 in fiscal 2008. The decrease in interest expense is primarily attributed to adjustments to mark the interest rate swap agreements to their fair value and reduced interest costs attributable to the early retirement of $15,000 of our senior notes in September 2008.

Provision for income taxes

Provision for income taxes consisted of an income tax benefit of $45 in fiscal 2008 and a tax benefit of $1,261 in fiscal 2007. Our effective tax rate differs from the statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses that are not deductible for income tax purposes.

In fiscal 2008, we recorded an additional valuation allowance against our deferred tax assets. The valuation allowance was recorded in accordance with accounting guidance for income taxes. As a result of our experiencing cumulative losses before income taxes for the three-year period ending February 1, 2009, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of February 1, 2009, we had approximately $2,946 of unrecognized tax benefits, including approximately $704 of potential interest and penalties, net of related tax benefit. During the fifty-two week period ended February 1, 2009, we decreased our unrecognized tax benefit by $96. This decrease resulted primarily from an uncertain tax position taken on the 2005, 2006, and 2007 federal income tax returns. We also recorded net additional interest and penalties related to uncertain tax positions taken in prior years. We do not currently anticipate any additional material changes in fiscal 2009. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2005.

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2009 and fiscal 2008. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal 2009 – Thirteen Week Period Ended				Fiscal 2008 – Thirteen Week Period Ended
	Jan 31, 2010	Nov 1, 2009	Aug 2, 2009	May 3, 2009	Feb 1, 2009	Nov 2, 2008	Aug 3, 2008	May 4, 2008
Food and beverage revenues	$71,833	$60,549	$66,591	$71,000	$74,348	$63,910	$71,856	$74,665
Amusement and other revenues	61,812	56,636	64,936	67,426	60,570	55,829	64,382	67,798

Total revenues	133,645	117,185	131,527	138,426	134,918	119,739	136,238	142,463
Cost of food and beverage	17,024	14,768	16,151	17,406	17,876	16,265	17,908	18,471
Cost of amusement and other	10,316	8,868	10,055	9,549	8,546	8,154	8,894	8,624

Total costs of products	27,340	23,636	26,206	26,955	26,422	24,419	26,802	27,095
Operating payroll and benefits	32,502	31,328	33,752	34,532	33,954	33,069	35,613	36,872
Other store operating expenses	42,110	44,514	45,457	42,604	41,846	43,787	45,367	43,179
General and administrative expense	8,158	7,202	7,672	7,405	9,742	7,693	8,629	8,482
Depreciation and amortization expense	13,825	13,932	13,168	12,733	12,866	12,449	11,898	12,439
Pre-opening costs	700	983	1,052	1,146	1,121	625	960	282

Total operating costs	124,635	121,595	127,307	125,375	125,951	122,042	129,269	128,349

Operating income (loss)	9,010	(4,410)	4,220	13,051	8,967	(2,303)	6,969	14,114
Interest expense, net	5,340	5,598	5,635	5,549	7,224	6,996	5,811	6,146

Income (loss) before taxes	3,670	(10,008)	(1,415)	7,502	1,743	(9,299)	1,158	7,968
Income taxes	3,760	(4,518)	(1,478)	2,335	382	(3,573)	188	2,958

Net income (loss)	$(90)	$(5,490)	$63	$5,167	$1,361	$(5,726)	$970	$5,010

Stores open at end of period	56 (1)	56 (1)	55	53	52	50	50	49
Quarterly total revenues as a percentage of annual total revenues	25.7%	22.5%	25.2%	26.6%	25.3%	22.5%	25.5%	26.7%
Change in comparable store sales	(5.8)%	(7.4)%	(10.1)%	(7.9)%	(10.2)%	(6.0)%	1.2%	3.8%

(1)	The number of stores includes 55 company-owned stores and one franchised store in Canada.

Liquidity and Capital Resources

To date, we have financed our activities through cash flow from operations, our 11.25 percent senior notes, and borrowings under our senior credit facility. As of January 31, 2010, we had cash and cash equivalents of $16,682, a working capital deficit of $28,019 and outstanding debt obligations of $227,250. We also had $52,359 in borrowing availability under our senior credit facility.

Historical indebtedness

Senior credit facility. In connection with the acquisition of Dave & Buster’s by D&B Holdings, we entered into a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility is available to provide financing for working capital and general corporate purposes. As of January 31, 2010, we had no borrowings under the revolving credit facility, $67,250 of borrowings under the term loan facility and $7,641 in letters of credit outstanding.

Our senior credit facility is secured by all of our assets and is unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bear interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $57,400 is fixed at 5.31 percent plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.82 percent at January 31, 2010.

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

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Net cash provided by (used in):
Operating activities	$59,054	$52,197	$50,573
Investing activities	(48,406)	(49,084)	(30,899)
Financing activities	(2,500)	(13,625)	(11,000)

Fiscal 2009 Compared to Fiscal 2008

Net cash provided by operating activities was $59,054 for fiscal 2009 compared to cash provided by operating activities of $52,197 for fiscal 2008. The increase in cash flow from operations is primarily due to the implementation of cash saving measures such as labor initiatives designed to reduce hourly labor cost and management costs in the stores and reduced labor costs in the corporate headquarters.

Net cash used in investing activities was $48,406 for fiscal 2009 compared to $49,084 for fiscal 2008. The investing activities for fiscal 2009 primarily include $48,423 in capital expenditures. During the 2009 fiscal year, the Company spent approximately $33,827 ($25,484 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $3,894 for games and $10,702 for maintenance capital. The investing activities for fiscal 2008 primarily include $49,254 in capital expenditures.

Net cash used in financing activities was $2,500 for fiscal 2009 compared to $13,625 in fiscal 2008. The financing activities for fiscal 2009 include required principal payments on the term loan facility of $500 and net paydowns under our revolving credit facility of $2,000. The financing activities for fiscal 2008 include required paydowns under our term loan facility of $625, net borrowings under our revolving credit facility of $2,000, and retirement of $15,000 of our senior notes.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $48,000 to $53,000 ($45,000 to $50,000 net of cash contributions from landlords) in capital expenditures during fiscal 2010. The fiscal 2010 expenditures are expected to include approximately $29,000 to $34,000 ($26,000 to $31,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $8,000 for games (excluding games for new stores) and $11,000 for maintenance capital.

Fiscal 2008 Compared to Fiscal 2007

Net cash provided by operating activities was $52,197 for fiscal 2008 compared to cash provided by operating activities of $50,573 for fiscal 2007. The increase in cash flow from operations is primarily due to a net income increase of $10,456 from fiscal 2007 to fiscal 2008 and in the year-over-year changes in the use of accrued liabilities and other working capital of approximately $9,000 over fiscal 2007. Cash flow from operations in fiscal 2007 was also negatively impacted by the payment of employment agreement costs triggered by the Merger.

Net cash used in investing activities was $49,084 for fiscal 2008 compared to $30,899 for fiscal 2007. The investing activities for fiscal 2008 primarily include $49,254 in capital expenditures. The investing activities for fiscal 2007 primarily include $31,355 in capital expenditures. The increase in fiscal 2008 capital expenditures over fiscal 2007 expenditure levels is primarily a result of costs associated with the opening of three new stores in fiscal 2008 compared to one new store opening in fiscal 2007. Additionally, fiscal 2008 capital expenditures reflect progress spending related to a new store scheduled to open in early 2009.

Net cash used in financing activities was $13,625 for fiscal 2008 compared to $11,000 in fiscal 2007. The financing activities for fiscal 2008 include required paydowns under our term loan facility of $625, net borrowings under our revolving credit facility of $2,000, and retirement of $15,000 of our senior notes. The financing activities for fiscal 2007 include required paydowns under our term loan facility of $1,000 and an optional pay down of $10,000 on one tranche of the term loan facility.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of January 31, 2010 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$67,250	$836	$50,117	$16,297	$—
Senior notes	160,000	—	—	160,000	—
Interest requirements(2)	87,858	21,757	39,101	27,000	—
Operating leases(3)	468,350	45,950	90,345	87,962	244,093

Total	$783,458	$68,543	$179,563	$291,259	$244,093

(1)

Our senior credit facility includes a $100,000 term loan facility and $60,000 revolving credit facility, with a $20,000 letter of credit sub-facility and a $5,000 revolving sub-facility. As of January 31, 2010, we had no borrowings under the revolving credit facility, borrowings of approximately $67,250 under the term loan facility and $7,641 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates, (2) interest requirements on variable rate debt obligations not subject to interest rate swaps at rates in effect at January 31, 2010 and (3) interest requirements on variable rate debt obligations subject to interest rate swaps at the fixed rates provided through the swap agreements. See “—Quantitative and qualitative disclosures about market risk.”

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or store judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Goodwill and intangible assets. We account for our goodwill and intangible assets in accordance with accounting guidance for business combinations and accounting guidance for goodwill and other intangible assets. In accordance with accounting guidance for business combinations, goodwill of approximately $65,857 and intangible assets of $63,000 representing trade names were recognized in connection with the acquisition of Dave & Buster’s by D&B Holdings that occurred on March 8, 2006. In accordance with accounting guidance for goodwill and other intangible assets, goodwill and trade names, which have an indefinite useful life, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing.

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

The annual impairment tests were most recently performed in fiscal 2009. No impairment of assets was determined as a result of these tests for fiscal 2009, 2008 or 2007.

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

Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of property and equipment are impaired. We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets. Changes in the estimated future cash flows could have a material impact on the assessment of impairment. We did not recognize any impairment losses related to property and equipment for fiscal 2009, 2008 or 2007, nor do we presently forsee any such impairment losses.

Income taxes. We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of store tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 31, 2010, we have recorded a valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

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

Loss contingencies. We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with accounting guidance for contingencies. This guidance requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. The assessment of loss contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies may differ significantly from amounts we have accrued in the financial statements.

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

In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The new accounting guidance requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This guidance requires companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. In February 2008, the FASB issued new accounting guidance, which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective February 2, 2009, we adopted this guidance.

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

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009 and was implemented by the Company during the second quarter of fiscal 2009.

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

We face market risk relating to changes in the general level of interest rates. Earnings are affected by changes in interest rates due to the impact of those changes on interest expense from variable rate debt. Agreements to fix a portion of the variable rate debt mitigate the interest rate risk. Effective June 30, 2006, we entered into two interest rate swap agreements that expire in 2011, to change a substantial portion of our variable rate debt to fixed rate debt. Pursuant to the swap agreements, the interest rate on notional amounts of $57,400 is fixed at 5.31 percent plus applicable margin. Because a substantial portion of our debt is at a fixed rate, a 1 percent increase or decrease in the interest rate of our variable rate debt at January 31, 2010 would not have a significant impact on our annual interest rate requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-20 in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A (T).	CONTROLS AND PROCEDURES

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or qualified or until his earlier death, resignation, or removal. Pursuant to a shareholder’s agreement, Wellspring has the right to designate all but one of the directors, and HBK has the right to designate, at its option, one observer or one director, in each case reasonably acceptable to Wellspring, to observe or serve, as applicable, on our board of directors for so long as HBK owns 50 percent of the common stock of D&B Holdings to which it initially subscribed. In addition, Wellspring and HBK have the right to remove any or all of the directors that they appointed. As two of the members of the Board of Directors (Mr. King and Ms. Johnson) are employees of the Company and as the remaining members of the Board of Directors are employees of an affiliate of Wellspring, none of the directors are “independent” as such term is defined by the listing standards of the New York Stock Exchange and the rules of the SEC.

We have not developed a specific policy regarding diversity. However, as part of its periodic self-assessment process, the Board of Directors determines the diversity of special skills and characteristics necessary for the optimal functioning of the Board of Directors in its oversight role over both the short-term and long-term periods.

We do not have any specific, minimum qualifications for service on the Board of Directors. As all of our Common Stock is owned by D&B Holdings, the Board of Directors has determined that it is not necessary for us to have a Nominating Committee or committee performing similar functions. However, we seek to have directors with sound business judgment and knowledge in his or her field of expertise. Identified and described below are additional key experiences, qualifications and skills that are important to our business and that are considered in the selection of directors, which factors may change from time to time.

•	Business experience. We believe that we benefit from having directors with a substantial degree of recent business experience.

•

Leadership experience. We believe that directors with experience in significant leadership positions provide us with strategic insights. These directors generally possess a practical understanding of organizations, long-term strategy, risk management and the methods to drive change and growth, as well as the ability to identify and develop these qualities in others.

•

Finance experience. An understanding of finance and financial reporting processes is an important characteristic for our directors. We use financial measures to evaluate our performance as well as our attainment of financial performance targets. In addition, the Board of Directors and the Audit Committee oversee the public disclosures required of us that include financial statements and related information.

•

Educational and Industry experience. We seek to have directors with relevant education, business expertise and experience as executives, directors, investors, or in other leadership positions in the restaurant and retail sectors.

The Board of Directors believes that each of the directors listed below possess the necessary professional experience and qualifications to contribute to our success.

The following table sets forth information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Stephen M. King	52	Chief Executive Officer and Director

Starlette B. Johnson	46	President, Chief Operating Officer and Director

Brian A. Jenkins	48	Senior Vice President and Chief Financial Officer

Sean Gleason	45	Senior Vice President and Chief Marketing Officer

Margo L. Manning	45	Senior Vice President of Training and Special Events

Michael J. Metzinger	53	Vice President—Accounting and Controller

J. Michael Plunkett	59	Senior Vice President of Purchasing and International Operations

Jay L. Tobin	52	Senior Vice President, General Counsel and Secretary

Jeffrey C. Wood	47	Senior Vice President and Chief Development Officer

Greg S. Feldman(1)(2)	53	Chairman of the Board

Daniel Y. Han(3)(4)	31	Director

Carl M. Stanton(2)(4)	41	Director

(1)	Chairman of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Chairman of the Audit Committee
(4)	Member of the Compensation Committee

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

Sean Gleason, has served as our Senior Vice President and Chief Marketing Officer since August 2009. From June 2005 until October 2008, Mr. Gleason was the Senior Vice President of Marketing Communications at Cadbury Schweppes where he led initiatives for brands such as Dr Pepper, 7UP and Snapple. From May 1995 until May 2005, he served in various capacities (most recently as Vice President, Advertising/Media/Brand Identity) of Pizza Hut, the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.

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

Corporate Governance

The Board of Directors met four times in fiscal 2009, including regular and special meetings. During this period, no individual director attended fewer than 75 percent of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served. Members of the Board of Directors are not compensated for service on the Board of Directors.

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

The Audit Committee, comprised of Messrs. Feldman, Han and Stanton, and chaired by Mr. Han, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee met four times during fiscal 2009. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Feldman, Han and Stanton and chaired by Mr. Feldman, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee did not meet during fiscal 2009.

The entire Board of Directors is engaged in risk management oversight. At the present time, the Board of Directors has not established a separate committee to facilitate its risk oversight responsibilities. The Board of Directors will continue to monitor and assess whether such a committee would be appropriate. The Audit Committee assists the Board of Directors in its oversight of our risk management and the process established to identify, measure, monitor, and manage risks, in particular major financial risks. The Board of Directors receives regular reports from management, as well as from the Audit Committee, regarding relevant risks and the actions taken by management to adequately address those risks.

Our board leadership structure separates the Chairman and Chief Executive Officer roles into two positions. We established this leadership structure based on our ownership structure and other relevant factors. The Chief Executive Officer is responsible for our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board of the Directors. We believe that this structure is appropriate under current circumstances, because it allows management to make the operating decisions necessary to manage the business, while helping to keep a measure of independence between the oversight function of our Board of Directors and operating decisions.

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

Code of Business Ethics and Whistle Blower Policy

In April 2006, the Board of Directors adopted a Code of Business Ethics that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees. The Code of Business Ethics is available on our website at www.daveandbusters.com/about/codeofbusinessethics.aspx. We intend to post any material amendments or waivers of, our Code of Business Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at www.daveandbusters.com/about/whistleblowerpolicy.aspx.

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

Compensation Discussion and Analysis

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2009 and also addresses why we believe our compensation program is right for us.

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

Our Chief Executive Officer and President play significant roles in the compensation-setting process of the other NEOs. Mr. King and Ms. Johnson evaluate the performance of the other NEOs and make recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee then discusses the recommendations with each of the Chief Executive Officer and the President at least annually. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer and the President. By a delegation of authority from the board of directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In fiscal 2009, the Compensation Committee approved Mr. King’s and Ms. Johnson’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, we did not conduct a peer group study, perform a benchmarking survey for fiscal 2009 or rely on a compensation consultant. Our Compensation Committee relies on Wellspring’s experience in managing other portfolio companies, and those experiences informed and guided our compensation decisions for fiscal 2009.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and Wellspring’s experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer and the President with respect to the other NEOs and its own assessment of the Chief Executive Officer and the President, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2009, none of the NEOs received a merit-based increase in base salary.

Annual incentive plan

The Dave & Buster’s, Inc. Executive Incentive Plan (the “Incentive Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the board of directors. The fiscal 2009 Incentive Plan for most employees was based on our targeted EBITDA for fiscal 2009. However, substantially all of the NEOs received a bonus based on an achievement of various corporate objectives (including items such as EBITDA, total revenues, comparable store sales and similar measures) as determined by the Compensation Committee prior to the beginning of fiscal 2009. Generally, bonus payouts are based 75 percent on the achievement of a target based on EBITDA and 25 percent on the achievement of total revenue targets. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, achievability and consistency with our overall objectives. In fiscal 2009, incentive compensation awards for all of the NEOs were approved by the Compensation Committee and reported to the board of directors. The Compensation Committee and the board of directors believe the fiscal 2009 performance targets were challenging to achieve in our current economic environment and yet provided an appropriate incentive for performance, in that it required the achievement of a significant increase in revenues and slightly reduced EBITDA compared to our prior year performance.

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as 50 percent of an NEO’s annualized base salary as of the end of the fiscal year. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2009 and reported the awards to the board of directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved at the end of fiscal 2009. In reviewing fiscal 2009 Incentive Plan results, the Compensation Committee recognized that we exceeded the threshold (but were less than the target) for both EBIDTA and total revenue targets for financial performance, which resulted in an award below target level performance for all employees, including the NEOs. Overall, our NEOs were paid between 68 percent and 74 percent of their target bonus opportunity for fiscal 2009 based on the achievement of between minimum and target EBITDA and total revenue performance.

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2009 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2009 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

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

The board of directors of D&B Holdings awarded stock options to the NEOs during fiscal 2006 and made additional awards of stock options only to certain NEOs in fiscal 2007 in order to equalize the equity compensation among the NEOs as additional shares became available for grants under the Stock Option Plan following certain forfeitures. Our Chief Marketing Officer received a grant of stock options upon joining Dave & Buster’s during fiscal 2009. The Stock Option Plan was established, generally, to compensate option recipients for working to increase our value.

There have been three separate stock option grants to our NEOs. The date of grant and the exercise price of the stock option awards were established on the date of the board of directors’ meeting. The exercise price was established by the board of directors of D&B Holdings and supported by an independent valuation.

In general, we provide our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. The mix of service-vested and performance-vested stock options varies among the NEOs. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. A majority of the stock options granted have a performance-based vesting feature. With respect to service-based options granted on October 30, 2009, the options vest ratably over a five-year period commencing on August 3, 2010. With respect to service-based options granted on May 11, 2007, the options vest ratably over a five-year period commencing on May 11, 2008. The options with service-based vesting typically vest ratably over a five-year period with 20 percent vesting on the first anniversary of the grant date. With respect to service-based options granted on December 11, 2006, the options vest ratably over a five-year period commencing on March 8, 2007. The options with performance-based vesting generally do not have any value to the recipient unless and until (1) there is a sale of D&B Holdings (or other defined liquidity event) and (2) Wellspring achieves a stipulated internal rate of return (15 percent or 25 percent depending on the applicable option grant) on its initial investment.

There are 570.52 shares available for issuance under the Stock Option Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

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

Risk Assessment Disclosure

Our Vice President of Human Resources, President, and Chief Executive Officer assessed the risk associated with our compensation practices and policies for employees, including a consideration of the balance between risk-taking incentives and risk-mitigating factors in our practices and policies. The assessment determined that any risks arising from our compensation practices and policies are not reasonably likely to have a material adverse effect on our business or financial condition.

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

2009 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2009 to or for each person serving as our NEOs at the end of 2009.

Name and Principal Position	Year	Salary ($) (2)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(4) ($)	Total ($)
Stephen M. King (CEO)	2009	600,000	—	223,050	43,543	866,593
	2008	600,000	—	146,250	39,556	785,806
	2007	600,000	—	422,250	43,703	1,065,953

Brian A. Jenkins (SVP and CFO)	2009	300,000	—	111,525	36,575	448,100
	2008	300,000	—	73,125	39,225	412,350
	2007	278,777	193,681	196,190	25,320	693,968

Sean Gleason(1) (Chief Marketing Officer)	2009	130,000	499,273	44,554	6,560	680,387

Starlette Johnson (President and COO)	2009	400,000	—	148,700	18,275	566,975
	2008	400,000	—	97,500	18,318	515,818
	2007	396,154	—	281,500	21,666	699,320

Jay L. Tobin (SVP, General Counsel and Secretary)	2009	309,000	—	114,871	33,068	456,939
	2008	306,819	—	75,319	39,201	421,339
	2007	292,308	138,876	211,125	37,048	679,357

(1)	Mr. Gleason jointed the Company on August 3, 2009.
(2)	The following salary deferrals were made under the SERP in 2009: Mr. King, $36,000; Mr. Jenkins, $18,000; and Mr. Tobin, $18,540.
(3)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of the assumptions used for purposes of valuation of options granted in 2009 and 2007 appear in the Financial Statements contained in Item 15(a)(i), Note 1, Pages F-7 and F-8.
(4)	The following table sets forth the components of “All Other Compensation:”

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Company Contributions to Retirement & 401(K) Plans($)	Total ($)
Stephen M. King	2009	10,000	—	3,120	12,423	18,000	43,543
	2008	10,000	1,265	3,120	7,171	18,000	39,556
	2007	10,000	1,215	3,120	11,599	17,769	43,703

Brian A. Jenkins	2009	10,000	1,096	3,120	13,359	9,000	36,575
	2008	10,000	1,650	3,120	15,343	9,112	39,225
	2007	10,000	—	3,120	3,950	8,250	25,320

Sean Gleason	2009	5,000	—	1,560	—	—	6,560

Starlette Johnson	2009	10,000	—	3,120	3,930	1,225	18,275
	2008	10,000	—	3,120	4,048	1,150	18,318
	2007	10,000	5,470	3,120	1,937	1,139	21,666

Jay L. Tobin	2009	10,000	5,000	3,120	4,261	10,687	33,068
	2008	10,000	5,000	3,120	10,647	10,434	39,201
	2007	10,000	5,000	3,120	9,063	9,865	37,048

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

The following table shows the grants of plan-based awards to the named executive officers in fiscal 2009.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards; Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/SH)	Grand Date Fair Value of Option Awards ($)
Name	Threshold ($)	Target ($)	Maximum ($)
Stephen M. King	150,000	300,000	450,000

Brian A. Jenkins	75,000	150,000	225,000

Sean Gleason	32,500	65,000	97,500	953.83	1,758	499,273

Starlette Johnson	100,000	200,000	300,000

Jay L. Tobin	77,250	154,500	231,750

(1)	These amounts are prorated for Mr. Gleason who joined the Company on August 3, 2009.
(2)	All such payouts are pursuant to our fiscal 2009 Incentive Plan, as more particularly described under “—Annual incentive plan” above and actual payouts are recorded under “Non-equity incentive plan compensation” in the “—2009 summary compensation table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
	Exercisable(1)	Unexercisable
Stephen M. King	630.58	420.39	3,523.83	1,000	3/08/2016

Brian A. Jenkins	270.25	180.17	803.69	1,000	3/08/2016
	120.11	180.17	300.28	1,045	5/11/2017

Sean Gleason	0.00	300.28	653.55	1,758	10/30/2019

Starlette Johnson	540.50	360.33	3,020.44	1,000	3/08/2016

Jay L. Tobin	180.17	120.11	300.28	1,000	3/08/2016
	60.06	90.08	503.40	1,045	5/11/2017

(1)	The listed options were granted under the Stock Option Plan. Of the service-based portions of such options, the options vest ratably over a five-year period commencing on the first anniversary of the date of grant. With respect to service-based options granted on December 11, 2006, the options vest ratably over a five-year period commencing on March 8, 2007. With respect to service-based options granted on May 11, 2007, the options vest ratably over a five-year period commencing on May 11, 2008. With respect to service-based options granted on October 30, 2009, the options vest ratably over a five-year period commencing on August 3, 2010.
(2)	The performance-based portion of such options shall vest only upon a “sale” of D&B Holdings or upon certain other liquidity events, and then if and only if, Wellspring achieves a designated internal rate of return on its initial investment.

2009 NONQUALIFIED DEFERRED COMPENSATION

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

The following table shows contributions to each NEO’s deferred compensation account in 2009 and the aggregate amount of such officer’s deferred compensation as of January 31, 2010.

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	36,000	18,000	32,368	—	176,990

Brian A. Jenkins	18,000	9,000	—	—	82,882

Sean Gleason	—	—	—	—	—

Starlette Johnson	—	—	1,421	—	7,946

Jay L. Tobin	18,540	9,270	16,093	—	103,813

(1)	Amounts are included in the “Salary” column of the “—2009 Summary compensation table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—2009 Summary compensation table.”

Employment Agreements

During fiscal 2008, we entered into amended and restated employment agreements with our NEOs to reflect the current compensation arrangements of each of the NEOs and to update such agreements for regulatory compliance. The employment agreement for each NEO provides for an initial term of one year, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO is entitled to a minimum base salary and shall receive an annual salary increase commensurate with such officer’s performance during the year, as determined by annual performance evaluations. Our NEOs are also entitled to participate in our Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. Officers are entitled to receive an annual automobile allowance, an allowance for club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a standard confidentiality covenant.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the NEOs under the Stock Option Plan and the employment agreements following a termination of employment or change in control.

Stock option plan

Pursuant to the Stock Option Plan, with respect to all options granted prior to August 3, 2009, an executive officer who dies, becomes disabled, or leaves us for any reason will be eligible to retain all vested stock options (or such options shall be passed to such employee’s estate or personal representative) and such options shall terminate on the tenth anniversary of the date of grant. Any unvested stock options shall be terminated. With respect to all stock options granted on or after August 3, 2009, all vested stock options shall terminate on the earliest of (a) the day on which the executive officer is no longer employed by us due to the termination of such employment for cause, (b) the thirty-first day following the date the executive officer is no longer employed by us due to the termination of such employment upon notice to us by the executive officer without good reason having been shown, (c) the 366th day following the date the executive officer is no longer employed by us by reason of death, disability, or due to the termination of such employment (i) by the executive officer for good reason having been shown or (ii) by us for reason other than for cause, or (d) the tenth anniversary of the date of grant. Upon a sale or liquidity event as more particularly described in the Stock Option Plan, all service-based stock options shall become vested and immediately exercisable and all performance-based stock options shall become vested and, subject to certain other performance requirements set forth in the Stock Option Plan, immediately exercisable.

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2009 Nonqualified deferred compensation.”

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

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (which includes a “sale” of D&B Holdings (as defined in the Stock Option Plan) and certain other liquidity events) had occurred as of January 31, 2010 (the last day of fiscal 2009).

Name	Benefit	Resignation($)	Termination W/Out Cause($)	Termination With Cause($)	Termination With Good Reason($)	Death/ Disability($)	Change in Control ($)
Stephen M. King	Salary	—	600,000	—	600,000	600,000	—
	Bonus(1)	—	300,000	—	300,000	300,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	7,248	—	7,248	7,248	—
	Vacation	—	46,154	—	46,154	46,154	—
	Deferred Compensation	165,191	165,191	165,191	165,191	176,990	176,990

Brian A. Jenkins	Salary	—	300,000	—	300,000	300,000	—
	Bonus(1)	—	150,000	—	150,000	150,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	7,248	—	7,248	7,248	—
	Vacation	—	23,077	—	23,077	23,077	—
	Deferred Compensation	71,831	71,831	71,831	71,831	82,882	82,882

Sean Gleason	Salary	—	260,000	—	260,000	260,000
	Bonus(1)	—	130,000	—	130,000	130,000
	Car	—	10,000	—	10,000	10,000
	H & W Benefits	—	7,248	—	7,248	7,248
	Vacation	—	20,000	—	20,000	20,000
	Deferred Compensation	—	—	—	—	—	—

Starlette Johnson	Salary	—	400,000	—	400,000	400,000	—
	Bonus(1)	—	200,000	—	200,000	200,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	2,268	—	2,268	2,268	—
	Vacation	—	30,769	—	30,769	30,769	—
	Deferred Compensation	6,887	6,887	6,887	6,887	7,946	7,946

Jay L. Tobin	Salary	—	309,000	—	309,000	309,000	—
	Bonus(1)	—	154,500	—	154,500	154,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	7,248	—	7,248	7,248	—
	Vacation	—	23,769	—	23,769	23,769	—
	Deferred Compensation	97,021	97,021	97,021	97,021	103,813	103,813

(1)	Accrued and unpaid non-equity incentive compensation payable pursuant to our 2009 Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 31, 2010, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. Affiliates of Wellspring and HBK control approximately 82 percent and 18 percent, respectively, of the outstanding stock of WS Midway.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the WS Midway Stock Option Plan as of January 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	18,505.94	$1,059.73	570.52

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	18,505.94	$1,059.73	570.52

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions, and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2009 and fiscal 2008, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement. During fiscal 2009 and fiscal 2008, we expensed approximately $155 and $1,184, respectively, for the third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

Information about the independence of our non-management directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young has no direct or indirect interest in the Company. Ernst & Young has been the Company’s independent registered public accounting firm since 1995. The following table sets forth the fees for professional audit services provided by Ernst & Young for the fiscal years ended January 31, 2010 and February 1, 2009

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$643	$972
Audit-Related Fees (2)	16	6
Tax Fees (3)	19	36
All Other Fees	—	—

Total	$678	$1,014

(1)

Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings. In fiscal year 2008, we incurred $320 in fees associated with SEC filings for a potential initial public offering of equity.

(2)	Includes fees for services related to various accounting consultations, including consultations related to the Company’s implementation of Sarbanes-Oxley Section 404.
(3)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state, local, and foreign returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For Fiscal 2009, 100 percent of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young were compatible with the firm’s independence and the conduct of its auditing function.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and Ernst & Young, the independent registered public accounting firm, our audited financial statements as of and for the year ended January 31, 2010. We have also discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

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
See Pages F-1 to F-19 of this Report.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC.,
a Missouri Corporation

Date: April 14, 2010	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 14, 2010.

	Signature	Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Starlette Johnson	President, Chief Operating Officer and Director
Starlette Johnson

By:	/s/ Greg S. Feldman	Chairman of the Board
Greg S. Feldman

By:	/s/ Daniel Y. Han	Director
Daniel Y. Han

By:	/s/ Carl M. Stanton	Director
Carl M. Stanton

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Buster’s, Inc.

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. and subsidiaries at January 31, 2010 and February 1, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas Texas

April 15, 2010

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2010	February 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,682	$8,534
Inventories	13,782	15,105
Prepaid expenses	8,347	7,750
Deferred income taxes	5,308	5,304
Income tax receivable	51	2,254
Other current assets	2,616	206

Total current assets	46,786	39,153
Property and equipment, net	294,151	296,805
Tradename	63,000	63,000
Goodwill	65,857	65,857
Other assets and deferred charges	13,846	16,121

Total assets	$483,640	$480,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$836	$500
Accounts payable	21,414	18,886
Accrued liabilities	51,239	54,497
Income taxes payable	1,136	466
Deferred income taxes	180	—

Total current liabilities	74,805	74,349
Deferred income taxes	11,493	17,915
Deferred occupancy costs	66,615	56,572
Other liabilities	11,667	10,827
Long-term debt, less current installments (Note 6)	226,414	229,250
Commitment and contingencies (Note 11)
Stockholders’ equity (Note 1):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of January 31, 2010 and February 1, 2009	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	112,069	111,346
Accumulated comprehensive income (loss)	216	(34)
Retained earnings (deficit)	(19,639)	(19,289)

Total stockholders’ equity	92,646	92,023

Total liabilities and stockholders’ equity	$483,640	$480,936

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Food and beverage revenues	$269,973	$284,779	$293,097
Amusement and other revenues	250,810	248,579	243,175

Total revenues	520,783	533,358	536,272
Cost of food and beverage	65,349	70,520	72,493
Cost of amusement and other	38,788	34,218	34,252

Total cost of products	104,137	104,738	106,745
Operating payroll and benefits	132,114	139,508	144,920
Other store operating expenses	174,685	174,179	171,627
General and administrative expenses	30,437	34,546	38,999
Depreciation and amortization expense	53,658	49,652	51,898
Pre-opening costs	3,881	2,988	1,002

Total operating costs	498,912	505,611	515,191

Operating income	21,871	27,747	21,081
Interest expense, net	22,122	26,177	31,183

Income (loss) before provision for income taxes	(251)	1,570	(10,102)
(Benefit) provision for income taxes	99	(45)	(1,261)

Net income (loss)	$(350)	$1,615	$(8,841)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, February 4, 2007	100	—	$108,952	$(184)	$(12,063)	$96,705

Net loss	—	—	—	—	(8,841)	(8,841)
Unrealized foreign currency translation gain (net of tax)	—	—	—	1,378	—	1,378

Comprehensive loss	—	—	—	—	—	(7,463)
Stock-based compensation	—	—	1,514	—	—	1,514

Balance, February 3, 2008	100	—	110,466	1,194	(20,904)	90,756

Net earnings	—	—	—	—	1,615	1,615
Unrealized foreign currency translation loss (net of tax)	—	—	—	(1,228)	—	(1,228)

Comprehensive income	—	—	—	—	—	387
Stock-based compensation	—	—	880	—	—	880

Balance, February 1, 2009	100	—	111,346	(34)	(19,289)	92,023

Net loss	—	—	—	—	(350)	(350)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	250	—	250

Comprehensive loss	—	—	—	—	—	(100)
Stock-based compensation	—	—	723	—	—	723

Balance, January 31, 2009	100	—	$112,069	$216	$(19,639)	$92,646

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Cash flows from operating activities:
Net income (loss)	$(350)	$1,615	$(8,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	53,658	49,652	51,898
Deferred income tax	(6,246)	(3,344)	(5,996)
Stock-based compensation charges	723	880	1,514
Other, net	1,646	1,180	1,847
Changes in assets and liabilities:
Inventories	1,486	(103)	(1,854)
Prepaid expenses	(570)	333	(1,277)
Income tax receivable	2,203	(2,254)	—
Other current assets	(2,167)	5,949	230
Other assets and deferred charges	675	2,111	974
Accounts payable	2,524	(3,103)	2,823
Accrued liabilities	(3,620)	(769)	8,136
Income taxes payable	671	(3,692)	107
Deferred occupancy costs	7,683	2,569	502
Acquisition of minority interest	(102)	—	—
Other liabilities	840	1,173	510

Net cash provided by operating activities	59,054	52,197	50,573

Cash flows from investing activities:
Capital expenditures	(48,423)	(49,254)	(31,355)
Proceeds from sales of property and equipment	17	170	456

Net cash used in investing activities	(48,406)	(49,084)	(30,899)

Cash flows from financing activities:
Borrowings under senior credit facility	36,600	24,000	13,000
Repayments under senior credit facility	(39,100)	(22,625)	(24,000)
Repayments under senior notes	—	(15,000)	—

Net cash used in financing activities	(2,500)	(13,625)	(11,000)

Increase (decrease) in cash and cash equivalents	8,148	(10,512)	8,674
Beginning cash and cash equivalents	8,534	19,046	10,372

Ending cash and cash equivalents	$16,682	$8,534	$19,046

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	3,599	$9,005	$4,388
Cash paid for interest, net of amounts capitalized	22,932	$25,650	$26,399

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

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s,” and “Dave & Buster’s Grand Sports Café.” As of January 31, 2010, there were 55 company-owned locations in the United States and Canada and one franchise location in Canada.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to Fiscal 2009 relate to the 52-week period ending on January 31, 2010. All references to Fiscal 2008 relate to the 52-week period ending on February 1, 2009. All references to Fiscal 2007 relate to the 52-week period ending on February 3, 2008. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

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

Inventories—Inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations. Inventories consist of the following:

	January 31, 2010	February 1, 2009
Operating store - food and beverage	$2,793	$2,877
Operating store - amusement	6,821	6,785
Corporate supplies, warehouse and other	4,168	5,443

	$13,782	$15,105

Property and equipment—Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities in fiscal years 2009, 2008, and 2007 were $640, $522, and $151, respectively.

Property and equipment, excluding most games, are depreciated using the straight-line method over the estimated useful life of the assets. Games are generally depreciated on the 150 percent declining-balance method over the estimated useful life of the assets. Depreciation expense totaled $52,058, $48,052, and $50,298 in fiscal 2009, 2008, and 2007, respectively. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of the property and equipment are impaired. We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Goodwill and other intangible assets—In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. Indefinite lived intangibles include goodwill in the amount of $65,857 and tradenames in the amount of $63,000.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. These trademarks in the amount of $8,000 are amortized over their estimated life of five years. As of January 31, 2010 and February 1, 2009, we had trademarks of $1,723 and $3,323, respectively, included in other assets and deferred charges. Amortization expense related to trademarks totaled $1,600 each year for fiscal years 2009, 2008, and 2007, respectively. Total estimated amortization expense for future years is currently estimated at $1,600 for 2010 and $123 in 2011.

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

	January 31, 2010	February 1, 2009
Balance at beginning of year	$6,132	$8,066
Write-off during period due to prepayments of principal	—	(429)
Amortization during period	(1,464)	(1,505)

Balance at end of year	$4,668	$6,132

Scheduled amortization for future years, assuming no further prepayment of principal is as follows:

2010	$1,464
2011	1,151
2012	1,139
2013	850
2014	64

Total amortization	$4,668

Income taxes. We use the liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. Initial derecognition amounts are reported as adjustments to retained earnings on the effective date. We analyzed our tax positions as of February 5, 2007 and determined that the implementation of this guidance had no material impact on our financial statements.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of store tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 31, 2010, we have recorded a $10,787 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

Share-based expense—In December 2006, the members of the board of directors of D&B Holdings approved the adoption of D&B Holdings stock option plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings. The expense associated with share-based equity awards granted as more fully described in Note 9 have been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2009 have been determined based on a Black-Scholes option pricing model. We determined that this model yields materially similar values to option pricing models previously used and allows for the application of a uniform set of criteria across all grants. The expected term of the options is based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. We have not paid dividends in the past and do not plan to pay any dividends in the near future. No options were granted in 2008. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2009 and fiscal 2007 were as follows:

	Fiscal Year 2009 Grants			Fiscal Year 2007 Grants
	Series A Service- Based Options	Series A Performance Based Options	Series B Performance- Based Options	Series A Service Based Options	Series A Performance- Based Options	Series B Performance- Based Options
Valuation Model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes	Monte Carlo Simulation	Monte Carlo Simulation
Volatility	55.0%	55.0%	55.0%	38.1%	38.1%	38.1%
Risk free interest rate	1.5%	1.5%	1.4%	4.7%	4.7%	4.7%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected term	2.7 years	2.7 years	2.8 years	5.25 years	5.25 years	5.25 years
Calculated value	$495.40	$495.40	$489.40	$409.00	$236.00	$119.00

Foreign currency translation—The financial statements related to the operations of our Toronto store are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in shareholders’ equity as a component of comprehensive income.

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

Food and beverage cost of products—Our dependence on a small number of suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. We have entered into a long-term contract with U.S. Foodservice, Inc. which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and chemical supplies. The unplanned loss of this distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices.

Amusement costs of products—Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our “Winner’s Circle.” Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Related party transaction—We have entered into an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provides general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The agreement also provides for the dollar-for-dollar reimbursement of certain third-party expenses paid by Wellspring on behalf of the Company. The initial term of the expense reimbursement agreement will expire in March 2011, and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. In each fiscal year 2009, 2008 and 2007, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement. During fiscal 2009, and fiscal 2008, we expensed approximately $155 and $1,184, respectively, for third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising expenses were $26,588, $26,605, and $25,309 for 2009, 2008, and 2007, respectively.

Pre-opening costs—Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

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

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains (losses) for fiscal years 2009, 2008, and 2007 were $250, $(1,228), and $1,378, respectively.

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

In March 2008, the FASB issued new accounting guidance regarding disclosures about derivative instruments and hedging activities. Entities with instruments subject to this accounting guidance are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under this accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under this accounting guidance, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. Effective February 2, 2009, we adopted the new guidance. The new disclosure requirements are presented in Note 6.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our August 2, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements to require disclosure of the fair value of financial instruments in interim reporting periods. We implemented this guidance during the second quarter of fiscal 2009 and have included the required disclosures within these financial statements. See additional discussion related to recent prounouncements on fair value and derivative instruments in Note 3 and Note 6, respectively.

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009 and was implemented by the Company during the second quarter of fiscal 2009. We performed a review for subsequent events through the date of this report. No recognized or non-recognized subsequent events were noted.

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

Note 2: Acquisition of Limited Partnership

Effective June 30, 2009, we acquired the 49.9% limited partner interest in a limited partnership which owns a Jillian’s store in the Discover Mills Mall near Atlanta, Georgia. Prior to our June 30, 2009 acquisition, we owned a 50.1% general partner interest in the limited partnership. Historically, we accounted for our ownership of the general partnership interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

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

The acquisition of the limited partner interest was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of the assets acquired and the liabilities assumed at the June 30, 2009 fair values as summarized below:

Fair Value
Assets:
Current asset	$1,030
Property and equipment, net	2,185

Total assets	$3,215

Liabilities:
Current liabilities	$498
Deferred occupancy costs	2,360

Total liabilities	$2,858

The acquisition resulted in a gain of approximately $357, which is included as a component of Other store operating expenses in the accompanying consolidated statements of operations.

Note 3: Fair Value

In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The new accounting guidance, which we adopted February 4, 2008, requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This guidance requires companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. In February 2008, the FASB issued new accounting guidance, which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. Effective February 2, 2009, we adopted this guidance and the required disclosure relating to our interest rate swap contracts is presented below.

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

As discussed more fully in Note 6, the fair value of our interest rate swap contracts is determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at their discretion.

The following table presents our financial assets and liabilities as of January 31, 2010 that were measured at fair value on a recurring basis:

	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap contracts	—	$2,114	—

Note 4: Property and Equipment

Property and equipment consist of the following:

	Estimated Depreciable Lives (In Years)	January 31, 2010	February 1, 2009
Land	—	$385	$385
Buildings	Shorter of 40 or ground lease term	16,356	16,114
Leasehold and building improvements	Shorter of 20 or lease term	280,629	260,240
Furniture, fixtures and equipment	5-10	100,519	87,806
Games	5	68,391	62,307
Construction in progress	—	16,552	8,806

Total cost		482,832	435,658
Less accumulated depreciation		(188,681)	(138,853)

Property and equipment, net		$294,151	$296,805

Note 5: Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2010	February 1, 2009
Compensation and benefits	$11,698	$10,271
Interest	9,305	11,279
Deferred amusement revenue	8,076	7,609
Amusement redemption liability	4,175	3,627
Deferred gift card revenue	3,729	3,930
Sales and use taxes	2,767	4,103
Accrued severance	344	2,104
Customer deposits	1,434	1,706
Property taxes	2,683	1,758
Other	7,028	8,110

Total accrued liabilities	$51,239	$54,497

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	January 31, 2010	February 1, 2009
Senior credit facility—revolving	$—	$2,000
Senior credit facility—term	67,250	67,750
Senior notes	160,000	160,000

	227,250	229,750
Less current installments	836	500

Long-term debt, less current installments	$226,414	$229,250

Senior Credit Facility—In connection with the Merger, we terminated our previous credit facility and entered into a new senior secured credit facility (“senior credit facility”) that (a) provides a $100,000 term loan facility ($50,000 of the term loan facility was available as of the date of the Merger, and $50,000 was available on a delayed draw basis and was borrowed on August 15, 2006)

with a maturity of seven years from the closing date of the Merger and (b) provides a $60,000 revolving credit facility with a maturity of five years from the closing date of the Merger. The $60,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility and (iii) a $5,000 (in U.S. Dollar equivalent) sub-facility available in Canadian dollars to our Canadian subsidiary. The revolving credit facility is used to provide financing for working capital and general corporate purposes. As of January 31, 2010, in addition to the borrowings indicated above, we had $7,641 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under the senior credit facility are, at our option, equal to, either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30, 60, 90 or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.82 percent at January 31, 2010.

Our senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We are required to maintain a minimum fixed charge coverage ratio of 1.20:1.00 and a maximum leverage ratio of 3.75:1.00 until the fourth quarter of fiscal year 2010, at which time the maximum leverage ratio decreases to 3.50:1.00. In addition, our senior credit facility includes negative covenants restricting or limiting the ability of D&B Holdings and its subsidiaries to, among other things, incur additional indebtedness, make capital expenditures, make distributions or payments to affiliates outside the normal course of business and sell or acquire assets. Virtually all of our assets are pledged as collateral for the senior credit facility.

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

Derivative instrument—In March 2008, the FASB issued new accounting guidance regarding disclosures about derivative instruments and hedging activities. Entities with instruments subject to this accounting guidance are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under this accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under this accounting guidance, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. Effective February 2, 2009, we adopted the new guidance. The new disclosure requirements are presented in Note 6.

At January 31, 2010, we held two interest rate swap contracts that expire in 2011. The interest rate swaps are utilized to change a portion of the variable rate debt on our senior credit facility to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts aggregating $57,400 at January 31, 2010 is fixed at 5.31 percent plus applicable margin. The notional amounts decline ratably over the term of the contracts. The contracts have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.

The fair value and balance sheet location of our derivative instrument is as follows:

Derivatives not designated as hedging instruments	Liability Derivative
	January 31, 2010		February 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Accrued liabilities	$2,114	Accrued liabilities	$3,981

The effect of our derivative instrument on our consolidated statements of operations is as follows:

	Location of Gain (Loss) Recognized In Income on Derivative	Amount of Gain (Loss) Recognized In Income on Derivative
Derivative not designated as hedging instruments		Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
Interest rate swap contracts	Interest expense, net	$1,992	$(171)

Senior notes—In connection with the Merger, on March 8, 2006, Dave & Buster’s closed a placement of $175,000 aggregate principal amount of 11.25 percent senior notes (“notes”). On September 22, 2006, Dave & Buster’s completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in March 2006 pursuant to Rule 144A and Regulation S of the Securities Act, as amended) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of ours and mature on March 15, 2014. Interest on the senior notes compounds semi-annually and accrues at the rate of 11.25 percent per annum. In September 2008, we retired notes with a principal amount of $15,000. On or after March 15, 2010, we may redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at a redemption price of 105.625 percent (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes. As of January 31, 2010, our $160,000 of senior notes had an approximate fair value of $167,000, based on quoted market prices.

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

Debt obligations—The following table sets forth our future debt payment obligations as of January 31, 2010 (excluding repayment obligations under the revolving portion of our senior credit facility, which expires on March 8, 2011):

Debt Outstanding at January 31, 2010
1 year or less	$836
2 years	982
3 years	49,135
4 years	16,297
5 years	160,000
Thereafter	—

Total future payments	$227,250

The following table sets forth our recorded interest expense, net:

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Gross interest expense	$23,078	$27,221	$31,830
Capitalized interest	(640)	(522)	(151)
Interest income	(316)	(522)	(496)

Total interest expense, net	$22,122	$26,177	$31,183

Note 7: Income Taxes

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Current expense
Federal	$3,219	$3,611	$2,962
Foreign	244	(237)	—
State and local	2,883	305	1,772
Deferred expense (benefit)	(6,247)	(3,724)	(5,995)

Total provision (benefit) for income taxes	$99	$(45)	$(1,261)

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	January 31, 2010	February 1, 2009
Deferred tax liabilities:
Trademark/trade name	$22,236	$22,477
Prepaid expenses	552	454
Other	695	—

Total deferred tax liabilities	$23,483	$22,931

	January 31, 2010	February 1, 2009
Deferred tax assets:
Property and equipment	$4,672	$70
Leasing transactions	5,064	3,423
Worker’s compensation and general liability insurance	3,223	3,182
Smallware supplies	745	751
Amusement redemption liability	4,331	3,870
Legal	41	351
Deferred compensation	1,383	1,083
Interest rate swap expense	822	1,571
Accruals	1,209	—
Tax credit carryovers	55	57
State net operating loss carryovers	4,845	5,134
Indirect benefit of unrecognized tax benefits	707	—
Other	808	638

Total deferred tax assets	27,905	20,130

Valuation allowance for deferred tax assets - US	(10,401)	(9,568)
Valuation allowance for deferred tax assets - Canada	(386)	(242)

Total deferred tax assets net of valuation allowance	17,118	10,320

Net deferred tax liability	$6,365	$12,611

At January 31, 2010, we had a $10,787 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. Primarily as a result of our experiencing cumulative losses before income taxes for the three-year period ending January 31, 2010, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of January 31, 2010, we had no federal tax credit carryforwards for income tax purposes. There is a 20-year carryforward on general business credits.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $222 for the fiscal year ended January 31, 2010.

We currently anticipate that approximately $1,395 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2010. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,809 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2005.

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2006 and 2007 in the fourth quarter of 2008 that is anticipated to be completed by the end of 2010. As of January 31, 2010, the IRS has proposed certain adjustments to the Company’s depreciation and intercompany interest tax positions. Management is currently evaluating those proposed adjustments to determine if it agrees, but if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position. However, the Company anticipates that it is reasonably possible that an additional payment of approximately $300 will be made by the end of 2010. The change in unrecognized tax benefits excluding interest, penalties and related income tax benefits, for the years ended January 31, 2010 and February 1, 2009 were as follows:

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
Balance at beginning of year	$2,242	$2,338
Additions for tax positions of prior years	366	397
Reductions for statute of limitations lapse	(370)	(471)
Reductions for tax positions of prior years	—	(22)
Settlements	(39)	—

Balance at end of year	$2,199	$2,242

As of January 31, 2010, the accrued interest and penalties on the unrecognized tax benefits were $856 and $144, respectively, excluding any related income tax benefits. As of February 1, 2009, the accrued interest and penalties on the unrecognized tax benefits were $696 and $154, respectively, excluding any related income tax benefits. The $160 increase in accrued interest is primarily related to the accrual of interest during Fiscal 2009 for uncertain tax positions established at the beginning of the fiscal year as well as tax positions added in Fiscal 2009. The Company recognizes interest accrued related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Operations.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(545.7)%	(13.5)%	(7.8)%
Foreign taxes	(129.5)%	(8.6)%	(0.8)%
Nondeductible expenses	(327.4)%	49.7%	4.7%
Tax credits	941.0%	(141.0)%	19.4%
Valuation allowance	(331.0)%	67.8%	(33.4)%
Change in reserve	(100.7)%	13.9%	(10.6)%
Other	418.9%	(6.2)%	6.0%

Effective tax rate	(39.4)%	(2.9)%	12.5%

Note 8: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For fiscal 2009, 2008, and 2007, rent expense for operating leases was $44,143, $41,771, and $40,634, respectively, including contingent rentals of $1,475, $707, and $1,121, respectively. At January 31, 2010 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2010	2011	2012	2013	2014	Thereafter	Total
$45,950	$45,588	$44,757	$43,875	$44,087	$244,093	$468,350

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7 percent to 7.5 percent. At the end of fiscal years 2009, 2008 and 2007, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $3,908, $4,105, and $4,281, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2010	2011	2012	2013	2014	Thereafter	Total
$529	$489	$489	$489	$489	$3,380	$5,865

Note 9: Common Stock

In December 2006, the members of the board of directors of D&B Holdings approved the adoption of the D&B Holdings stock option plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings that are subject to either time-based vesting or performance-based vesting.

Options granted under the Stock Option Plan terminate on the ten-year anniversary of the grants. Termination dates for the various grants outstanding as of January 31, 2010 are a follows:

Fiscal Year of Grant	Options Outstanding at January 31, 2010	Termination Date
2006	15,262.93	March 8, 2016
2007	1,515.52	May 11, 2017
2009	773.66	April 22, 2019
2009	953.83	October 30, 2019

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

Transactions during fiscal years 2009 and 2008 under the Stock Option Plan were as follows:

	January 31, 2010
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	5,645.21	$1,004.07	5,404.98	$1,004.25	6,712.11	$1,003.32
Granted	510.48	1,613.11	510.47	1,613.11	706.54	1.582.06
Forfeited	180.16	1,000.00	450.42	1,000.00	353.27	1,000.00

Options outstanding at end of year	5,975.52	1,056.22	5,465.05	1,617.36	7,065.38	1,585.37

Options exercisable at end of year	3,381.12	$1002.72	—	$—	—	$—

	February 1, 2009
	Series A Services- Based Options	Weighted Average Exercise Price	Series A Performance Based Options	Weighted Average Exercise Price	Series B Performance Based Options	Weighted Average Exercise Price
Options outstanding at beginning of year	6,005.54	$1,003.82	6,005.54	$1,003.82	7,065.38	$1,003.15
Granted	—	—	—	—	—	—
Forfeited	360.33	1,000.00	600.56	1,000.00	353.27	1,000.00

Options outstanding at end of year	5,645.21	1,004.07	5,404.98	1,004.25	6,712.11	1,003.32

Options exercisable at end of year	2,300.12	$1,002.00	—	$—	—	$—

We recorded share-based compensation expense related to our stock option plan of $723, $880, and $1,514 in fiscal 2009, 2008, and 2007, respectively. The unrecognized expense related to our stock option plan totaled approximately $1,504 as of January 31, 2010 and will be expensed over a weighted average 1.4 years. The weighted average grant date fair value per option granted in 2009 and 2007 was $493 and $256, respectively. The average remaining term for all options outstanding at January 31, 2010 is 6.5 years.

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

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0 percent to 100 percent of employee contributions, up to a maximum of 6 percent of eligible employee compensation, as defined. Employees may elect to contribute up to 50 percent of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Our contributions to the 401(k) plan were $260, $283, and $269 for fiscal 2009, 2008, and 2007, respectively.

Note 11: Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

Note 12: Condensed Consolidating Financial Information

The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(468) and $701, respectively, for the fiscal year ended January 31, 2010 and $1,071 and $(3,170), respectively for the fiscal year ended February 1, 2009. There are no restrictions on cash distributions from the non-guarantor subsidiary.

January 31, 2010:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$44,692	$2,094	$—	$46,786
Property and equipment, net	289,817	4,334	—	294,151
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,755	—	(3,755)	—
Other assets and deferred charges	13,773	73	—	13,846

Total assets	$480,894	$6,501	$(3,755)	$483,640

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$72,285	$2,520	$—	$74,805
Deferred income taxes	11,493	—	—	11,493
Deferred occupancy costs	66,389	226	—	66,615
Other liabilities	11,667	—	—	11,667
Long-term debt, less current installments (Note 6)	226,414	—	—	226,414
Stockholders’ equity	92,646	3,755	(3,755)	92,646

Total liabilities and stockholders’ equity	$480,894	$6,501	$(3,755)	$483,640

February 1, 2009:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$38,086	$1,067	$—	$39,153
Property and equipment, net	292,207	4,598	—	296,805
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,454	—	(3,454)	—
Other assets and deferred charges	16,045	76	—	16,121

Total assets	$478,649	$5,741	$(3,454)	$480,936

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$72,212	$2,137	$—	$74,349
Deferred income taxes	17,915	—	—	17,915
Deferred occupancy costs	56,422	150	—	56,572
Other liabilities	10,827	—	—	10,827
Long-term debt, less current installments (Note 6)	229,250	—	—	229,250
Stockholders’ equity	92,023	3,454	(3,454)	92,023

Total liabilities and stockholders’ equity	$478,649	$5,741	$(3,454)	$480,936

Note 13: Quarterly Financial Information (unaudited)

	Fiscal Year Ended January 31, 2010
	First Quarter 5/3/2009	Second Quarter 8/2/2009	Third Quarter 11/1/2009	Fourth Quarter 1/31/2010
Total revenues	$138,426	$131,527	$117,185	$133,645
Income (loss) before provision for income taxes	7,502	(1,415)	(10,008)	3,670
Net income (loss)	5,167	63	(5,490)	(90)

	Fiscal Year Ended February 1, 2009
	First Quarter 5/4/2008	Second Quarter 8/3/2008	Third Quarter 11/2/2008	Fourth Quarter 2/1/2009

Total revenues	$142,463	$136,238	$119,739	$134,918
Income (loss) before provision for income taxes	7,968	1,158	(9,299)	1,743
Net income (loss)	5,010	970	(5,726)	1,361

During 2009, we opened three locations: Richmond, Virginia in the first quarter, Indianapolis, Indiana in the second quarter and Columbus, Ohio in the third quarter. In 2008, we opened three locations: Plymouth Meeting, Pennsylvania in the second quarter and Arlington, Texas and Tulsa, Oklahoma in the fourth quarter. Pre-opening costs incurred in fiscal 2009 were $1,146, $1,052, $983, and $700 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2008 were $282, $960, $625, and $1,121 in the first, second, third and fourth quarters, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of March 8, 2006 among the Registrant, the Guarantors as defined therein and The Bank of New York Trust Company, N.A., as Trustee.(1)

4.2	Form of 11 1/4 percent Senior Notes due 2014 (included in Exhibit 4.1).

10.1	Credit Agreement dated as March 8, 2006, by and among WS Midway Holdings, Inc., the Registrant, as Borrower, 6131646 Canada, Inc., as Canadian Borrower, the Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, N.A. and CIT Lending Services Corporation, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.(1)

10.2	Form of Employment Agreement for Executive Officers.(2)

10.3	WS Midway Holdings, Inc. Stock Option Plan, as amended.(3)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(3)

21.1	Subsidiaries of the Registrant.(3)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Filed as an exhibit to registration statement on Form S-4 filed July 26, 2006, SEC File No. 333-136040, and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on form 10-K for the year ended February 1, 2009, and incorporated herein by reference.

(3)	Filed herewith.

E-1