Form 10-Q
period 2010-08-01
DAVE & BUSTERS INC
filed 2010-10-13
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of October 11, 2010, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING AUGUST 1, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 1, 2010 (Successor)	January 31, 2010 (Predecessor)
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,763	$16,682
Inventories	12,990	13,782
Prepaid expenses	10,873	8,347
Deferred income taxes	4,039	5,308
Income tax receivable	6,989	51
Other current assets	7,449	2,616

Total current assets	60,103	46,786
Property and equipment, net	325,738	294,151
Tradename	79,000	63,000
Goodwill	262,594	65,857
Other assets and deferred charges	26,829	13,846

Total assets	$754,264	$483,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 5)	$1,500	$836
Accounts payable	19,875	21,414
Accrued liabilities	44,139	51,239
Income taxes payable	3,070	1,136
Deferred income taxes	1,079	180

Total current liabilities	69,663	74,805
Deferred income taxes	24,866	11,493
Deferred occupancy costs	58,924	66,615
Other liabilities	11,743	11,667
Long-term debt, less current installments (Note 5), net of unamortized discount	346,668	226,414
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and Outstanding as of August 1, 2010 and January 31, 2010	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	245,648	112,069
Accumulated comprehensive income	182	216
Retained deficit	(3,430)	(19,639)

Total stockholders’ equity	242,400	92,646

Total liabilities and stockholders’ equity	$754,264	$483,640

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 29 Day Period from May 3, 2010 to May 31, 2010	Thirteen Weeks Ended August 2, 2009
	(Successor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$45,438	$19,113	$66,591
Amusement and other revenues	46,047	17,318	64,936

Total revenues	91,485	36,431	131,527
Cost of food and beverage	10,856	4,540	16,151
Cost of amusement and other	7,963	2,856	10,055

Total cost of products	18,819	7,396	26,206
Operating payroll and benefits	21,884	10,501	33,752
Other store operating expenses	29,919	14,197	45,457
General and administrative expenses	9,130	8,446	7,672
Depreciation and amortization expense	8,992	3,724	13,168
Pre-opening costs	19	258	1,052

Total operating costs	88,763	44,522	127,307

Operating income (loss)	2,722	(8,091)	4,220
Interest expense, net	8,777	1,628	5,635

Income (loss) before provision for income taxes	(6,055)	(9,719)	(1,415)
Benefit for income taxes	(2,625)	(3,670)	(1,478)

Net income (loss)	$(3,430)	$(6,049)	$63

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Twenty-Six Weeks Ended August 2, 2009
	(Successor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$45,438	$90,470	$137,591
Amusement and other revenues	46,047	87,536	132,362

Total revenues	91,485	178,006	269,953
Cost of food and beverage	10,856	21,817	33,557
Cost of amusement and other	7,963	13,442	19,605

Total cost of products	18,819	35,259	53,162
Operating payroll and benefits	21,884	43,969	68,284
Other store operating expenses	29,919	59,802	88,060
General and administrative expenses	9,130	17,064	15,077
Depreciation and amortization expense	8,992	16,224	25,902
Pre-opening costs	19	1,447	2,196

Total operating costs	88,763	173,765	252,681

Operating income	2,722	4,241	17,272
Interest expense, net	8,777	6,976	11,184

Income (loss) before provision for income taxes	(6,055)	(2,735)	6,088
Provision (benefit) for income taxes	(2,625)	(597)	857

Net income (loss)	$(3,430)	$(2,138)	$5,231

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

	Shares	Amount	Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance January 31, 2010 (Predecessor)	100	—	$112,069	$216	$(19,639)	$92,646
Net loss	—	—	—	—	(2,138)	(2,138)
Unrealized foreign currency translation gain	—	—	—	49	—	49

Comprehensive income	—	—	—	—	—	(2,089)
Stock-based compensation	—	—	2,150	—	—	2,150

Balance May 31, 2010 (Predecessor)	100	—	114,219	265	(21,777)	92,707

Elimination of Predecessor equity	—	—	(114,219)	(265)	21,777	(92,707)
Initial investment by Oak Hill	—	—	245,498	—	—	245,498
Net loss	—	—	—	—	(3,430)	(3,430)
Unrealized foreign currency translation gain	—	—	—	182	—	182

Comprehensive loss	—	—	—	—	—	(3,248)
Stock-based compensation	—	—	150	—	—	150

Balance August 1, 2010 (Successor)	100	—	$245,648	$182	$(3,430)	$242,400

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Twenty-Six Weeks Ended August 2, 2009
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(3,430)	$(2,138)	$5,231
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	8,992	16,224	25,902
Deferred income tax benefit	(3,111)	(2,178)	(4,754)
Stock-based compensation charges	150	2,150	213
Other, net	184	3,739	621
Changes in assets and liabilities:
Inventories	127	(31)	1,990
Prepaid expenses	(1,432)	(1,094)	(1,756)
Income tax receivable	8	(1,805)	1,942
Other current assets	(2,016)	(2,817)	(924)
Other assets and deferred charges	2,566	(190)	442
Accounts payable	(841)	(698)	4,525
Accrued liabilities	(7,169)	(1,292)	(6,920)
Income taxes payable	458	1,476	5,136
Deferred occupancy costs	765	86	2,437
Other liabilities	210	(137)	707

Net cash provided (used) by operating activities	(4,539)	11,295	34,792

Cash flows from investing activities:
Initial investment by Oak Hill	245,498	—	—
Purchase of Predecessor common stock	(330,803)	—	—
Capital expenditures	(5,089)	(12,978)	(20,363)
Proceeds from sales of property and equipment	—	3	6

Net cash used in investing activities	(90,394)	(12,975)	(20,357)

Cash flows from financing activities:
Repayments of Predecessor long-term debt, including extinguishment fees	(237,625)	(125)	(2,250)
Repayments of senior secured credit facility	(2,375)	—	—
Borrowings under senior secured credit facility, net of unamortized discount	150,500	—	—
Borrowings under senior notes	200,000	—	—
Debt issuance costs	(12,681)	—	—

Net cash provided (used) by financing activities	97,819	(125)	(2,250)

Increase (decrease) in cash and cash equivalents	2,886	(1,805)	12,185
Beginning cash and cash equivalents	14,877	16,682	8,534

Ending cash and cash equivalents	$17,763	$14,877	$20,719

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(942)	$1,609	$(1,405)
Cash paid for interest and related debt fees, net of amounts capitalized	$19,442	$10,259	$11,616

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation—On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK” and, together with Wellspring, the “Sellers”). In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the acquisition transactions described above (collectively, “the Acquisition”), Oak Hill indirectly controls approximately 96% and certain members of our Board of Directors and management control approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc.

D&B Holdings owns no other significant assets or operations other than all of the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

As more fully described in Note 2, the Acquisition is being accounted for in accordance with accounting guidance for business combinations and, accordingly has resulted in the recognition of assets acquired and liabilities assumed at fair value.

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of August 1, 2010, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Our fiscal year ends on the Sunday after the Saturday closest to January 31. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. We expect significant fluctuations in quarterly results due to timing of new unit openings and seasonality associated with the year-end holidays. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Accounting principles generally accepted in the United States require operating results for Dave & Buster’s Inc. prior to the Acquisition completed June 1, 2010 to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

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

Accounting for income taxes—We use the asset and liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

As of August 1, 2010, we have accrued approximately $2,092 of unrecognized tax benefits, including an additional amount of approximately $1,093 of penalties and interest. We currently anticipate that approximately $1,020 of unrecognized tax benefits will be recognized as a result of the expiration of the statute of limitations during fiscal 2010. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $1,359 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition and the application of business combination accounting.

Comprehensive income —Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) related to our Canadian operations is included in comprehensive income.

Recent accounting pronouncements— In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance related to fair value measurements and disclosures. This guidance uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value and requires companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: Level 1 defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, Level 2 defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date, Level 3 defined as pricing inputs that are generally less observable from objective sources. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required. The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed. The adoption of this guidance on February 1, 2010 did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements. This accounting guidance is not expected to materially affect the Company’s Consolidated Financial Statements.

Review of subsequent events — In accordance with accounting guidance, the Company performed a review for subsequent events through the date of this report. No recognized or non-recognized subsequent events were noted.

Note 2: Merger with Oak Hill Capital Partners

On the closing date of the Acquisition described in Note 1, the following events occurred:

•	All outstanding shares of D&B Holdings’ common stock, other than shares held by Holdings were converted into the right to receive the per share acquisition consideration;

•

All vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest;

•	We retired all outstanding debt and accrued interest related to the Predecessor’s senior credit facility and senior notes;

•	We issued $200,000 of 11% senior notes due 2018 (“New Senior Notes”);

•	We entered into a senior secured credit facility which provides for senior secured financing of up to $200,000 consisting of:

•	a $150,000 term loan facility with a maturity on June 1, 2016, and

•

a $50,000 revolving credit facility, including a sub-facility of up to the U.S. dollar equivalent of $1,000 for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility, with a maturity on June 1, 2015.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock and is accounted for in accordance with accounting guidance for business combinations and, accordingly resulted in the recognition of assets and liabilities assumed at fair value as of June 1, 2010. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 have been recorded based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies and the determination of other facts impacting fair value estimates. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash payments of interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available. We expect to finalize the purchase price prior to the end of fiscal year 2010.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the twenty-six weeks ended August 1, 2010	8,380
Included in interest expense for the twenty-six weeks ended August 1, 2010	3,000
Included in Other long-term assets	12,681

Total acquisition related costs	24,061
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19.7 million and a current deferred tax asset of $8.5 million	65,003
Property and equipment	329,321
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10.6 million	29,676
Goodwill	262,594

Total assets acquired	765,594
Current liabilities	66,444
Deferred occupancy costs	58,159
Deferred income taxes	33,460
Other liabilities	11,533

Total liabilities assumed	169,596
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,600	9.0

Total intangible assets subject to amortization	$10,600	7.0

The goodwill of $262,594 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The fair value of other assets and deferred charges acquired includes notes receivable arising from sale-leaseback transactions on two properties with a fair value of $2,108. The gross amount due under the notes is $3,839, of which none is expected to be uncollectible.

Indefinite lived intangibles include tradenames in the amount of $79,000 and goodwill in the amount of $262,594 which are not subject to amortization, but instead are reviewed for impairment at least annually.

The Successor period transaction expenses consist of a $3,000 fee related to bridge loan financing required to complete the Acquisition and approximately $4,100 in charges for legal and professional services related to the Acquisition. The Predecessor period transaction expenses consist of approximately $4,280 in charges for legal and professional services related to the Acquisition. The bridge financing fee is reported as a component of interest expense, net and the legal and professional fees are reported as general and administrative expenses in the accompanying statements of operations.

Historically, the Predecessor has accounted for amusement smallwares as a component of inventory. Amusements smallwares inventory includes items classified in the following categories: electronics, general supplies, game parts, light bulbs and powercards. These supplies are necessary for the start-up and day-to-day amusement operation of a store and supply levels on hand remain relatively constant over time. The successor has elected to classify amusement smallwares as a component of fixed assets and depreciate the assets over an estimated useful life of five years. Replacements of amusement smallwares items will be expensed as incurred.

Changes in interest expense resulted from the newly issued debt and increases to amortization expenses were a result of the increased fair value assigned to the Company’s trademarks.

Supplemental pro forma financial information – The following supplemental unaudited pro forma results of operations assumes that the Acquisition occurred on the first day of the fiscal year for each period presented. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above and consist primarily of interest, depreciation and amortization and income tax expenses.

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
August 1, 2010
As reported:
Revenue	$127,916	$269,491
Net income (loss)	(9,479)	(5,568)
Supplemental pro forma:
Revenue	127,916	269,491
Net income (loss)	(7,284)	(7,990)

August 2, 2009
As reported:
Revenue	131,527	269,953
Net income (loss)	63	5,231
Supplemental pro forma:
Revenue	131,527	269,953
Net income (loss)	$(3,157)	$(2,831)

Note 3: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee causing considerable damage to the city and surrounding area. Our Nashville store sustained significant damage, as did the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars. We have initiated property insurance claims, including business interruption, with our insurers. We cannot estimate at this time when the store will be back in operation. We do have the right under our insurance coverage to relocate the store within the Nashville area or, at our election, to another metropolitan area.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

Prior to June 1, 2010, we have reduced the carrying value of inventories and property and equipment, net at this location and recorded a corresponding $3,000 receivable (net of $500 payment received prior to August 1, 2010) related to the anticipated insurance proceeds for these items. We have also recorded a $2,141 receivable related to the anticipated proceeds for business interruption, flood clean up expenses and other miscellaneous expenses. The $5,141 insurance receivable is included in “Other current assets” on the Company’s consolidated balance sheet. This receivable represents our estimate of the carrying value of net assets recoverable, reimbursement for business interruption, flood cleanup expenses and other miscellaneous expenses from our insurance policies based on the coverage in place and correspondence with our insurance carriers including notice of payment for initial business interruption claims. We have not recorded any gains or losses on fixed assets resulting from the flood with the exception of the one thousand dollar deductible which has been expensed.

Note 4: Accrued Liabilities

Accrued liabilities consist of the following:

	August 1, 2010	January 31, 2010
	(Successor)	(Predecessor)
Compensation and benefits	$9,121	$11,698
Interest	3,884	9,305
Deferred amusement revenue	9,719	8,076
Amusement redemption liability	4,242	4,175
Deferred gift card revenue	3,284	3,729
Sales and use taxes	2,597	2,767
Customer deposits	1,543	1,434
Property taxes	3,298	2,683
Other	6,451	7,372

Total accrued liabilities	$44,139	$51,239

Note 5: Long – Term Debt

Long-term debt consisted of the following:

	August 1, 2010	January 31, 2010
	(Successor)	(Predecessor)
Senior credit facility—revolving	$—	$—
Senior credit facility—term	149,625	67,250
Senior notes	200,000	160,000

Total debt outstanding	349,625	227,250
Unamortized debt discount	(1,457)	—
Less current installments	1,500	836

Long-term debt, less current installments, net of unamortized discount	$346,668	$226,414

The Company received net proceeds on the term loan facility of $148,500, net of discount of $1,500. The discount is being amortized to interest expense over the life of the term loan facility.

Senior Credit Facility

In connection with the Acquisition, we terminated the Predecessor’s credit facility and entered into a new credit facility that provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility, $2,000 under the new revolving credit facility and had $5,641 in letters of credit outstanding. As of August 1, 2010, we had no borrowings under the revolving credit facility, borrowings of $149,625 under the term facility and $6,841 in letters of credit outstanding.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are set periodically based on, (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect or (c) a Eurodollar Rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate), (or, in the case of the Canadian revolving credit facility, a Canadian cost funds rate) for one-, two-, three- or six-month (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50%. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at August 1, 2010.

The new senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 5.25:1.00 as of October 31, 2010. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the new senior secured credit facility includes negative covenants restricting or limiting, Dave & Buster’s Holdings, Inc.’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

The new senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time (“ERISA”), material judgments, actual or asserted failures of any guarantee or security document supporting the new senior secured credit facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the new senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the new senior secured credit facility and all other actions permitted to be taken by a secured creditor.

Senior notes — In connection with the Acquisition on June 1, 2010, the Company closed a placement of $200,000 aggregate principal amount of senior notes. The notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes compounds semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of August 1, 2010, our $200,000 of senior notes had an approximate fair value of $206,500 based on quoted market price.

The new senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities.

Debt obligations —The following table sets forth our future debt payment obligations as of August 1, 2010 (excluding repayment obligations under the revolving portion of our senior credit facility)

Debt Outstanding at August 1, 2010
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	1,500
Thereafter	342,125

Total future payments	$349,625

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The following table sets forth our recorded interest expense, net:

	62 Days Ended August 1, 2010	29 Days Ended May 31, 2010	Thirteen Weeks Ended August 2, 2009	62 Days Ended August 1, 2010	120 Days Ended May 31, 2010	Twenty-Six Weeks Ended August 2, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Gross interest expense	$8,823	$1,651	$5,827	$8,823	$7,180	$11,619
Capitalized interest	—	—	(119)	—	(110)	(288)
Interest income	(46)	(23)	(73)	(46)	(94)	(147)

Total interest expense, net	$8,777	$1,628	$5,635	$8,777	$6,976	$11,184

Note 6: Commitments and Contingencies

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

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of August 1, 2010:

Operating Lease Obligations at August 1, 2010
1 year or less	$45,925
2 years	46,038
3 years	46,035
4 years	46,094
5 years	44,806
Thereafter	263,577

Total future payments	$492,475

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The above amounts include lease commitments related to our Nashville store which has been closed due to damage sustained during the May 2010 floods (see Note 3). Rent payments have been suspended by our landlord until such time as the store re-opens. Lease obligations from August 1, 2010 through May 9, 2015 included above are $1,038 in Year 1 through Year 4 and $807 in Year 5.

We have also signed lease agreements for certain future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 7: Condensed Consolidating Financial Information

The senior notes (described in Note 5) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(149) and $(2,305), respectively, for the twenty-six week period ended August 1, 2010 and $70 and $28, respectively for the twenty-six week period ended August 2, 2009. There are no restrictions on cash distributions from the non-guarantor subsidiary.

August 1, 2010 (Successor):

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$59,061	$1,042	$—	$60,103
Property and equipment, net	320,194	5,544	—	325,738
Tradename	79,000	—	—	79,000
Goodwill	262,594	—	—	262,594
Investment in sub	3,799	—	(3,799)	—
Other assets and deferred charges	26,753	76	—	26,829

Total assets	$751,401	$6,662	$(3,799)	$754,264

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$66,806	$2,857	$—	$69,663
Deferred income taxes	24,866	—	—	24,866
Deferred occupancy costs	58,918	6	—	58,924
Other liabilities	11,743	—	—	11,743
Long-term debt, less current installments, net of unamortized discount (Note 5)	346,668	—	—	346,668
Stockholders’ equity	242,400	3,799	(3,799)	242,400

Total liabilities and stockholders’ equity	$751,401	$6,662	$(3,799)	$754,264

January 31, 2010 (Predecessor):

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$44,692	$2,094	$—	$46,786
Property and equipment, net	289,817	4,334	—	294,151
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,755	—	(3,755)	—
Other assets and deferred charges	13,773	73	—	13,846

Total assets	$480,894	$6,501	$(3,755)	$483,640

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$72,285	$2,520	$—	$74,805
Deferred income taxes	11,493	—	—	11,493
Deferred occupancy costs	66,389	226	—	66,615
Other liabilities	11,667	—	—	11,667
Long-term debt, less current installments (Note 5)	226,414	—	—	226,414
Stockholders’ equity	92,646	3,755	(3,755)	92,646

Total liabilities and stockholders’ equity	$480,894	$6,501	$(3,755)	$483,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2010 and our Registration Statement on Form S-4, Registration No. 333-168759, as amended. Our Annual Report and Registration Statement are available on our website. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2010 relate to the combined 62 day period ended August 1, 2010 of the Successor and the 29 day period ended May 31, 2010 of the Predecessor. All references to the second quarter of 2009 relate to the thirteen week period ended August 2, 2009 of the Predecessor. All references to the year-to-date fiscal year 2010 period relate to the combined 62 day period ended August 1, 2010 of the Successor and the 120 day period ended May 31, 2010 of the Predecessor. All references to the year-to-date fiscal year 2009 period relate to the twenty-six week period ended August 2, 2009 of the Predecessor. All references to fiscal 2010 relate to the combined 52 week period ending on January 30, 2011 and all references to fiscal 2009 relate to the 52 week period ended January 31, 2010 of the Successor.

Acquisition by Oak Hill Capital Partners

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK” and, together with Wellspring, the “Sellers”). In connection therewith, Games Merger Corp., a newly formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the Acquisition, Oak Hill indirectly controls approximately 96% and certain members of our Board of Directors and management control approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc.

On the closing date of the Acquisition, the following events occurred:

•	All outstanding shares of D&B Holdings’ common stock, other than shares held by Holdings, were converted into the right to receive the per share acquisition consideration;

•

All vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest;

•	We retired all outstanding debt and accrued interest related to the Predecessor’s senior credit facility and senior notes;

•	We issued $200,000 of 11% senior notes due 2018 (“New Senior Notes”);

•	We entered into a new senior secured credit facility which provides for senior secured financing of up to $200,000 consisting of:

•	a $150,000 term loan facility with a maturity on June 1, 2016, and

•

a $50,000 revolving credit facility, including a sub-facility of up to the U.S. dollar equivalent of $1,000 for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility, with a maturity on June 1, 2015.

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock and is accounted for in accordance with accounting guidance for business combinations and, accordingly will result in the recognition of assets and liabilities assumed at fair value as of June 1, 2010. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 have been recorded based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies and the determination of other facts impacting fair value estimates. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash	$245,498
Debt, net of original issue discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the twenty-six weeks ended August 1, 2010	8,380
Included in interest expense for the twenty-six weeks ended August 1, 2010	3,000
Included in Other long-term assets	12,681

Total acquisition related costs	24,061
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19.7 million and a current deferred tax asset of $8.5 million	65,003
Property and equipment	329,321
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10.6 million	29,676
Goodwill	262,594

Total assets acquired	765,594
Current liabilities	66,444
Deferred occupancy costs	58,159
Deferred income taxes	33,460
Other liabilities	11,533

Total liabilities assumed	169,596
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Loyalty rewards customer relationships	1,600	9.0

Total intangible assets subject to amortization	$10,600	7.0

The goodwill of $262,594 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

Expense Reimbursement Agreement

We have entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this Agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue. Revenues consist of food and beverage revenues as well as amusement and other revenues. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base. We define the comparable store base to include those stores operating at the end of the fiscal period which were open for a full 18 months as of the beginning of each fiscal year. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer. For the thirteen weeks ended August 1, 2010, we derived 35.9% of our total revenue from food sales, 14.6% from beverage sales, 48.5% from amusement sales and 1.0% from other sources. For the twenty-six weeks period ended August 1, 2010, we derived 35.2% of our total revenue from food sales, 15.2% from beverage sales, 48.7% from amusement sales, and 0.9% from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. In the fourth quarter of 2008, we introduced “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesday during targeted periods of the year.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended August 1, 2010, the cost of food products averaged 23.8% of food revenue and the cost of beverage products averaged 23.9% of beverage revenue. The amusement and other cost of products averaged 17.1% of amusement and other revenues. During the twenty-six weeks ended August 1, 2010, cost of food products averaged 24.2% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 16.0% of amusement and other revenues for the twenty-six weeks ended August 1, 2010. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Store-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated stores varying in size from 29,000 to 66,000 square feet and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the first and fourth quarters will continue to be susceptible to the impact of severe weather on customer traffic and sales during those periods.

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

	62 Day Period from June 1, 2010 to August 1, 2010		29 Day Period from May 3, 2010 to May 31, 2010		Thirteen Weeks Ended August 1, 2010		Thirteen weeks ended August 2, 2009
	(Successor)		(Predecessor)		(Combined)		(Predecessor)
Food and beverage revenues	$45,438	49.7%	$19,113	52.5%	$64,551	50.5%	$66,591	50.6%
Amusement and other revenues	46,047	50.3	17,318	47.5	63,365	49.5	64,936	49.4

Total revenues	91,485	100.0	36,431	100.0	127,916	100.0	131,527	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	10,856	23.9	4,540	23.8	15,396	23.9	16,151	24.3
Cost of amusement and other (as a percentage of amusement and other revenues)	7,963	17.3	2,856	16.5	10,819	17.1	10,055	15.5

Total cost of products	18,819	20.6	7,396	20.3	26,215	20.5	26,206	19.9
Operating payroll and benefits	21,884	23.9	10,501	28.8	32,385	25.3	33,752	25.7
Other store operating expenses	29,919	32.7	14,197	39.0	44,116	34.5	45,457	34.6
General and administrative expenses	9,130	10.0	8,446	23.2	17,576	13.8	7,672	5.8
Depreciation and amortization expense	8,992	9.8	3,724	10.2	12,716	9.9	13,168	10.0
Pre-opening costs	19	0.0	258	0.7	277	0.2	1,052	0.8

Total operating costs	88,763	97.0	44,522	122.2	133,285	104.2	127,307	96.8

Operating income	2,722	3.0	(8,091)	(22.2)	(5,369)	(4.2)	4,220	3.2
Interest expense, net	8,777	9.6	1,628	4.5	10,405	8.1	5,635	4.3

Income (loss) before provisions for income taxes	(6,055)	(6.6)	(9,719)	(26.7)	(15,774)	(12.3)	(1,415)	(1.1)
Provision (benefit) for income taxes	(2,625)	(2.9)	(3,670)	(10.1)	(6,295)	(4.9)	(1,478)	(1.1)

Net income (loss)	$(3,430)	(3.7)%	$(6,049)	(16.6)%	$(9,479)	(7.4)%	$63	0.0%

Change in comparable store sales(1)						(4.8)%		(10.1)%

	62 Day Period from June 1, 2010 to August 1, 2010		120 Day Period from February 1, 2010 to May 31, 2010		Twenty-Six Weeks Ended August 1, 2010		Twenty-Six Weeks ended August 2, 2009
	(Successor)		(Predecessor)		(Combined)		(Predecessor)
Food and beverage revenues	$45,438	49.7%	$90,470	50.8%	$135,908	50.4%	$137,591	51.0%
Amusement and other revenues	46,047	50.3	87,536	49.2	133,583	49.6	132,362	49.0

Total revenues	91,485	100.0	178,006	100.0	269,491	100.0	269,953	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	10,856	23.9	21,817	24.1	32,673	24.0	33,557	24.4
Cost of amusement and other (as a percentage of amusement and other revenues)	7,963	17.3	13,442	15.4	21,405	16.0	19,605	14.8

Total cost of products	18,819	20.6	35,259	19.8	54,078	20.1	53,162	19.7
Operating payroll and benefits	21,884	23.9	43,969	24.7	65,853	24.4	68,284	25.3
Other store operating expenses	29,919	32.7	59,802	33.6	89,721	33.3	88,060	32.6
General and administrative expenses	9,130	10.0	17,064	9.6	26,194	9.7	15,077	5.6
Depreciation and amortization expense	8,992	9.8	16,224	9.1	25,216	9.4	25,902	9.6
Startup costs	19	0.0	1,447	0.8	1,466	0.5	2,196	0.8

Total operating costs	88,763	97.0	173,765	97.6	262,528	97.4	252,681	93.6

Operating income	2,722	3.0	4,241	2.4	6,963	2.6	17,272	6.4
Interest expense, net	8,777	9.6	6,976	3.9	15,753	5.8	11,184	4.1

Income (loss) before provisions for income taxes	(6,055)	(6.6)	(2,735)	(1.5)	(8,790)	(3.2)	6,088	2.3
Provision (benefit) for income taxes	(2,625)	(2.9)	(597)	(0.3)	(3,222)	(1.2)	857	0.3

Net income (loss)	$(3,430)	(3.7)%	$(2,138)	(1.2)%	$(5,568)	(2.0)%	$5,231	2.0%

Cash provided by (used in):
Operating activities	$(4,539)		$11,295		$6,756		$34,792
Investing activities	(90,394)		(12,975)		(103,369)		(20,357)
Financing activities	97,819		(125)		97,694		(2,250)
Change in comparable store sales(1)						(3.7)%		(9.0)%
Stores open at end of period(2)						58		55
Comparable stores open at end of period(1)						48		47

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at August 1, 2010 includes our stores in Columbus, Ohio, Wauwatosa, Wisconsin, and Roseville, California, which opened on October 12, 2009, March 1, 2010, and May 3, 2010, respectively. Also included in the store count is one franchise location in Canada and our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding. The Nashville location remains closed as of August 1, 2010.

Thirteen Weeks Ended August 1, 2010 Compared to Thirteen Weeks Ended August 2, 2009

Revenues

Total revenues decreased 2.7% or $3,611 for second quarter of 2010 compared to the second quarter of 2009. Comparable store revenue decreased 4.8%, or $5,840 for second quarter 2010 compared to second quarter 2009. Comparable special events revenues which accounted for 12.0% of consolidated comparable stores revenue for the second quarter of 2010 increased 0.6% or $89 compared to the second quarter of 2009.

The decreased revenues were derived from the following sources:

Comparable stores	$(5,840)
Non comparable stores- operating	4,903
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(2,543)
Other	(131)

Total	$(3,611)

Comparable store revenues were significantly impacted by the unfavorable macroeconomic environment affecting the restaurant/entertainment industry in general, and the effects of the global economic environment impacted our store locations as well.

Food sales at comparable stores decreased by $1,206, or 2.8% from $42,523 in the second quarter of 2009 to $41,317 in the second quarter of 2010. Sales at our comparable stores continued to show a shift away from the beverage component of our business towards our amusement offerings. Beverage sales at comparable stores decreased by $2,249, or 11.7% from $19,228 in the second quarter of 2009 to $16,979 in the second quarter of 2010. Comparable store amusement revenue in the second quarter of 2010 decreased by $2,311, or 4.0% from $58,351 in the second quarter of 2009 to $56,040 in the second quarter of 2010. Downward pressures on amusement sales were partially mitigated by our Half-Price Wednesday promotions and Power Card up-sell initiative, which provides greater game play value to our guests.

Non-comparable store revenues increased by a total of $2,360. Increases in revenues from new stores opened and joint venture interest acquired since November 24, 2008, of $4,903 were partially offset by a $2,543 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 50.5% for food and beverage and 49.5% for amusements and other for the second quarter of 2010. This compares to 50.6% and 49.4%, respectively, for the second quarter of 2009.

Cost of products

Cost of food and beverage decreased from $16,151 in the second quarter of 2009 to $15,396 in the second quarter of 2010. Cost of food and beverage declined 40 basis points to 23.9% of revenue for the second quarter of 2010 compared to 24.3% for the second quarter of 2009 primarily due to lower grocery and alcoholic beverages.

Cost of amusement and other revenues increased from $10,055 in the second quarter of 2009 to $10,819 in the second quarter of 2010. The costs of amusements and other, as a percentage of amusements and other revenues increased 160 basis points to 17.1% of amusement and other revenue for the second quarter of 2010 compared to 15.5% for the second quarter of 2009. This increase is primarily a result of increased redemption costs driven by both a shift in guest game play toward redemption games and an increase in ticket redemption rates by our guests.

Operating payroll and benefits

Operating payroll and benefits decreased by $1,367, or 4.0%, from $33,752 in the second quarter of 2009 to $32,385 in the second quarter of 2010. Operating payroll and benefits declined 40 basis points to 25.3% of revenue for the second quarter of 2010 compared to 25.7% for the second quarter of 2009. This decrease was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling, lower management costs resulting from an accounting centralization effort as well as labor savings associated with the centralization of a significant portion of our special events sales labor to a corporate call center.

Other store operating expenses

Other store operating expenses decreased by $1,341, or 3.0%, from $45,457 in the second quarter of 2009 to $44,116 in the second quarter of 2010. Other store operating expenses as a percentage of revenues decreased 10 basis points to 34.5% for the second quarter of 2010 compared to 34.6% for the same period of 2009. The increase in other operating expense as a percent of total revenue was driven primarily by the deleveraging impact of occupancy costs on a lower sales base.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $9,904, or 129.1%, from $7,672 in the second quarter of 2009 to $17,576 in the second quarter of 2010. Approximately $9,620 of the increase was due to professional fees and increased stock-based compensation expenses as a result of the Acquisition.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $452, or 3.4%, from $13,168 in the second quarter of 2009 to $12,716 in the second quarter of 2010. Increases in depreciation from new store openings, maintenance capital expenditures and increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition were offset by depreciation reductions resulting from certain operating assets being fully depreciated subsequent to the second quarter of fiscal 2009.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $775, or 73.7% from $1,052 in the second quarter of 2009 to $277 in the second quarter of 2010 due to shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense increased by $4,770 from $5,635 in the second quarter of 2009 to $10,405 in the second quarter of 2010 primarily as a result of the Acquisition. In connection with the Acquisition, we incurred $3,000 in fees associated with a temporary bridge financing arrangement. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense in the quarter by approximately $1,500.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax benefit of $6,295 in the second quarter of 2010, and an income tax benefit of $1,478 in the second quarter of 2009. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended August 1, 2010, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At August 1, 2010, we estimate an increase in our valuation allowance for the year ending January 30, 2011 in the amount of $357 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 1, 2010, we have accrued approximately $2,092 of unrecognized tax benefits, including an additional amount of approximately $1,093 of penalties and interest. During the thirteen weeks ended August 1, 2010, we increased our unrecognized tax benefit by $45 and increased our accrual for interest and penalties by $43. We currently anticipate that approximately $1,020 of unrecognized tax benefits will be recognized as a result of the expiration of the statute of limitations during fiscal 2010. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Recognition of interest and penalties are recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,359 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2005.

Twenty-Six Weeks Ended August 1, 2010 Compared to Twenty-Six Weeks Ended August 2, 2009

Revenues

Total revenues decreased 0.2%, or $462 from $269,953 for the twenty-six weeks ended August 2, 2009 compared to $269,491 for the twenty-six weeks ended August 1, 2010. Comparable stores revenue decreased by approximately 3.7%, or $9,322 for the twenty-six weeks ended August 1, 2010 compared to the twenty-six weeks ended August 2, 2009. Comparable special events revenues which accounted for 10.8% of consolidated comparable stores revenue for the twenty-six weeks ended August 1, 2010 increased 0.2% or $52 compared to the twenty-six weeks ended August 2, 2009.

The decreased revenues were derived from the following sources:

Comparable stores	$(9,322)
Non comparable stores- operating	11,744
Non comparable stores- flood-related closure of store in Nashville, Tennessee	(2,570)
Other	(314)

Total	$(462)

Food sales at the comparable stores decreased by $2,038 or 2.3%, from $87,441 in the twenty-six weeks ended August 2, 2009 to $85,403 in the twenty-six weeks ended August 1, 2010. Beverage sales at comparable stores decreased by $4,331 or 10.4%, from $41,679 in the twenty-six weeks ended August 2, 2009 to $37,348 in the twenty-six weeks ended August 1, 2010. Comparable store amusements and other revenues in the twenty-six weeks ended August 1, 2010 decreased by $2,954 or 2.4%, from $122,977 in the twenty-six weeks ended August 2, 2009 to $120,023 in the twenty-six weeks ended August 1, 2010.

Non-comparable store revenues increased by a total of $9,174. Increased revenues from new stores opened and joint venture interest acquired since November 24, 2008, of $11,744 were partially offset by a $2,571 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 50.4% for food and beverage and 49.6% for amusements and other for the twenty-six weeks ended August 1, 2010. This compares to 51.0% and 49.0%, respectively, for the twenty-six weeks ended August 2, 2009.

Cost of products

Cost of food and beverage revenues decreased from $33,557 for the twenty-six weeks ended August 2, 2009 to $32,673 for the twenty-six weeks ended August 1, 2010. Cost of food and beverage products, as a percent of food and beverage revenue decreased 40 basis points to 24.0% for the twenty-six weeks ended August 1, 2010 compared to 24.4% for the twenty-six weeks ended August 2, 2009. Margin pressure experienced in our seafood and produce cost categories were offset by lower costs, as a percent of revenue, in our grocery and alcoholic beverages categories.

Cost of amusements and other revenues increased from $19,605 for the twenty-six weeks ended August 2, 2009 to $21,405 for the twenty-six weeks ended August 1, 2010. The costs of amusements and other, as a percentage of amusements and other revenues increased 120 basis points to 16.0% of amusement and other revenue for the twenty-six weeks ended August 1, 2010 compared to 14.8% for the twenty-six weeks ended August 2, 2009. This increase is primarily a result of increased redemption costs driven by both a shift in guest game play toward redemption games and an increase in ticket redemption rates by our guests.

Operating payroll and benefits

Operating payroll and benefits decreased by $2,431 or 3.6%, from $68,284 in the twenty-six weeks ended August 2, 2009 to $65,853 in the twenty-six weeks ended August 1, 2010. Operating payroll and benefits declined 90 basis points to 24.4% of revenue for the twenty-six weeks ended August 1, 2010 compared to 25.3% for the same period of 2009. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling, lower management costs resulting from an accounting centralization effort as well as labor savings associated with the centralization of a significant portion of our special events sales labor to a corporate call center.

Other store operating expenses

Other store operating expenses increased by $1,661 or 1.9%, from $88,060 in the twenty-six weeks ended August 2, 2009 to $89,721 in the twenty-six weeks ended August 1, 2010. Other store operating expenses increased 70 basis points from 32.6% of revenue for the twenty-six weeks ended August 2, 2009 to 33.3% for the twenty-six weeks ended August 1, 2010. This increase is primarily driven by the increase in occupancy expenses related to new stores and increased marketing spend related to national radio and on-line advertising.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $11,117 or 73.7%, from $15,077 for the twenty-six weeks ended August 2, 2009, to $26,194 for the twenty-six weeks ended August 1, 2010. Approximately $9,780 of the increase is due to increased professional fees and stock-based compensation expenses as a result of the Acquisition.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $686, or 2.6%, from $25,902 for the twenty-six weeks ended August 2, 2009 to $25,216 for the twenty-six weeks ended August 1, 2010. Increases in depreciation from new store openings, maintenance capital expenditures and increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition were offset by depreciation reductions resulting from certain operating assets being fully depreciated subsequent to the second quarter of fiscal 2009.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $730 from $2,196 in the twenty-six weeks ended August 2, 2009 to $1,466 in the twenty-six weeks ended August 1, 2010 due to shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense increased by $4,569 from $11,184 for the twenty-six weeks ended August 2, 2009 to $15,753 for the twenty-six weeks ended August 1, 2010 primarily as a result of the Acquisition. In connection with the Acquisition, we incurred $3,000 in fees associated with a temporary bridge financing arrangement. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense year-to-date by approximately $1,500.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax benefit of $3,222 for the twenty-six weeks ended August 1, 2010 and a tax provision of $857 for the twenty-six weeks ended August 2, 2009. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended August 1, 2010, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At August 1, 2010, we estimate an increase in our valuation allowance for the year ending January 30, 2011 in the amount of $357 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 1, 2010, we have approximately $2,092 of unrecognized tax benefits, including approximately $1,093 of penalties and interest. During the twenty-six weeks ended August 1, 2010, we decreased our unrecognized tax benefit by $106 and increased our accrual for interest and penalties by $92. We currently anticipate that approximately $1,020 of unrecognized tax benefits will be recognized as a result of the expiration of the statute of limitations during fiscal 2010. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,359 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2005.

Liquidity and Capital Resources

Total cash requirements of the Acquisition of approximately $595,998 were used to (i) purchase common stock and outstanding options, ii) repay in full all funds borrowed under the existing credit facility, and terminate such facility; and (iii) to pay certain fees, costs and expenses related to the Acquisition. These financing requirements were financed through a cash equity contribution of $245,498 by affiliates of Oak Hill, certain members of our Board of Directors and management, proceeds from a new $200,000 senior secured credit facility and proceeds from the issuance of $200,000 in senior notes.

In connection with the Acquisition, we terminated the Predecessor’s credit facility and entered into a new credit facility that provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility, net of $1,500 discount, $2,000 under the new revolving credit facility and had $5,641 in letters of credit outstanding. At August 1, 2010, we had no borrowings under our revolving credit facility, borrowings of $149,625 under the term facility and $6,841 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are set periodically based on, (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect or (c) a Eurodollar Rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) (or, in the case of the Canadian revolving credit facility, a Canadian cost funds rate) for one-, two-, three- or six-month (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50%. Swingline loans bear interest at the base rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at August 1, 2010.

The new senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 5.25:1.00 as of October 31, 2010. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases each year to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases each year to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the new senior secured credit facility includes negative covenants restricting or limiting, Dave & Buster’s Holdings, Inc.’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

The new senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failures of any guarantee or security document supporting the new senior secured credit facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the new senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the new senior secured credit facility and all other actions permitted to be taken by a secured creditor.

Senior notes. In connection with the Acquisition on June 1, 2010, the Company closed a placement of $200,000 aggregate principal amount of senior notes. The notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes compounds semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of August 1, 2010, our $200,000 of senior notes had an approximate fair value of $206,500 based on quoted market price.

The new senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities.

We believe the cash flow from operations, together with borrowings under the senior credit facility, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in the Annual Report on Form 10-K for the year ended January 31, 2010 and our Registration Statement on Form S-4, Registration No. 333-168759, as amended.

Cash Flows

Twenty-Six Weeks Ended August 1, 2010 Compared to Twenty-Six Weeks Ended August 2, 2009

As of August 1, 2010, we had cash and cash equivalents of $17,763 and available borrowing capacity of $43,159 under the senior credit facility.

Cash provided by operating activities was $6,756 for the twenty-six weeks of 2010 compared to cash provided by operating activities of $34,792 for the twenty-six weeks of 2009. In addition to the downward pressure on cash flow generated by comparable store sales declines, we incurred additional cash flow reductions associated to transaction expenses and debt costs.

Cash used in investing activities was $103,369 for the twenty-six weeks of 2010 compared to $20,357 for the twenty-six weeks of 2009. The investing activities for the twenty-six weeks of 2010 consist primarily of a capital investment of $245,498 by Oak Hill which in part funded the $330,803 cash disbursement paid to purchase Predecessor common stock and $18,067 in capital expenditures. The investing activities for the twenty-six weeks of 2009 primarily include $20,363 in capital expenditures.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $37,000 ($33,000 net of cash contributions from landlords) in capital expenditures during fiscal year 2010. The 2010 expenditures are expected to include approximately $19,000 ($15,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, and $8,000 for games (excluding games for new stores) and $10,000 in maintenance capital.

On May 2, 2010, flooding occurred in Nashville, Tennessee causing considerable damage to the city and surrounding area. Our Nashville store sustained significant damage, as did the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars. We have initiated property insurance claims, including business interruption, with our insurers. We cannot estimate at this time when the store will be back in operation. We anticipate the cost to replace the assets destroyed by the flood will be covered by insurance proceeds, net of the one thousand dollar deductible amount. These costs are not included in the 2010 capital expenditure amounts noted above. We have not recorded any gains or losses on fixed assets resulting from the flood with the exception of the one thousand dollar deductible.

Cash provided by financing activities was $97,694 for the twenty-six weeks of 2010 compared to cash used in financing activities of $2,250 in the twenty-six weeks of 2009. The financing activities for the second quarter of 2010 include proceeds of $350,500, net of discount arising from our newly issued senior notes and senior secured credit facility, including a $2,000 draw on our revolver. The $2,000 revolver draw and first required paydown of the senior secured credit facility were made during the 62 day period ended August 1, 2010. The debt proceeds were used in part to fund the Acquisition and paydown existing debt, including accrued interest. Additionally, $12,681 was used to fund debt issuance costs on the newly issued debt instruments. The financing activities for the second quarter of 2009 include required paydowns under our senior credit facility of $2,250.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of August 1, 2010 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$149,625	$1,500	$3,000	$3,000	$142,125
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	228,894	31,043	61,813	61,449	74,589
Operating leases(3)	492,475	45,925	92,073	90,900	263,577

Total	$1,070,994	$78,468	$156,886	$155,349	$680,291

(1)

Our senior credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of August 1, 2010, we had no borrowings under the revolving credit facility, borrowings of $149,625 under the term facility and $6,841 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates, (2) interest requirements on variable rate debt obligations at rates in effect at August 1, 2010.

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended January 31, 2010 and our Registration Statement on Form S-4, Registration No. 333-168759, as amended.

The Company has accounted for the Acquisition in accordance with accounting guidance for business combinations, whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Acquisition. The Acquisition and the allocation of the purchase price have been recorded as of June 1, 2010. In connection with the preliminary purchase price allocation, the Company has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of August 1, 2010, the Company recorded preliminary purchase accounting adjustments to the carrying value of property and equipment and intangible assets for tradenames and trademarks and to revalue rent related liabilities, among other matters. The allocation of the purchase price is subject to change based on completion of such studies. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required. The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed. The adoption of this guidance on February 1, 2010 did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements. This accounting guidance is not expected to materially affect the Company’s Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments consist of the outstanding borrowings on our term loan and our revolving credit facility. At August 1, 2010, $149,625 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. The impact on our annual results of operations of a 1% interest rate change on the outstanding balance of these variable rate financial instruments as of August 1, 2010 would be approximately $1,496.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Wall Street Reform and Consumer Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended August 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 31, 2010 and our Registration Statement on Form S-4, Registration No. 333-168759, as amended.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 6 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended January 31, 2010 and our Registration Statement on Form S-4, Registration No. 333-168759, as amended.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: October 13, 2010	By:	/s/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: October 13, 2010	By:	/s/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer