Form 10-Q
period 2010-10-31
DAVE & BUSTERS INC
filed 2010-12-14
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 13, 2010, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING OCTOBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2010 (Successor)	January 31, 2010 (Predecessor)
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,886	$16,682
Inventories	14,075	13,782
Prepaid expenses	10,377	8,347
Deferred income taxes	1,287	5,308
Income tax receivable	5,861	51
Other current assets	7,365	2,616

Total current assets	57,851	46,786
Property and equipment (net of $19,487 and $188,681, accumulated depreciation in 2010 and 2009, respectively)	306,072	294,151
Tradename	79,000	63,000
Goodwill	273,248	65,857
Other assets and deferred charges	26,612	13,846

Total assets	$742,783	$483,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$1,500	$836
Accounts payable	18,172	21,414
Accrued liabilities	52,027	51,239
Income taxes payable	1,365	1,136
Deferred income taxes	—	180

Total current liabilities	73,064	74,805
Deferred income taxes	17,909	11,493
Deferred occupancy costs	58,714	66,615
Other liabilities	11,747	11,667
Long-term debt, less current installments (Note 6), net of unamortized discount	346,355	226,414
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of October 31, 2010 and January 31, 2010	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	244,531	112,069
Accumulated comprehensive income	121	216
Accumulated deficit	(9,658)	(19,639)

Total stockholders’ equity	234,994	92,646

Total liabilities and stockholders’ equity	$742,783	$483,640

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended October 31, 2010	Thirteen Weeks Ended November 1, 2009
	(Successor)	(Predecessor)
Food and beverage revenues	$59,594	$60,549
Amusement and other revenues	56,996	56,636

Total revenues	116,590	117,185
Cost of food and beverage	14,327	14,768
Cost of amusement and other	9,051	8,868

Total cost of products	23,378	23,636
Operating payroll and benefits	30,516	31,328
Other store operating expenses	43,147	44,514
General and administrative expenses	8,379	7,202
Depreciation and amortization expense	11,896	13,932
Pre-opening costs	371	983

Total operating costs	117,687	121,595

Operating loss	(1,097)	(4,410)
Interest expense, net	8,388	5,598

Loss before provision for income taxes taxes	(9,485)	(10,008)
Income tax benefit	(3,257)	(4,518)

Net loss	$(6,228)	$(5,490)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	For the 153 Day Period from June 1, 2010 to October 31, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Thirty-Nine Weeks Ended November 1, 2009
	(Successor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$105,032	$90,470	$198,140
Amusement and other revenues	103,043	87,536	188,998

Total revenues	208,075	178,006	387,138
Cost of food and beverage	25,183	21,817	48,325
Cost of amusement and other	17,014	13,442	28,472

Total cost of products	42,197	35,259	76,797
Operating payroll and benefits	52,400	43,969	99,612
Other store operating expenses	73,066	59,802	132,575
General and administrative expenses	17,509	17,064	22,279
Depreciation and amortization expense	20,888	16,224	39,833
Pre-opening costs	390	1,447	3,181

Total operating costs	206,450	173,765	374,277

Operating income	1,625	4,241	12,861
Interest expense, net	17,165	6,976	16,782

Loss before provision for income taxes taxes	(15,540)	(2,735)	(3,921)
Income tax benefit	(5,882)	(597)	(3,661)

Net loss	$(9,658)	$(2,138)	$(260)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts, unaudited)

	Shares	Amount	Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance January 31, 2010 (Predecessor)	100	—	$112,069	$216	$(19,639)	$92,646
Net loss	—	—	—	—	(2,138)	(2,138)
Unrealized foreign currency translation gain	—	—	—	49	—	49

Comprehensive loss	—	—	—	—	—	(2,089)
Stock-based compensation	—	—	2,150	—	—	2,150

Balance May 31, 2010 (Predecessor)	100	—	114,219	265	(21,777)	92,707

Elimination of Predecessor equity	—	—	(114,219)	(265)	21,777	(92,707)
Initial investment by Oak Hill	—	—	245,498	—	—	245,498
Net loss	—	—	—	—	(9,658)	(9,658)
Unrealized foreign currency translation gain	—	—	—	121	—	121

Comprehensive loss	—	—	—	—	—	(9,537)
Stock-based compensation	—	—	533	—	—	533
Repurchase of parent shares from former executive (see Note 3)	—	—	(1,500)	—	—	(1,500)

Balance October 31, 2010 (Successor)	100	—	$244,531	$121	$(9,658)	$234,994

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the 153 Day Period from June 1, 2010 to October 31, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Thirty-Nine Weeks Ended November 1, 2009
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(9,658)	$(2,138)	$(260)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	20,888	16,224	39,833
Deferred income tax benefit	(7,460)	(2,178)	(8,268)
Stock-based compensation charges	533	2,150	474
Other, net	552	3,739	1,321
Changes in assets and liabilities:
Inventories	(958)	(31)	1,162
Prepaid expenses	(936)	(1,094)	(842)
Income tax receivable	8	(1,805)	2,204
Other current assets	(1,932)	(2,817)	(970)
Other assets and deferred charges	3,030	(190)	397
Accounts payable	(2,544)	(698)	(98)
Accrued liabilities	(2,704)	(1,292)	(11,772)
Income taxes payable	3,136	1,476	(192)
Deferred occupancy costs	555	86	3,519
Other liabilities	214	(137)	514

Net cash provided (used) by operating activities	2,724	11,295	27,022

Cash flows from investing activities:
Initial investment by Oak Hill	245,498	—	—
Purchase of Predecessor common stock	(330,803)	—	—
Capital expenditures	(10,357)	(12,978)	(32,653)
Repurchase of parent shares from former executive (Note 3)	(500)	—	—
Proceeds from sales of property and equipment	3	3	12

Net cash used in investing activities	(96,159)	(12,975)	(32,641)

Cash flows from financing activities:
Repayments of Predecessor long-term debt, including extinguishment fees	(237,625)	(125)	—
Repayments of senior secured credit facility	(2,750)	—	(27,075)
Borrowings under senior secured credit facility, net of unamortized discount	150,500	—	30,600
Borrowings under senior notes	200,000	—	—
Debt issuance costs	(12,681)	—	—

Net cash provided (used) by financing activities	97,444	(125)	3,525

Increase (decrease) in cash and cash equivalents	4,009	(1,805)	(2,094)
Beginning cash and cash equivalents	14,877	16,682	8,534

Ending cash and cash equivalents	$18,886	$14,877	$6,440

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(2,578)	$1,609	$2,658
Cash paid for interest and related debt fees, net of amounts capitalized	$21,914	$10,259	$21,792

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: General Information

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK” and, together with Wellspring, the “Sellers”). In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the acquisition transactions described above (collectively, “the Acquisition”), Oak Hill owned approximately 96% and certain members of our Board of Directors and management owned approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc. (“Parent Co.”). See Note 3 for further discussion on the Acquisition and purchase price.

Parent Co. owns no other significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of October 31, 2010, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management, of which $500 was paid prior to October 31, 2010. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co. The accounting for this transaction has been “pushed down” to the Company’s financial statements and is reflected as a reduction to Paid-in capital.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirty-nine weeks ended October 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the year ended January 30, 2011. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 31, 2010 (including the notes thereto).

Accounting principles generally accepted in the United States require operating results for Dave & Buster’s, Inc. prior to the Acquisition completed June 1, 2010 to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Seasonality—Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters and will continue to be susceptible to the impact of severe winter weather on customer traffic and sales during those periods. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters.

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

Accounting for income taxes—We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of October 31, 2010, we have accrued approximately $942 of unrecognized tax benefits, including an additional amount of approximately $911 of penalties and interest. We recognized approximately $1,020 of tax benefits and an additional $210 of benefits related to penalties and interest during the third quarter as a result of the expiration of the statute of limitations. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $877 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes related to stock compensation deductions which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition and the application of business combination accounting.

Recent accounting pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance related to fair value measurements and disclosures. This guidance uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value and requires companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: Level 1 defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, Level 2 defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date, Level 3 defined as pricing inputs that are generally less observable from objective sources. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required. The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed. The adoption of this guidance on February 1, 2010 did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements. This accounting guidance is not expected to materially affect the Company’s Consolidated Financial Statements.

Review of subsequent events—We have evaluated subsequent events through the issuance date of our consolidated financial statements. There were no material subsequent events noted.

Note 3: Merger with Oak Hill Capital Partners

The Acquisition described in Note 1 is being accounted for in accordance with accounting guidance for business combinations and accordingly, has resulted in the recognition of assets acquired and liabilities assumed at fair value. On the closing date of the Acquisition the following events occurred:

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

•	All outstanding shares of D&B Holdings’ common stock were converted into the right to receive the per share acquisition consideration;

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

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 have been recorded based on preliminary valuation studies. The allocation of the purchase price is subject to change based on completion of such studies and the determination of other facts impacting fair value estimates. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash payments of interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available. We expect to finalize the purchase price prior to the end of fiscal year 2010.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the thirty-nine weeks ended October 31, 2010	8,454
Included in interest expense for the thirty-nine weeks ended October 31, 2010	3,000
Included in Other long-term assets	12,681

Total acquisition related costs	24,135
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19.7 million and a current deferred tax asset of $9.5 million	64,835
Property and equipment	316,225
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10.7 million	30,344
Goodwill	273,248

Total assets acquired	763,652
Current liabilities	64,502
Deferred occupancy costs	58,159
Deferred income taxes	33,460
Other liabilities	11,533

Total liabilities assumed	167,654
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The Company’s second quarter fiscal 2010 Form 10-Q included an allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s second quarter Form 10-Q an adjustment was made to increase goodwill by $10,654. The increase to goodwill is primarily due to adjustments made to property and equipment fair values after refining valuation studies and adjustments to fair value of certain current liabilities, partially offset by deferred taxes. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $273,248 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

The fair value of other assets and deferred charges acquired includes notes receivable arising from sale-leaseback transactions on two properties with a fair value of $2,377. As of the Acquisition date, the gross amount due under the notes is $3,839, of which none is expected to be uncollectible.

Indefinite lived intangibles include tradenames in the amount of $79,000 and goodwill in the amount of $273,248 which are not subject to amortization, but instead are reviewed for impairment at least annually.

The Successor period transaction expenses consist of a $3,000 fee related to bridge loan financing required to complete the Acquisition and approximately $4,174 in charges for legal and professional services related to the Acquisition. The Predecessor period transaction expenses consist of approximately $4,280 in charges for legal and professional services related to the Acquisition. The bridge financing fee is reported as a component of interest expense, net and the legal and professional fees are reported as general and administrative expenses in the accompanying statements of operations.

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

Supplemental pro forma financial information—The following supplemental unaudited pro forma results of operations assumes that the Acquisition occurred on the first day of the fiscal year for each period presented. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above and consist primarily of interest, depreciation and amortization and income tax expenses.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

	Thirteen Week Period Ended	Thirty-nine Week Period Ended
October 31, 2010
As reported:
Revenue	$116,590	$386,081
Net income (loss)	(6,228)	(11,796)
Supplemental pro forma:
Revenue	116,590	386,081
Net income (loss)	(6,217)	(14,404)

November 1, 2009
As reported:
Revenue	117,185	387,138
Net income (loss)	(5,490)	(260)
Supplemental pro forma:
Revenue	117,185	387,138
Net income (loss)	$(8,141)	$(9,945)

Note 4: Casualty loss

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

Prior to June 1, 2010, we reduced the carrying value of inventories and property and equipment, net at this location and recorded a corresponding $2,999 receivable (net of $500 payment received prior to October 31, 2010) related to the anticipated insurance proceeds for these items. As of October 31, 2010, we have also recorded a $2,857 receivable related to the anticipated proceeds for business interruption, flood clean up expenses and other miscellaneous expenses. The $5,856 insurance receivable is included in “Other current assets” on the Company’s consolidated balance sheet. This receivable represents our estimate of the carrying value of net assets recoverable, reimbursement for business interruption, flood cleanup expenses and other miscellaneous expenses from our insurance policies based on the coverage in place and correspondence with our insurance carriers including notice of payment for initial business interruption claims. We have not recorded any gains or losses on fixed assets resulting from the flood with the exception of the one thousand dollar deductible which has been expensed.

Note 5: Accrued Liabilities

Accrued liabilities consist of the following:

	October 31, 2010	January 31, 2010
	(Successor)	(Predecessor)
Compensation and benefits	$8,255	$11,698
Interest	9,331	9,305
Deferred amusement revenue	9,719	8,076
Amusement redemption liability	4,397	4,175
Deferred gift card revenue	3,273	3,729
Sales and use taxes	2,035	2,767
Customer deposits	3,079	1,434
Property taxes	3,924	2,683
Other	8,014	7,372

Total accrued liabilities	$52,027	$51,239

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

Note 6: Long—Term Debt

Long-term debt consisted of the following:

	October 31, 2010	January 31, 2010
	(Successor)	(Predecessor)
Senior credit facility—revolving	$—	$—
Senior credit facility—term	149,250	67,250
Senior notes	200,000	160,000

Total debt outstanding	349,250	227,250
Unamortized debt discount	(1,395)	—
Less current installments	1,500	836

Long-term debt, less current installments, net of unamortized discount	$346,355	$226,414

The Company received net proceeds on the term loan facility of $148,500, net of discount of $1,500. The discount is being amortized to interest expense over the life of the term loan facility.

Senior Credit Facility

In connection with the Acquisition, we terminated the Predecessor’s credit facility and entered into a new credit facility that provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility, $2,000 under the new revolving credit facility and had $5,641 in letters of credit outstanding. As of October 31, 2010, we had no borrowings under the revolving credit facility, borrowings of $149,250 under the term facility and $6,841 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate), (or, in the case of the Canadian revolving credit facility, a Canadian cost funds rate) for one-, two-, three- or six-month (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50% or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at October 31, 2010.

The new senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 5.25:1.00 as of October 31, 2010. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the new senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

Senior notes—In connection with the Acquisition on June 1, 2010, the Company closed a placement of $200,000 aggregate principal amount of senior notes. On November 15, 2010, the Company completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in June 2010 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 31, 2010, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price.

The new senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities.

Debt obligations—The following table sets forth our future debt payment obligations as of October 31, 2010 (excluding repayment obligations under the revolving portion of our senior credit facility).

Debt Outstanding at October 31, 2010
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	1,500
Thereafter	341,750

Total future payments	$349,250

The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended October 31, 2010	Thirteen Weeks Ended November 1, 2009	153 Days Ended October 31, 2010	120 Days Ended May 31, 2010	Thirty-nine Weeks Ended November 1, 2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Gross interest expense	$8,462	$5,819	$17,285	$7,180	$17,439
Capitalized interest	(5)	(124)	(5)	(110)	(412)
Interest income	(69)	(97)	(115)	(94)	(245)

Total interest expense, net	$8,388	$5,598	$17,165	$6,976	$16,782

Note 7: Commitments and Contingencies

Under a previously disclosed settlement with the Federal Trade Commission (FTC), we are required to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. This information security program contains administrative, technical, and physical safeguards designed to (a) identify material internal and external risks to the security, confidentiality, and integrity of personal information that could result in the unauthorized disclosure, misuse, loss, alteration, destruction, or other compromise of such information, (b) control the identified risks, and (c) ensure that our third-party service providers are capable of appropriately safeguarding personal information they receive from us. As part of the information security program, for a ten-year period, we obtain biennial assessments and reports from an independent auditor that set out the safeguards implemented and maintained by us, and explain how such safeguards meet or exceed the protections required by the terms of the Order. The Order is binding upon us for twenty years. The Order does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the Order has a material adverse effect on our business, operations, or financial performance.

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

The following table sets forth our lease commitments as of October 31, 2010:

Operating Lease Obligations at October 31, 2010
1 year or less	$47,648
2 years	47,497
3 years	47,412
4 years	46,534
5 years	44,995
Thereafter	228,180

Total future payments	$462,266

The above amounts include lease commitments related to our Nashville store which has been closed due to damage sustained during the May 2010 floods (see Note 4). Rent payments for this store have been suspended by our landlord until the store re-opens. Lease obligations related to our Nashville store from October 31, 2010 through May 9, 2015 included in the table above are $1,038 in Year 1 through Year 4 and $606 in Year 5.

We have also signed lease agreements for certain future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 8: Condensed Consolidating Financial Information

The senior notes (described in Note 6) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information have been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(177) and $ (2,125), respectively, for the thirty-nine week period ended October 31, 2010. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $38 and $(400), respectively, for the thirty-nine week period ended November 1, 2009. There are no restrictions on cash distributions from the non-guarantor subsidiary.

October 31, 2010 (Successor):

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$56,284	$1,567	$—	$57,851
Property and equipment, net	300,675	5,397	—	306,072
Tradename	79,000	—	—	79,000
Goodwill	273,248	—	—	273,248
Investment in sub	3,768	—	(3,768)	—
Other assets and deferred charges	26,535	77	—	26,612

Total assets	$739,510	$7,041	$(3,768)	$742,783

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands, except per share amounts)

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$69,806	$3,258	$—	$73,064
Deferred income taxes	17,909	—	—	17,909
Deferred occupancy costs	58,699	15	—	58,714
Other liabilities	11,747	—	—	11,747
Long-term debt, less current installments, net of unamortized discount (Note 6)	346,355	—	—	346,355
Stockholders’ equity	234,994	3,768	(3,768)	234,994

Total liabilities and stockholders’ equity	$739,510	$7,041	$(3,768)	$742,783

January 31, 2010 (Predecessor):

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$44,692	$2,094	$—	$46,786
Property and equipment, net	289,817	4,334	—	294,151
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,755	—	(3,755)	—
Other assets and deferred charges	13,773	73	—	13,846

Total assets	$480,894	$6,501	$(3,755)	$483,640

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$72,285	$2,520	$—	$74,805
Deferred income taxes	11,493	—	—	11,493
Deferred occupancy costs	66,389	226	—	66,615
Other liabilities	11,667	—	—	11,667
Long-term debt, less current installments (Note 6)	226,414	—	—	226,414
Stockholders’ equity	92,646	3,755	(3,755)	92,646

Total liabilities and stockholders’ equity	$480,894	$6,501	$(3,755)	$483,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2010 relate to the thirteen week period ended October 31, 2010. All references to the third quarter of 2009 relate to the thirteen week period ended November 1, 2009 of the Predecessor. All references to the year-to-date fiscal year 2010 period relate to the combined 153 day period ended October 31, 2010 of the Successor and the 120 day period ended May 31, 2010 of the Predecessor. All references to the year-to-date fiscal year 2009 period relate to the thirty-nine week period ended November 1, 2009 of the Predecessor. All references to fiscal 2010 relate to the combined 52 week period ending on January 30, 2011 and all references to fiscal 2009 relate to the 52 week period ended January 31, 2010 of the Predecessor.

We believe that the discussion of our combined operational results of our Predecessor and Successor periods, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight changes to operational changes as well as purchase accounting related items.

Acquisition by Oak Hill Capital Partners

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK” and, together with Wellspring, the “Sellers”). In connection therewith, Games Merger Corp., a newly formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the Acquisition, Oak Hill controlled approximately 96% and certain members of our Board of Directors and management control approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc.

On the closing date of the Acquisition, the following events occurred:

•	All outstanding shares of D&B Holdings’ common stock were converted into the right to receive the per share acquisition consideration;

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

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash	$245,498
Debt, net of original issue discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the thirty-nine weeks ended October 31, 2010	8,454
Included in interest expense for the thirty-nine weeks ended October 31, 2010	3,000
Included in Other long-term assets	12,681

Total acquisition related costs	24,135
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19.7 million and a current deferred tax asset of $9.5 million	64,835
Property and equipment	316,225
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10.7 million	30,344
Goodwill	273,248

Total assets acquired	763,652
Current liabilities	64,502
Deferred occupancy costs	58,159
Deferred income taxes	33,460
Other liabilities	11,533

Total liabilities assumed	167,654
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The Company’s second quarter fiscal 2010 Form 10-Q included an allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s second quarter Form 10-Q an adjustment was made to increase goodwill by $10,654. The increase to goodwill is primarily due to adjustments made to property and equipment fair values after refining valuation studies and adjustments to fair value of certain current liabilities, partially offset by deferred taxes. The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Loyalty rewards customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $273,248 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

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

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue. Revenues consist of food and beverage revenues as well as amusement and other revenues. For the thirteen weeks ended October 31, 2010, we derived 35.6% of our total revenue from food sales, 15.5% from beverage sales, 48.0% from amusement sales and 0.9% from other sources. For the thirty-nine weeks period ended October 31, 2010, we derived 35.3% of our total revenue from food sales, 15.3% from beverage sales, 48.4% from amusement sales, and 1.0% from other sources. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores operating at the end of the fiscal period which were open for a full 18 months as of the beginning of each fiscal year. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games, which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo,” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. We also offer “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesday during targeted periods of the year.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended October 31, 2010, the cost of food products averaged 24.0% of food revenue and the cost of beverage products averaged 24.2% of beverage revenue. The amusement and other cost of products averaged 15.9% of amusement and other revenues. During the thirty-nine weeks ended October 31, 2010, cost of food products averaged 24.1% of food revenue and the cost of beverage products averaged 23.8% of beverage revenue. The amusement and other cost of products averaged 16.0% of amusement and other revenues for the thirty-nine weeks ended October 31, 2010. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

Liquidity and cash flows. The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated stores varying in size from 29,000 to 66,000 square feet and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results. We also expect seasonality to be a factor in the operation or results of the business in the future with anticipated lower third quarter revenues and higher fourth quarter revenues associated with the year-end holidays. The historically higher revenues during the first and fourth quarters will continue to be susceptible to the impact of severe winter weather on customer traffic and sales during those periods.

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

	Thirteen Weeks Ended October 31, 2010		Thirteen Weeks Ended November 1, 2009
	(Successor)		(Predecessor)
Food and beverage revenues	$59,594	51.1%	$60,549	51.7%
Amusement and other revenues	56,996	48.9	56,636	48.3

Total revenues	116,590	100.0	117,185	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	14,327	24.0	14,768	24.4
Cost of amusement and other (as a percentage of amusement and other revenues)	9,051	15.9	8,868	15.7

Total cost of products	23,378	20.1	23,636	20.2
Operating payroll and benefits	30,516	26.2	31,328	26.7
Other store operating expenses	43,147	36.9	44,514	38.0
General and administrative expenses	8,379	7.2	7,202	6.2
Depreciation and amortization expense	11,896	10.2	13,932	11.9
Pre-opening costs	371	0.3	983	0.8

Total operating costs	117,687	100.9	121,595	103.8

Operating loss	(1,097)	(0.9)	(4,410)	(3.8)
Interest expense, net	8,388	7.2	5,598	4.8

Loss before provision for income taxes	(9,485)	(8.1)	(10,008)	(8.6)
Income tax benefit	(3,257)	(2.8)	(4,518)	(3.9)

Net loss	$(6,228)	(5.3)%	$(5,490)	(4.7)%

Change in comparable store sales(1)		(1.3)%		(7.4)%

	153 Day Period from June 1, 2010 to October 31, 2010		120 Day Period from February 1, 2010 to May 31, 2010		Thirty-Nine Weeks Ended October 31, 2010		Thirty-Nine Weeks Ended November 1, 2009
	(Successor)		(Predecessor)		(Combined)		(Predecessor)
Food and beverage revenues	$105,032	50.5%	$90,470	50.8%	$195,502	50.6%	$198,140	51.2%
Amusement and other revenues	103,043	49.5	87,536	49.2	190,579	49.4	188,998	48.8

Total revenues	208,075	100.0	178,006	100.0	386,081	100.0	387,138	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	25,183	24.0	21,817	24.1	47,000	24.0	48,325	24.4
Cost of amusement and other (as a percentage of amusement and other revenues)	17,014	16.5	13,442	15.4	30,456	16.0	28,472	15.1

Total cost of products	42,197	20.3	35,259	19.8	77,456	20.1	76,797	19.8
Operating payroll and benefits	52,400	25.2	43,969	24.7	96,369	25.0	99,612	25.7
Other store operating expenses	73,066	35.1	59,802	33.6	132,868	34.4	132,575	34.3
General and administrative expenses	17,509	8.4	17,064	9.6	34,573	9.0	22,279	5.8
Depreciation and amortization expense	20,888	10.0	16,224	9.1	37,112	9.6	39,833	10.3
Pre-opening costs	390	0.2	1,447	0.8	1,837	0.4	3,181	0.8

Total operating costs	206,450	99.2	173,765	97.6	380,215	98.5	374,277	96.7

Operating income	1,625	0.8	4,241	2.4	5,866	1.5	12,861	3.3
Interest expense, net	17,165	8.3	6,976	3.9	24,141	6.2	16,782	4.3

Loss before provision for income taxes	(15,540)	(7.5)	(2,735)	(1.5)	(18,275)	(4.7)	(3,921)	(1.0)
Income tax benefit	(5,882)	(2.9)	(597)	(0.3)	(6,479)	(1.6)	(3,661)	(0.9)

Net loss	$(9,658)	(4.6)%	$(2,138)	(1.2)%	$(11,796)	(3.1)%	$(260)	(0.1)%

Cash provided by (used in):
Operating activities	$2,724		$11,295		$14,019		$27,022
Investing activities	(96,159)		(12,975)		(109,134)		(32,641)
Financing activities	97,444		(125)		97,319		3,525
Change in comparable store sales(1)						(3.0)%		(8.5)%
Stores open at end of period(2)						58		56
Comparable stores open at end of period(1)						48		47

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at October 31, 2010 includes our stores in Wauwatosa, Wisconsin and Roseville, California, which opened on March 1, 2010 and May 3, 2010, respectively. Also included in the store count is one franchise location in Canada and our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding. The Nashville location remains closed as of October 31, 2010.

Thirteen Weeks Ended October 31, 2010 Compared to Thirteen Weeks Ended November 1, 2009

Revenues

Total revenues decreased 0.5% or $595 for third quarter of 2010 compared to the third quarter of 2009. Comparable store revenue decreased 1.3% or $1,365 for third quarter 2010 compared to third quarter 2009. Comparable special events revenues which accounted for 10.4% of consolidated comparable stores revenue for the third quarter of 2010 was essentially unchanged compared to the third quarter of 2009.

The decreased revenues were derived from the following sources:

Comparable stores	$(1,365)
Non comparable stores - operating	3,053
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(2,304)
Other	21

Total	$(595)

Food sales at comparable stores was $37,612 in the third quarter of 2010, whereas it was $37,611 in the third quarter of 2009. Sales at our comparable stores showed a shift away from the beverage component of our business towards our food and amusement offerings. Beverage sales at comparable stores decreased by $1,301, or 7.2% to $16,750 in the third quarter of 2010 from $18,051 in the third quarter of 2009. Comparable store amusements and other revenues in the third quarter of 2010 decreased by $65 or 0.1% to $51,715 from $51,780 in the third quarter of 2009. Downward pressures on amusement sales were partially mitigated by our “Half-Price Game Play Wednesday” promotions which provides greater amusement play value to our guests.

Non-comparable store revenues increased by a total of $749. Increases in revenues from new stores opened and joint venture interest acquired since November 24, 2008, of $3,053 were partially offset by a $2,304 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 51.1% for food and beverage and 48.9% for amusements and other for the third quarter of 2010. This compares to 51.7% and 48.3%, respectively, for the third quarter of 2009.

Cost of products

Cost of food and beverage decreased to $14,327 in the third quarter of 2010 from $14,768 in the third quarter of 2009. Cost of food and beverage declined 40 basis points to 24.0% of revenue for the third quarter of 2010 compared to 24.4% for the third quarter of 2009. Increased cost pressure in our produce, meat and seafood products was more than offset by reduced poultry, grocery and beverage costs.

Cost of amusement and other revenues increased to $9,051 in the third quarter of 2010 from $8,868 in the third quarter of 2009. The costs of amusements and other, as a percentage of amusements and other revenues increased 20 basis points to 15.9% of amusement and other revenue for the third quarter of 2010 compared to 15.7% for the third quarter of 2009. This increase is primarily a result of higher redemption costs driven by a shift in guest game play from simulation to redemption games, higher utilization of game play purchased and increase in guest ticket redemption rates, partially offset by the increases in the redemption cost per ticket redeemed and a price increase on redemption games.

Operating payroll and benefits

Operating payroll and benefits decreased by $812, or 2.6%, to $30,516 in the third quarter of 2010 from $31,328 in the third quarter of 2009. Operating payroll and benefits declined 50 basis points to 26.2% of revenue for the third quarter of 2010 compared to 26.7% for the third quarter of 2009. This decrease was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling and labor savings associated with the realignment of the majority of our special events sales labor.

Other store operating expenses

Other store operating expenses decreased by $1,367, or 3.1%, to $43,147 in the third quarter of 2010 from $44,514 in the third quarter of 2009. Other store operating expenses as a percentage of revenues decreased 110 basis points to 36.9% for the third quarter of 2010 compared to 38.0% for the same period of 2009. The decrease in other operating expense as a percent of total revenue was primarily driven by the decrease in marketing charges related to national radio and print advertising and accruals for reimbursement for lost profits related to the closure of our Nashville location due to flooding.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $1,177, or 16.3%, to $8,379 in the third quarter of 2010 from $7,202 in the third quarter of 2009. The increase is mainly due to severance expense recorded in the quarter in connection with the departure of certain management personnel.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $2,036, or 14.6%, to $11,896 in the third quarter of 2010 from $13,932 in the third quarter of 2009. Decreases in depreciation resulted from certain operating assets being fully depreciated subsequent to the third quarter of fiscal 2009. These decreases were partially offset by increases in depreciation from new store openings, maintenance capital expenditures and increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $612, or 62.3% to $371 in the third quarter of 2010 from $983 in the third quarter of 2009 due to shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense increased by $2,790 to $8,388 in the third quarter of 2010 from $5,598 in the third quarter of 2009 primarily as a result of the Acquisition. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense in the quarter by approximately $2,500. Debt cost amortization expense due to the Acquisition increased by $172 over debt amortization costs recorded in the third quarter of 2009.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax benefit of $3,257 in the third quarter of 2010, and an income tax benefit of $4,518 in the third quarter of 2009. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended October 31, 2010, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At October 31, 2010, we estimate an increase in our valuation allowance for the year ending January 30, 2011 in the amount of $202 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 31, 2010, we have accrued approximately $942 of unrecognized tax benefits, including an additional amount of approximately $911 of penalties and interest. During the thirteen weeks ended October 31, 2010, we decreased our unrecognized tax benefit by $1,150 and decreased our accrual for interest and penalties by $182. We recognized approximately $1,020 of tax benefits and an additional $210 of benefits related to penalties and interest during the third quarter as a result of the expiration of the statute of limitations. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $877 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes related to stock compensation deductions which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2005.

Thirty-nine Weeks Ended October 31, 2010 Compared to Thirty-nine Weeks Ended November 1, 2009

Revenues

Total revenues decreased 0.3%, or $1,057 to $386,081 for the thirty-nine weeks ended October 31, 2010 compared to $387,138 for the thirty-nine weeks ended November 1, 2009. Comparable stores revenue decreased by approximately 3.0%, or $10,688 for the thirty-nine weeks ended October 31, 2010 compared to the thirty-nine weeks ended November 1, 2009. Comparable special events revenues which accounted for 10.6% of consolidated comparable stores revenue for the thirty-nine weeks ended October 31, 2010 increased 0.2% or $57 compared to the thirty-nine weeks ended November 1, 2009.

The decreased revenues were derived from the following sources:

Comparable stores	$(10,688)
Non comparable stores- operating	14,641
Non comparable stores- flood-related closure of store in Nashville, Tennessee	(4,720)
Other	(289)

Total	$(1,056)

Food sales at the comparable stores decreased by $2,037 or 1.6%, to $123,015 in the thirty-nine weeks ended October 31, 2010 from $125,052 in the thirty-nine weeks ended November 1, 2009. Beverage sales at comparable stores decreased by $5,632 or 9.4% to $54,097 in the thirty-nine weeks ended October 31, 2010 from $59,729 in the thirty-nine weeks ended November 1, 2009. Comparable store amusements and other revenues in the thirty-nine weeks ended October 31, 2010 decreased by $3,019 or 1.7%, to $171,738 in the thirty-nine weeks ended October 31, 2010 from $174,757 in the thirty-nine weeks ended November 1, 2009.

Non-comparable store revenues increased by a total of $9,921. Increased revenues from new stores opened and joint venture interest acquired since November 24, 2008, of $14,641 were partially offset by a $4,720 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 50.6% for food and beverage and 49.4% for amusements and other for the thirty-nine weeks ended October 31, 2010. This compares to 51.2% and 48.8%, respectively, for the thirty-nine weeks ended November 1, 2009.

Cost of products

Cost of food and beverage revenues decreased to $47,000 for the thirty-nine weeks ended October 31, 2010 from $48,325 for the thirty-nine weeks ended November 1, 2009. Cost of food and beverage products, as a percent of food and beverage revenue decreased 40 basis points to 24.0% for the thirty-nine weeks ended October 31, 2010 compared to 24.4% for the thirty-nine weeks ended November 1, 2009. Increased cost pressure in our produce, meat and seafood products was more than offset by reduced grocery and beverage costs.

Cost of amusements and other revenues increased to $30,456 for the thirty-nine weeks ended October 31, 2010 from $28,472 for the thirty-nine weeks ended October 31, 2010. The costs of amusements and other, as a percentage of amusements and other revenues increased 90 basis points to 16.0% of amusement and other revenue for the thirty-nine weeks ended October 31, 2010 compared to 15.1% for the thirty-nine weeks ended November 1, 2009. This increase is primarily a result of an increase in guest ticket redemption rates, as well as a higher utilization of game play purchased, partially offset by an increase in the redemption cost per ticket redeemed and a price increase on redemption games.

Operating payroll and benefits

Operating payroll and benefits decreased by $3,243 or 3.3%, to $96,369 in the thirty-nine weeks ended October 31, 2010 from $99,612 in the thirty-nine weeks ended November 1, 2009. Operating payroll and benefits declined 70 basis points to 25.0% of revenue for the thirty-nine weeks ended October 31, 2010 compared to 25.7% for the same period of 2009. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling and reduction of employees, lower management costs resulting from an accounting centralization effort as well as labor savings associated with the realignment of the majority of our special events sales labor.

Other store operating expenses

Other store operating expenses increased by $293 or 0.2%, to $132,868 in the thirty-nine weeks ended October 31, 2010 from $132,575 in the thirty-nine weeks ended November 1, 2009. Other store operating expenses increased 10 basis points to 34.4% of revenue for the thirty-nine weeks ended October 31, 2010 from 34.3% for the thirty-nine weeks ended November 1, 2009. Other store operating expenses was negatively impacted by an increase in occupancy expenses driven by recognizing our leaseholds at fair market value as required in purchase accounting, which was offset by accruals for reimbursement for lost profits for closure of our Nashville location due to flooding.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $12,294 or 55.2%, to $34,573 for the thirty-nine weeks ended October 31, 2010, from $22,279 for the thirty-nine weeks ended November 1, 2009. Approximately $10,200 of the increase is due to increased professional fees and stock-based compensation expenses as a result of the Acquisition. Additional increases are due to increased wages, taxes, benefits and severance.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $2,721, or 6.8%, to $37,112 for the thirty-nine weeks ended October 31, 2010 from $39,833 for the thirty-nine weeks ended November 1, 2009. Decreases in depreciation resulted from certain operating assets being fully depreciated subsequent to the third quarter of fiscal 2009. These decreases were partially offset by increases in depreciation from new store openings, maintenance capital expenditures and increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $1,344 to $1,837 in the thirty-nine weeks ended October 31, 2010 from $3,181 in the thirty-nine weeks ended November 1, 2009 due to shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value and any interest income earned. Interest expense increased by $7,359 to $24,141 for the thirty-nine weeks ended October 31, 2010 from $16,782 for the thirty-nine weeks ended November 1, 2009 primarily as a result of the Acquisition. In connection with the Acquisition, we incurred $3,000 in fees associated with a temporary bridge financing arrangement. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense year-to-date by approximately $4,000. We also had increased debt cost amortization expense due to the Acquisition and lower levels of capitalized interest due to the timing of new store construction.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax benefit of $6,479 for the thirty-nine weeks ended October 31, 2010 and a tax benefit of $3,661 for the thirty-nine weeks ended November 1, 2009. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended October 31, 2010, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At October 31, 2010, we estimate an increase in our valuation allowance for the year ending January 30, 2011 in the amount of $202 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 31, 2010, we have approximately $942 of unrecognized tax benefits, including approximately $911 of penalties and interest. During the thirty-nine weeks ended October 31, 2010, we decreased our unrecognized tax benefit by $1,256 and decreased our accrual for interest and penalties by $89. We recognized approximately $1,020 of tax benefits and an additional $210 of benefits related to penalties and interest during the third quarter as a result of the expiration of the statute of limitations . Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $877 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes related to stock compensation deductions which were accounted for in accordance with current accounting guidance related to share based payments. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition.

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

On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management, of which $500 was paid prior to October 31, 2010. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co. The accounting for this transaction has been “pushed down” to the Company’s financial statements and is reflected as a reduction to Paid-in capital.

In connection with the Acquisition, we terminated the Predecessor’s credit facility and entered into a new credit facility that provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility, net of $1,500 discount, $2,000 under the new revolving credit facility and had $5,641 in letters of credit outstanding. At October 31, 2010, we had no borrowings under our revolving credit facility, borrowings of $149,250 under the term facility and $6,841 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate), (or, in the case of the Canadian revolving credit facility, a Canadian cost funds rate) for one-, two-, three- or six-month (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50% or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at October 31, 2010.

The new senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 5.25:1.00 as of October 31, 2010. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases each year to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases each year to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the new senior secured credit facility includes negative covenants restricting or limiting, Dave & Buster’s Holdings, Inc.’s, Dave & Buster’s, Inc. and its subsidiaries’ ability to, among other things, incur additional indebtedness, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

Senior notes. In connection with the Acquisition on June 1, 2010, the Company closed a placement of $200,000 aggregate principal amount of senior notes. On November 15, 2010, the Company completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in June 2010 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 31, 2010, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price.

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

Cash Flows

Thirty-nine Weeks Ended October 31, 2010 Compared to Thirty-nine Weeks Ended November 1, 2009

As of October 31, 2010, we had cash and cash equivalents of $18,886 and available borrowing capacity of $43,159 under the senior credit facility.

Cash provided by operating activities was $14,019 for the thirty-nine weeks of 2010 compared to cash provided by operating activities of $27,022 for the thirty-nine weeks of 2009. In addition to the downward pressure on cash flow generated by comparable store sales declines, we incurred additional cash flow reductions associated to transaction expenses and debt costs.

Cash used in investing activities was $109,134 for the thirty-nine weeks of 2010 compared to $32,641 for the thirty-nine weeks of 2009. The investing activities for the thirty-nine weeks of 2010 consist primarily of a capital investment of $245,498 by Oak Hill which in part funded the $330,803 cash disbursement paid to purchase Predecessor common stock and $23,335 in capital expenditures. The investing activities for the thirty-nine weeks of 2009 primarily include $32,653 in capital expenditures.

We plan on financing future growth through operating cash flows, debt facilities, and tenant improvement allowances from landlords. We expect to spend approximately $37,000 ($33,000 net of cash contributions from landlords) in capital expenditures during fiscal year 2010. The 2010 expenditures are expected to include approximately $18,000 ($14,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, and $8,000 for games (excluding games for new stores) and $11,000 in maintenance capital.

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

Cash provided by financing activities was $97,319 for the thirty-nine weeks of 2010 compared to cash provided by financing activities of $3,525 in the thirty-nine weeks of 2009. The financing activities through the third quarter of 2010 include proceeds of $350,500, net of discount arising from our newly issued senior notes and senior secured credit facility, including a $2,000 draw on our revolver. The repayment of the $2,000 revolver draw and first two required paydowns of the senior secured credit facility were made during the 153 day period ended October 31, 2010. The debt proceeds were used in part to fund the Acquisition and paydown existing debt, including accrued interest. Additionally, $12,681 was used to fund debt issuance costs on the newly issued debt instruments. The financing activities through the third quarter of 2009 included paydowns under our senior credit facility of $27,075 and borrowings of $30,600.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of October 31, 2010 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$149,250	$1,500	$3,000	$3,000	$141,750
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	226,625	31,020	61,768	61,404	72,433
Operating leases(3)	462,266	47,648	94,909	91,529	228,180

Total	$1,038,141	$80,168	$159,677	$155,933	$642,363

(1)

Our senior credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of October 31, 2010, we had no borrowings under the revolving credit facility, borrowings of $149,250 under the term facility and $6,841 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates, (2) interest requirements on variable rate debt obligations at rates in effect at October 31, 2010.

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

The Company has accounted for the Acquisition in accordance with accounting guidance for business combinations, whereby the purchase price paid is allocated to record the acquired assets and liabilities assumed at fair value on the closing date of the Acquisition. The Acquisition and the allocation of the purchase price have been recorded as of June 1, 2010. In connection with the preliminary purchase price allocation, the Company has made estimates of the fair values of the long-lived and intangible assets based upon assumptions that are reasonable related to discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of October 31, 2010, the Company recorded preliminary purchase accounting adjustments to the carrying value of property and equipment and intangible assets for tradenames and trademarks and to revalue rent related liabilities, among other matters. The allocation of the purchase price is subject to change based on completion of such studies. The adjustments, if any, arising out of the finalization of the allocation of the purchase price will not impact cash flow including cash interest and rent. However, such adjustments could result in material increases or decreases to net income and earnings before interest expense, income taxes, depreciation and amortization. Further revisions to the purchase price allocation will be made as additional information becomes available.

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

We are exposed to interest rate risk on short-term and long-term financial instruments carrying variable interest rates. The variable rate financial instruments consist of the outstanding borrowings on our term loan and our revolving credit facility. At October 31, 2010, $149,250 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. The impact on our annual results of operations of a 1% interest rate change on the outstanding balance of these variable rate financial instruments as of October 31, 2010 would be approximately $1,492.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Wall Street Reform and Consumer Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is incorporated by reference from Note 7 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 13, 2010	By:	/S/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: December 13, 2010	By:	/S/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer