Form 10-K
period 2011-01-30
DAVE & BUSTERS INC
filed 2011-04-18
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2011

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 12, 2011, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 30, 2011

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc., its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and compensation information included in Item 11. We are the leading owner and operator of high-volume venues that combine dining and entertainment in North America. We define high volume as those entertainment and dining venues with average annual store volume in excess of $5,000. We offer our customers a unique opportunity to “Eat Drink Play®” all in one location, through a full menu of high-quality food and beverage items combined with an extensive assortment of entertainment attractions, including state-of-the-art video games, interactive simulators and other games of skill. We developed this concept in 1982, and remain the only company offering this customer experience under a single brand and on a national basis. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting. Our guests are a balanced mix of male and female adults, primarily between the ages of 21 and 44, as well as families and teenagers.

As of January 30, 2011, we owned and operated 57 stores in 24 states and Canada. In addition, there is one franchised store operating in Canada. Our stores, ranging in size between 16,000 and 66,000 square feet, are open seven days a week and our average revenues per comparable store were $9,839 in fiscal 2010.

Our History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first two stores in Dallas, Texas in 1982 and 1988. Since 1989, we expanded our portfolio nationally from the two stores in Dallas, Texas to 57 stores across 24 states and Canada, and one franchised store in Canada.

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

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the acquisition transactions described above (collectively, the “Acquisition”), Oak Hill owned approximately 96% and certain members of our Board of Directors and management owned approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc. (“Parent Co.”).

Accounting principles generally accepted in the United States require operating results for Dave & Buster’s prior to the Acquisition completed on June 1, 2010 to be presented as Predecessor’s results in the historical financial statements. Operating results for Dave & Buster’s subsequent to the Acquisition are presented or referred to as Successor’s results in the historical financial statements.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal 2010 relate to the combined 244 day period ended January 30, 2011 of the Successor and the 120 day period ended May 31, 2010 of the Predecessor. All references to fiscal 2009 relate to the 52 week period ended January 31, 2010 of the Predecessor. All references to fiscal 2008 relate to the 52 week period ended February 1, 2009 of the Predecessor.

On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co.

Our concept—Eat Drink Play®

When our founders opened our first location in Dallas in 1982, they sought to create a unique venue providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store, and in doing so have developed a distinctive brand based on a differentiated customer value proposition: Eat Drink Play®. The interplay between entertainment, dining and full-service bar areas is the defining feature of the Dave & Buster’s customer experience, and the layout of each store is designed to maximize crossover between these activities. We believe this creates an experience that cannot be replicated at home or elsewhere without having to visit multiple destinations. Our guests enjoy the flexibility to tailor each visit into a highly customized experience, which we believe further differentiates our brand. Our locations are also designed to be attractive venues for private parties, business functions and other corporate sponsored events. Special events represented approximately 12% of our revenues in fiscal 2010.

Eat Drink

Our menu emphasizes high-quality meals, including gourmet pastas, steaks, sandwiches, salads and an outstanding selection of desserts. We believe the quality of our food offering compares favorably to that of higher-end casual dining operators. Our regular entrée prices typically range from $7.89 to $20.99. Each of our locations offers full bar service throughout the store, including an extensive array of beers and a wide selection of wines, signature cocktails, premium spirits and non-alcoholic beverages. We believe that each location’s combination of high-quality food and beverages, and attentive and friendly service, provides us with a competitive advantage compared to alternative entertainment venues. Approximately 51% of total revenues were derived from food and beverage sales during fiscal 2010.

Play

Each of our stores has a Midway, an extensive array of amusements and entertainment options, typically including over 150 games with approximately 250 player positions. Our Midways occupy a significant area within our stores and are high-energy social gathering and entertainment areas for our customers. Amusement and other revenues accounted for approximately 49% of our total revenues during fiscal 2010.

Redemption Games. Redemption games represented 75% of our amusement revenues in fiscal 2010 and offer an opportunity for guests to win tickets that are redeemable at our “Winner’s Circle” for prizes ranging from branded novelty items to high-end home electronics. This “opportunity to win” creates a high-energy social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. These games are core to our concept and classic in nature, and generally do not require frequent replacement.

Video and Simulation Games. Video and simulation games represented approximately 21% of our amusement revenues in fiscal 2010. Our video and simulation games can be played by one guest or by multiple guests simultaneously. These games include interactive electronic battlefield games, fantasy games, motion simulation racing games, large screen interactive electronic games and golf simulators. We seek to maintain the most up-to-date and technologically advanced games.

Traditional Games and Entertainment. Traditional games and entertainment represented approximately 4% of our amusement revenues in fiscal 2010. Our traditional amusements include billiards, bowling and shuffleboard tables, as well as multiple televisions and high quality audio systems providing guests with an attractive venue for watching live sports and other televised events.

Power Cards

Our games are typically activated with magnetic swipe cards, which we refer to as Power Cards®. Power Cards are rechargeable with game play credits, which we refer to as chips, and can be used to accumulate tickets won in redemption games. Power Cards allow our guests to activate games easily and encourage extended play and return visits by guests who have remaining credits and tickets at the end of their visit. Power Cards also facilitate our innovative promotional activity (for example, we bundle our Power Card with our food offerings and offer the Eat & Play Combo®), and eliminate the technical difficulties and maintenance issues associated with coin-activated equipment.

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

Grow our comparable store sales. We intend to grow our comparable store sales by continuing to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, with emphasis on the following initiatives:

Maintaining fresh and exciting entertainment options: Entertainment options are the core differentiating feature of the

Dave & Buster’s brand, and staying current with the latest offerings helps drive repeat visits. Many of Dave & Buster’s games are “evergreen,” as they remain highly profitable over long useful lives and do not become obsolete. In fiscal 2011 we expect to spend approximately $158 in each of our stores on game replenishment, which we believe serves to drive brand relevance and comparable store sales growth.

Continuously improving the total guest experience: We believe that continued focus on improving guest experience will help to drive incremental guest traffic, extend guests’ length of stay and result in incremental revenue. In early 2007, we implemented a range of guest feedback tools throughout the organization, including an ongoing Guest Satisfaction Survey and Quarterly Brand Health Study, which enable us to collect information from our guests and use these insights to improve our overall guest experience. We believe these surveys identified several key drivers of guest satisfaction, and we have initiated programs to improve food quality, service levels, facility cleanliness and the playing conditions of our games.

Over the past several years, we have significantly improved the quality of the guest experience as measured by our Guest Satisfaction Survey. The percentage of guests rating us “Top Box” or “Excellent” in the categories of “Overall Experience”ratings increased from 54.3% in fiscal 2008 to 73.2% in fiscal 2010. Likewise, the scores on “Very Likely” in the category of “Intent to Recommend to a Friend, Relative or Colleague” have increased from 66.3% in fiscal 2008 to 77.4% in fiscal 2010.

Innovative marketing and promotion: In order to drive traffic, in recent years we have improved food quality, introduced new menu items and developed new marketing innovations, such as bundling food and entertainment through our Eat & Play Combo and other promotions aimed specifically at off-peak hours. We have increased amusement revenues and helped extend average guest stay by introducing higher price point Power Cards and leveraging our investment in automated kiosks to prompt consumers to purchase these Power Cards.

We have also refocused our marketing strategy and increased our mix of television advertising from $144 locally in fiscal 2005 (1% of our total marketing expenditures) to $15,139 on national cable television networks in fiscal 2010 (57% of our total marketing expenditures). We believe that in the current consumer environment such initiatives have been a key component maintaining walk-in comparable store sales trends. We believe that continued enhancements to our marketing initiatives and increased focus on our loyalty program, digital strategies and local store marketing efforts will resonate strongly with guests and help to drive incremental and new guest traffic. We have a substantial database of customer profiles from our customer loyalty program that can be utilized in targeted marketing initiatives in the future.

Continue to improve margins. We believe that we have significant additional opportunities to reduce costs and increase margins beyond our accomplishments in these areas to date. We implemented new technology such as self-service Power Card kiosks, kitchen display systems and a new cost of sales tracking system to improve unit-level profitability. We have also adjusted our menu mix to emphasize higher margin items with stronger customer appeal. In addition, we have centralized functions that were previously executed at the store level, including special events planning and accounting. These centralization efforts have translated into a significant reduction in headcount.

In the future, we believe that improved labor scheduling technology will allow us to increase labor productivity. We also believe that continued focus on operating margins at individual locations and the deployment of best practices across our brand will yield incremental margin improvements. Additionally, the operational turnaround at Dave & Buster’s has laid the foundation for significant organic growth as the economy and sales begin to recover. We expect greater than 50% flow through from incremental comparable store sales due to our low cost, high margin operating model.

New Store Development. We plan to selectively open new stores. In the past several years, we have rebuilt our new store pipeline by instituting a systematic site selection process using seven key benchmarks designed to enhance new site selection. We are targeting an annual return on invested capital of 25% to 35% for future new store openings, levels that are consistent with Dave & Buster’s store openings in recent years. In addition, we have reduced the target size of large format units to approximately 35,000 – 40,000 square feet and introduced smaller 16,000 – 23,000 square foot unit formats to give us the flexibility to enter new smaller markets and backfill existing markets. We believe the Dave & Buster’s brand is significantly under-penetrated, with internal studies and third-party research suggesting a total store opportunity in the United States and Canada in excess of 150 stores. We believe our national advertising program generates national brand awareness, which in turn helps facilitate new market development.

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

During 2010, we opened one store in Wauwatosa, Wisconsin and one store in Roseville, California. The store in Wauwatosa (Milwaukee) opened as a large format design on March 1, 2010 and the store in Roseville (Sacramento) opened as a small format design on May 3, 2010. In 2009, we opened three new stores in Richmond, Virginia; Indianapolis, Indiana; and Columbus, Ohio. In 2008, we opened three new stores in Plymouth Meeting, Pennsylvania; Arlington, Texas; and Tulsa, Oklahoma.

At the end of fiscal 2010 we had one large format store under construction in Orlando, Florida. We plan to open two additional stores (one store in Oklahoma and one store in Massachusetts) in fiscal 2011.

Our Store Formats

We have historically operated stores varying in size from 29,000 to 66,000 square feet. After significant store-level research and analysis we have found that incremental square footage in excess of 40,000 yields limited incremental sales volumes and lower margins. We have also experienced significant variability among stores in volumes, individual store-level EBITDA and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the stores. In order to optimize sales per square foot and further enhance our store economics, we have reduced the target size of our future large format stores to 35,000 – 40,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size. To accomplish this, we have reduced the back of house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial store using a small store format in Tulsa, Oklahoma, in January 2009. We also opened small store formats in Richmond, Virginia in April 2009, Columbus, Ohio in October 2009 and Roseville, California in May 2010. We believe that the small store format will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Moreover, we expect the format to yield higher margins than our current stores by optimizing the ratio of “selling space” to back of the house square footage and improving fixed cost leverage. Finally, we believe that the small store format will allow us to take less capital investment risk per store. As a result, we are targeting these smaller format stores to achieve higher returns, more efficient sales per square foot, reduce pre-opening costs relative to our larger formats, and to enable us to expand into additional markets.

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

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2014.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our guest base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu & product development, in-store execution

Customer insights: research, brand health & tracking

We spent approximately $26,664 in marketing efforts in fiscal 2010, $26,588 in fiscal 2009 and $26,605 in fiscal 2008. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

•	performed extensive research to better understand our guest base and fine-tune the brand positioning;

•	refined our marketing strategy to better reach both young adults and families;

•	created a new advertising campaign;

•

invested in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall guest satisfaction) and execution;

•	developed product/promotional strategies to attract new customers and increase spending/length of stay;

•	leveraged our loyalty database to engage and motivate customers;

•	invested more in digital social media to create stronger relationships with consumers; and

•	defined a consistent brand identity that reflects our quality, heritage and energy.

To drive traffic and increase visit frequency and average check size, the bulk of our marketing budget is allocated to our national cable television media. To enhance that effort, we also develop:

•	local marketing plans

•	in-store promotions

•	digital loyalty programs

•	market-wide print

•	national and local radio

•	emails

•	websites

We work with external advertising, digital, media and design agencies in the development and execution of these programs.

Special Event Marketing

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. They are supported by a Special Events Call Center located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times across the year.

Operations

Management

The management of our store base is divided into six regions, each of which is overseen by a Regional Operations Director or Regional Vice President who reports to the President and Chief Operating Officer. Our Regional Operators oversee seven to ten Company-owned stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director who primarily focuses on new store openings.

Our typical store team consists of a General Manager supported by an average of eight additional management positions. There is a defined structure of development and progression of job responsibilities from Line Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each Management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 150 hourly employees, many of whom work part time. The General Manager and the management team is responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 1:00 a.m. on weekends.

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

We require our new store managers to complete an 8-week training program that includes front of the house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. Once a year we hold a General Manager conference in which our General Managers share best practices and also receive an update on our business plan.

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

After a store has been opened and is operating smoothly, the managers supervise the training of new team members.

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

Foreign Operations

We own and operate one store outside of the United States in Toronto, Canada. This store generated revenue of approximately $10,071 USD in fiscal year 2010, representing approximately 1.9% of our consolidated revenue. As of January 30, 2011, we have less than 2% of our long-lived assets located outside the United States. Additionally, a franchisee operates a Dave & Buster’s store located in Niagara Falls, Ontario, Canada which opened on June 25, 2009.

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

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Eat & Play Combo®, and Eat Drink Play® with the United States Patent and Trademark Office and in various foreign countries. We have also registered and/or applied for certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our signature “bulls-eye” logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of January 30, 2011, we employed 6,586 persons, 175 of whom served at world headquarters, 532 of whom served as management personnel and the remainder of whom were hourly personnel.

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

Risks Related to Our Business

The continued economic uncertainty in the U.S. and Canada impacts our business and financial results and a renewed recession could materially affect us in the future.

Our business is dependent upon consumer discretionary spending. The continued economic uncertainty in the U.S. and Canada has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies, and reduced access to credit, resulting in lower levels of guest traffic in our stores. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2011. If conditions worsen, our business, results of operation and ability to comply with the covenants under our senior secured credit facility could be materially affected and may result in a deceleration of the number and timing of new store openings. Continued

deterioration in customer traffic and/or a reduction in the average amount guests spend in our stores will negatively impact our revenues. This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability. This could result in reductions in staff levels, asset impairment charges and potential closures. Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that the government’s plans to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

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

As of January 30, 2011, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investments. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis is dependent on a number of factors, many of which are beyond our control, including our ability to:

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

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or atmosphere, or our entertainment and menu options might not appeal to them. Only a small number of our existing stores are the size of our target 35,000 – 40,000 square foot format for our larger stores and as of January 30, 2011, we operate four small format stores. We cannot provide any assurance that our new format stores will meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target sales to net investment ratios and cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparable store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

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

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Typically we have higher first and fourth quarter revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter holiday season can have a significant impact on our first and fourth quarters, and therefore our results for the full fiscal year. See “Management’s discussion and analysis of financial condition and results of operations—store-level variability, quarterly results of operations and seasonality.”

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single store could significantly affect our overall profitability. Additionally, the timing of new store openings may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of food and beverage revenue was 23.8% in fiscal 2010, 24.2% in fiscal 2009, and 24.8% in fiscal 2008. Cost of amusement and other costs as a percentage of amusement and other revenue was 15.9% in fiscal 2010, 15.5% in fiscal 2009, and 13.8% in fiscal 2008. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our customers, our operating results could be adversely affected.

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

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In the past, we have had licenses temporarily suspended. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

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

In addition, we are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions, along with the Americans with Disabilities Act and various family-leave mandates. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage which have taken effect during the past several years and further increases are anticipated. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our customers, our business, results of operations and financial condition could be adversely affected.

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

We face potential liability with our stored value cards under the property laws of some states.

Our Power Cards and gift cards, which may be used for games and to purchase products in our stores, are stored value cards. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote. Certain states include gift cards under their abandoned property laws, and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards after a specified period of time. We do not remit any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. The analysis of the potential application of the abandoned property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states successfully challenges our position on the application of its abandoned property law to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of certain lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 30% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2010, adverse publicity resulting from these allegations may materially affect us and our stores.

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

Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the U.S., increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our stores, thereby negatively impacting our business.

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

Local conditions, events, terrorist attacks, adverse weather conditions and natural disasters could adversely affect our business.

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. In particular, seven of our stores are located in California and are subject to earthquake risk, and our three stores in Florida, our two stores in Houston and our one store in Honolulu are subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Our Nashville, Tennessee store was extensively damaged by the May 2010 flooding in the Nashville area. The store is covered by up to $25,000 in property and business interruption insurance subject to a net overall deductible of approximately one thousand dollars. We have initiated property insurance claims, including business interruption, with our insurers. We cannot estimate at this time when the store will be back in operation.

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

Of the 57 stores operated by us as of January 30, 2011, 56 stores are operated on leased premises. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A lease on one of our stores is scheduled to expire during early fiscal 2012 and the Company is evaluating whether to seek to extend the term of the lease on this store. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $47,270, or 8.7% of our total revenues, in fiscal 2010. In addition, as of January 30, 2011, we were a party to operating leases requiring future minimum lease payments aggregating approximately $95,466 through fiscal 2012 and approximately $401,250 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

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

As of January 30, 2011, we had $149,250 ($147,918 net of discount) of borrowings under our existing term loan facility, no borrowings under our revolving credit facility, $6,841 in letters of credit outstanding and $200,000 aggregate principal amount of 11.0% senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

The terms of our senior credit facility and our 11.0% senior notes restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit facility and our 11.0% senior notes contain, and any future indebtedness likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our Board of Directors may be controlled by a single stockholder, whose interest may not aligned with yours.

As a result of the Acquisition, Oak Hill indirectly controls approximately 96.6% of our outstanding capital stock. Neither Oak Hill nor its affiliates have any obligation to contribute additional funds (directly or indirectly to) the Company.

Accordingly, Oak Hill indirectly beneficially owns a majority of our outstanding shares of common stock and can determine the outcomes of the elections of members of our Board of Directors and the outcome of corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of Oak Hill could conflict with those of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they come due, the interests of Oak Hill as an equity holder might conflict with the interests of our noteholders. Oak Hill may have an interest in Dave & Buster’s pursuing acquisitions, divestitures or financings or other transactions that, in its judgment could enhance its equity investment, even though such transactions may involve significant risks to our noteholders. In addition, Oak Hill and its affiliates may in the future own interests in businesses that compete with ours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 30, 2011, we owned or leased 57 stores and one franchise. This includes two new stores that opened in Wauwatosa, Wisconsin on March 1, 2010 and Roseville, California on May 3, 2010. There is also one franchised store operating in Canada. The following table sets forth the number of stores that are located in each state/country as of January 30, 2011. Unless otherwise indicated, each of the stores listed below is leased.

State or Country	Number of Stores
Arizona	2
California	7
Colorado	2
Florida	3
Georgia	3
Hawaii	1
Illinois	2
Indiana	1
Kansas	1
Maryland	2
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	4
Oklahoma	1
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas(a)	8
Virginia	1
Wisconsin	1
Canada(b)	2

(a)	One store in the state is owned.
(b)	One store is a franchise which operates in Niagara Falls, Ontario.

Our stores generally are located on land leased by our subsidiaries. The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable store’s annual gross revenues, subject to market-based minimum annual rents. We currently pay contingent rent in only a small number of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or a portion of the lease term.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2014.

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

Under our settlement with the FTC, we are required to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. This information security program contains administrative, technical, and physical safeguards designed to (a) identify material internal and external risks to the security, confidentiality, and integrity of personal information that could result in the unauthorized disclosure, misuse, loss, alteration, destruction, or other compromise of such information, (b) control the identified risks, and (c) ensure that our third-party service providers are capable of appropriately safeguarding personal information they receive from us. As part of the development of the information security program, for a ten-year period, we must obtain initial and biennial assessments and reports from an independent auditor that set out the safeguards implemented and maintained by us, and explain how such safeguards meet or exceed the protections required by the terms of the Order. The Order shall be binding upon us for twenty years. The initial assessment and report has been obtained and it confirmed that the Company met all the requirements set forth in the Order.

The Order does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the Order will have a material adverse effect on our business, operations, or financial performance.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our capital stock. One hundred percent of our outstanding capital stock is owned by D&B Holdings. There were no repurchases by Dave & Buster’s, Inc. of our capital stock in 2010. See “Business – Our History” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data from the audited consolidated financial statements and related notes as of the 244 days ended January 30, 2011, 120 days ended May 31, 2010, fiscal year ended January 31, 2010, fiscal year ended February 1, 2009, fiscal year ended February 3, 2008 and fiscal year ended February 4, 2007.

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008	334 days Ended February 4, 2007	37 days Ended March 7, 2006(3)
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$343,533	$178,006	$520,783	$533,358	$536,272	$459,792	$50,409
Operating income	17,778	4,241	21,871	27,747	21,081	6,409	1,557
Net income (loss)	(5,157)	(2,138)	(350)	1,615	(8,841)	(12,063)	486
Balance sheet data (as of end of period):
Cash and cash equivalents	34,407	N/A	16,682	8,534	19,046	10,372	N/A
Working capital (deficit)(1)	(5,186)	N/A	(33,922)	(40,118)	(34,984)	(35,594)	N/A
Property and equipment, net	304,819	N/A	294,151	296,805	296,974	316,840	N/A
Total assets	764,542	N/A	483,640	480,936	496,203	506,813	N/A
Total debt, net of discount	347,918	N/A	227,250	229,750	243,375	254,375	N/A
Stockholders’ equity	239,830	N/A	92,646	92,023	90,756	96,705	N/A
Other data:
Capital expenditures	22,255	12,978	48,423	49,254	$31,355	$31,943	$10,600
Stores open at end of period(2)	58	58	56	52	49	48	46

(1)	Defined as total current assets minus total current liabilities.
(2)

The number of stores open at January 30, 2011 and January 31, 2010 includes one franchise in Canada. Our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding is included in our store count. As of January 30, 2011, the Nashville location remains closed.

(3)	This period represents operations of Dave & Buster’s Inc. prior to its acquisition by D&B Holdings on March 8, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal 2010 relate to the combined 244 day period ended January 30, 2011 of the Successor and the 120 day period ended May 31, 2010 of the Predecessor. All references to fiscal 2009 relate to the 52 week period ended January 31, 2010 of the Predecessor. All references to fiscal 2008 relate to the 52 week period ended February 1, 2009 of the Predecessor.

We have prepared our discussion of the fiscal 2010 results of operations by combining the Predecessor and Successor results of operations and cash flows during the fiscal year ended January 30, 2011 and comparing the combined data to the results of operations and cash flows for fiscal year ended January 31, 2010. The results for the Successor period include the impacts of applying purchase accounting. However, we believe that the discussion of our combined operational results is appropriate as we highlight operational changes as well as purchase accounting related items.

We are the leading owner and operator of high-volume venues that combine dining and entertainment in North America. We offer our customers a unique opportunity to “Eat Drink Play®” all in one location, through a full menu of high-quality food and beverage items combined with an extensive assortment of entertainment attractions, including state-of-the-art video games, interactive simulators and other games of skill. We developed this concept in 1982, and remain the only company offering this customer experience under a single brand and on a national basis. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of January 30, 2011, we owned and operated 57 stores in 24 states and Canada. In addition, there is one franchised store operating in Canada. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our stores average approximately 48,000 square feet in size and range between 16,000 and 66,000 square feet. In the 52-week period ended January 30, 2011, we had total revenues of $521,539.

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988 and have subsequently expanded to 57 stores. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, we were acquired by D&B Holdings, a holding company controlled by Wellspring and HBK. D&B Holdings was then acquired on June 1, 2010 by Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. as described below.

Recent events affecting our results of operations

Acquisition by Oak Hill

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the acquisition transactions described above (collectively, the “Acquisition”), Oak Hill owned approximately 96% and certain members of our Board of Directors and management owned approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc. (“Parent Co.”).

On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management, of which $500 was paid prior to January 30, 2011. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co.

On the closing date of the Acquisition the following events occurred:

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

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company's financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 has been recorded based on internal assessments and third party valuation studies. We do not expect any additional material adjustments to these values in the first quarter of 2011.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the fifty-two weeks ended January 30, 2011	8,918
Included in interest expense for fifty-two weeks ended January 30, 2011	3,000
Included in Other long-term assets	12,591

Total acquisition related costs	24,509
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19,718 and a current deferred tax asset of $15,759	70,973
Property and equipment	315,914
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10,700	37,702
Goodwill	272,626

Total assets acquired	776,215
Current liabilities	64,911
Deferred occupancy costs	65,521
Deferred income taxes	36,928
Other liabilities	12,857

Total liabilities assumed	180,217
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The Company’s third quarter fiscal 2010 Form 10-Q included an allocation of the purchase price based on preliminary data. During the fourth quarter of 2010 the Company recorded an adjustment to decrease goodwill by $622 and decrease liabilities by the same amount.

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $272,626 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenues. Revenues consist of food and beverage revenues as well as amusement and other revenues. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes in fiscal 2010 and fiscal 2009 have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer. In fiscal 2010, we derived 35.7% of our total revenue from food sales, 15.6% from beverage sales, 47.7% from amusement sales and 1.0% from other sources.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully-licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements, including state-of-the-art simulators, high-tech video games, traditional pocket billiards and shuffleboard, as well as a variety of redemption games which dispense coupons that can be redeemed for prizes in the “Winner’s Circle.” Our redemption games include basic games of skill, such as skee-ball and basketball, as well as competitive racing, and individual electronic games of skill. The prizes in the “Winner’s Circle” range from small-ticket novelty items to high-end electronics, such as MP3 players and game systems. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. In the fourth quarter of 2008, we introduced “Half-Price Game Play Wednesdays” which allow guests to play virtually all of our games for one-half of the regular price on Wednesdays during targeted periods during the year.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are in a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. During fiscal 2010, the cost of food products averaged 23.9% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 15.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

We also expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters.

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

We have prepared our discussion of the fiscal 2010 results of operations by combining the Predecessor and Successor results of operations and cash flows during the fiscal year ended January 30, 2011 and comparing the combined data to the results of operations and cash flows for fiscal year ended January 31, 2010. We believe that the discussion of our combined operational results, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight operational changes as well as purchase accounting related items.

	244 Day Period from June 1, 2010 to January 30, 2011		120 Day Period from February 1, 2010 to May 31, 2010		Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 31, 2010		Fiscal Year Ended February 1, 2009
	(Successor)		(Predecessor)		(Combined)		(Predecessor)		(Predecessor)
Food and beverage revenues	$177,044	51.5%	$90,470	50.8%	$267,514	51.3%	$269,973	51.8%	$284,779	53.4%
Amusement and other revenues	166,489	48.5	87,536	49.2	254,025	48.7	250,810	48.2	248,579	46.6

Total revenues	343,533	100.0	178,006	100.0	521,539	100.0	520,783	100.0	533,358	100.0
Cost of food and beverage (as a percentage of food and beverage Revenues)	41,890	23.7	21,817	24.1	63,707	23.8	65,349	24.2	70,520	24.8
Cost of amusement and other (as a percentage of amusement and other revenues)	26,832	16.1	13,442	15.4	40,274	15.9	38,788	15.5	34,218	13.8

Total cost of products	68,722	20.0	35,259	19.8	103,981	19.9	104,137	20.0	104,738	19.6
Operating payroll and benefits	85,271	24.8	43,969	24.7	129,240	24.8	132,114	25.4	139,508	26.2
Other store operating expenses	111,456	32.5	59,802	33.6	171,258	32.9	174,685	33.6	174,179	32.6
General and administrative expenses(1)	25,670	7.5	17,064	9.6	42,734	8.2	30,437	5.8	34,546	6.5
Depreciation and amortization expense	33,794	9.8	16,224	9.1	50,018	9.6	53,658	10.3	49,652	9.3
Pre-opening costs	842	0.2	1,447	0.8	2,289	0.4	3,881	0.7	2,988	0.6

Total operating costs	325,755	94.8	173,765	97.6	499,520	95.8	498,912	95.8	505,611	94.8

Operating income	17,778	5.2	4,241	2.4	22,019	4.2	21,871	4.2	27,747	5.2
Interest expense, net	25,486	7.4	6,976	3.9	32,462	6.2	22,122	4.2	26,177	4.9

Income (loss) before provision for income taxes	(7,708)	(2.2)	(2,735)	(1.5)	(10,443)	(2.0)	(251)	(0.0)	1,570	0.3
Income tax provision (benefit)	(2,551)	(0.7)	(597)	(0.3)	(3,148)	(0.6)	99	0.0	(45)	(0.0)

Net income (loss)	$(5,157)	(1.5)%	$(2,138)	(1.2)%	$(7,295)	(1.4)%	$(350)	(0.0)%	$1,615	0.3%

Cash provided by (used in):
Operating activities	$25,240		$11,295		$36,535		$59,054		$52,197
Investing activities	(103,244)		(12,975)		(116,219)		(48,406)		(49,084)
Financing activities	97,534		(125)		97,409		(2,500)		(13,625)
Change in comparable store sales(2)						(1.9)%		(7.8)%		(2.8)%
Stores open at end of period(3)						58		56		52
Comparable stores open at end of period(2)						48		47		46

(1)	General and administrative expenses during the fiscal year ended January 30, 2011 includes $4,638 and $4,280 of transaction costs in the Successor and Predecessor periods, respectively.
(2)

“Comparable store sales” (year-over-year comparison of stores open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(3)

Our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding, is included in our store count. As of January 30, 2011, the Nashville location remains closed. Our new store openings during the last three fiscal years were as follows:

Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 31, 2010		Fiscal Year Ended February 1, 2009
Location	Opening Date	Location	Opening Date	Location	Opening Date
Wauwatosa, WI	03/01/2010	Richmond, VA	04/20/2009	Plymouth Meeting, PA	07/21/2008
Roseville, CA	05/03/2010	Indianapolis, IN	06/15/2009	Arlington, TX	11/24/2008
		Columbus, OH	10/12/2009	Tulsa, OK	01/12/2009
		Niagara Falls, ON(a)	06/25/2009

(a)	Franchise location.

Fiscal 2010 Compared to Fiscal 2009

Revenues

Total revenues during fiscal 2010 increased by $756, or 0.1%, to $521,539 in fiscal 2010 from $520,783 in fiscal 2009.

The increased revenues were derived from the following sources:

Comparable stores	$(9,208)
Non comparable stores- operating	17,376
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(7,415)
Other	3

Total	$756

Comparable stores revenue decreased by $9,208, or 1.9%, for fiscal 2010 compared to fiscal 2009. Comparable special events revenues which accounted for 12.5% of consolidated comparable stores revenue for fiscal 2010 increased by 1.7% compared to fiscal 2009. The walk-in component of our comparable store sales declined by 2.4% for fiscal 2010. Comparable store revenues were impacted by the unfavorable macro economic environment.

Food sales at comparable stores decreased by $1,128, or 0.7%, to $168,521 in fiscal 2010 from $169,649 in fiscal 2009. Sales at our comparable stores continued to show a shift away from the beverage component of our business towards our amusements offerings. Beverage sales of comparable stores decreased 7.9% or $6,409 to $74,499 in fiscal 2010 from $80,908 in fiscal 2009. Comparable store amusements and other revenues decreased by $1,671 or 0.7% to $229,263 in fiscal 2010 from $230,934 in fiscal 2009.

Non-comparable store revenues increased by a total of $9,961. Increases in revenues from new stores opened and joint venture interest acquired since November 24, 2008, of $17,376 were partially offset by a $7,415 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 35.7% for food, 15.6% for beverage and 48.7% for amusement and other for fiscal 2010. This compares to 35.2%, 16.6% and 48.2%, respectively, for fiscal 2009.

Cost of products

Cost of food and beverage revenues decreased to $63,707 in fiscal 2010 from $65,349 in fiscal 2009 principally as a result of lower food and beverage revenue levels in 2010. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased by 40 basis points to 23.8% of revenue for fiscal 2010 compared to 24.2% of revenue for fiscal 2009. Increased cost pressure in our produce, meat and seafood products was more than offset by reduced poultry, grocery and alcoholic beverage costs.

Costs of amusement and other revenues increased to $40,274 in fiscal 2010 from $38,788 in fiscal 2009. As a percentage of amusement and other revenues, these costs increased by 40 basis points to 15.9% in fiscal 2010 compared to 15.5% of revenues in fiscal 2009. This increase is primarily a result of higher guest ticket redemption rates and an increase in utilization of game play purchased, partially offset by a reduction in the redemption cost per ticket redeemed and a price increase on redemption games.

Operating payroll and benefits

Operating payroll and benefits decreased by $2,874, or 2.2%, to $129,240 in fiscal 2010 from $132,114 in fiscal 2009. Operating payroll and benefits as a percentage of revenues decreased by 60 basis points to 24.8% in fiscal 2010 compared to 25.4% in fiscal 2009. This decrease in percentage of revenue was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling, lower management costs resulting from an administrative centralization effort as well as labor savings associated with the realignment of the majority of our special events sales labor.

Other store operating expenses

Other store operating expenses decreased by $3,427, or 2.0%, to $171,258 in fiscal 2010 from $174,685 in fiscal 2009. Other store operating expenses as a percentage of revenues decreased 70 basis points to 32.9% in fiscal 2010 from 33.6% in fiscal 2009. Other store operating expenses was negatively impacted by an increase in occupancy expenses driven by recognizing our leaseholds at fair market value as required in purchase accounting, which was more than offset by $6,526 of recognized business interruption recoveries and gains from property related reimbursements stemming from the closure of our Nashville location due to flooding.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $12,297, or 40.4%, to $42,734 in fiscal 2010 from $30,437 in fiscal 2009. General and administrative expenses as a percentage of revenues increased to 8.2% in fiscal 2010 from 5.8% in fiscal 2009. Approximately $10,235 of the increase is due to increased professional fees and stock-based compensation expenses as a result of the Acquisition. Additional increases are due to increased professional fees not related to the Acquisition, as well as increases in wages, taxes, benefits and severance.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased $3,640, or 6.8%, to $50,018 in fiscal 2010 from $53,658 in fiscal 2009. Decreases in depreciation resulted from certain operating assets being fully depreciated subsequent to the end of fiscal 2009. These decreases were partially offset by increases in depreciation from new store openings, maintenance capital expenditures and increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased to $2,289 in fiscal 2010 from $3,881 in fiscal 2009. The decrease of opening costs is primarily attributable to the shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value and any interest income earned. Interest expense increased by $10,340 to $32,462 in fiscal 2010 from $22,122 in fiscal 2009 primarily as a result of the Acquisition. In connection with the Acquisition, we incurred $3,000 in fees associated with a temporary bridge financing arrangement, offset by $700 related to the termination of our pre-acquisition swap agreement. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense year-to-date by approximately $8,100. We also had increased debt cost amortization expense due to the Acquisition and lower levels of capitalized interest due to the timing of new store construction.

Provision for income taxes

Provision for income taxes consisted of a tax benefit of $3,148 in fiscal 2010 and an income tax provision of $99 in fiscal 2009. Our effective tax rate differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses, such as transaction costs, that are not deductible for income tax purposes.

In fiscal 2010, we recorded an increase to our net valuation allowance of $40 against our deferred tax assets. The valuation allowance was recorded in accordance with accounting guidance for income taxes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ending January 30, 2011, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

The accounting guidance for uncertainty in income taxes limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of January 30, 2011, we had approximately $881 of unrecognized tax benefits, including approximately $943 in potential interest and penalties. During fiscal 2010, we decreased our unrecognized tax benefit by $1,318. This decrease resulted primarily from tax positions taken in prior periods and the expiration of the statute of limitations. We currently anticipate that approximately $11 of unrecognized tax benefits will be recognized as a result of the expiration of statute of limitations during fiscal 2011. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $836 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to fiscal 2006.

Fiscal 2009 Compared to Fiscal 2008

Revenues

Total revenues during fiscal 2009 decreased by $12,575, or 2.4%, to $520,783 in fiscal 2009 from $533,358 in fiscal 2008.

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

Comparable stores revenue decreased by $40,359, or 7.8%, for fiscal 2009 compared to fiscal 2008. Comparable special events revenues which accounted for 12.0% of consolidated comparable stores revenue for fiscal 2009 fell by 24.4% compared to fiscal 2008. The walk-in component of our comparable store sales declined by 5.0% for fiscal 2009.

Food sales at comparable stores decreased by $16,136, or 8.8%, to $167,432 in fiscal 2009 from $183,568 in fiscal 2008. Sales at our comparable stores continued to show a shift away from the beverage component of our business towards our amusements offerings. Beverage sales of comparable stores decreased 12.4% or $11,247 to $79,621 in fiscal 2009 from $90,868 in fiscal 2008. Our amusement and other revenues experienced a somewhat softer 5.4% decline to $227,839 in fiscal 2009 from $240,815 in fiscal 2008. Downward pressures on amusement sales were partially mitigated by our Half-Price Wednesday promotions and Power Card up-sell initiatives which provides greater value to guests in term of chips per dollar.

Our revenue mix was 35.2% for food, 16.6% for beverage and 48.2% for amusement and other for fiscal 2009. This compares to 35.7%, 17.7% and 46.6%, respectively, for fiscal 2008.

Cost of products

Cost of food and beverage revenues decreased to $65,349 in fiscal 2009 from $70,520 in fiscal 2008 principally as a result of lower food and beverage revenue levels in 2009. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased by 60 basis points to 24.2% of revenue for fiscal 2009 compared to 24.8% of revenue for fiscal 2008. A slight increase in beverage cost was offset by reduced costs in our produce and dairy products.

Costs of amusement and other revenues increased to $38,788 in fiscal 2009 from $34,218 in fiscal 2008. As a percentage of amusement and other revenues, these costs increased by 170 basis points to 15.5% in fiscal 2009 compared to 13.8% of revenues in fiscal 2008 primarily as a result of increased redemption costs driven, in part, by increased game play as a result of the Company’s Half-Price Wednesday promotions.

Operating payroll and benefits

Operating payroll and benefits decreased by $7,394, or 5.3%, to $132,114 in fiscal 2009 from $139,508 in fiscal 2008. Operating payroll and benefits as a percentage of revenues decreased by 80 basis points to 25.4% in fiscal 2009 compared to 26.2% in fiscal 2008. This decrease was primarily driven by initiatives designed to reduce hourly labor costs through improved scheduling as well as lower management costs resulting from an administrative centralization effort.

Other store operating expenses

Other store operating expenses increased by $506, or 0.3%, to $174,685 in fiscal 2009 from $174,179 in fiscal 2008. Other store operating expenses as a percentage of revenues increased 100 basis points to 33.6% in fiscal 2009 from 32.6% in fiscal 2008.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $4,109, or 11.9%, to $30,437 in fiscal 2009 from $34,546 in fiscal 2008. General and administrative expenses as a percentage of revenues decreased to 5.8% in fiscal 2009 from 6.5% in fiscal 2008, primarily due to lower labor costs, and the absence of approximately $2,100 incurred in 2008 related to severance and costs associated with a possible public offering of common stock that was terminated.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $4,006, or 8.1%, to $53,658 in fiscal 2009 from $49,652 in fiscal 2008. Depreciation expense increased primarily due to the new stores opened in fiscal 2009 and 2008.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased to $3,881 in fiscal 2009 from $2,988 in fiscal 2008. The increase of opening costs is primarily attributable to the opening of three new stores in fiscal 2009 and approximately $1,700 of costs incurred related to the opening of two stores in the first half of 2010.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value and any interest income earned. Interest expense decreased by $4,055 to $22,122 in fiscal 2009 from $26,177 in fiscal 2008. The decrease in interest expense is primarily attributed to adjustments to mark the interest rate swap agreements to their fair value and reduced interest costs attributable to the early retirement of $15,000 of our senior notes in September 2008.

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

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2010 and fiscal 2009. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

	Fiscal 2010 – Thirteen Week Period Ended							Fiscal 2009 – Thirteen Week Period Ended
	Jan 30, 2011		Oct 31, 2010		Aug 1, 2010(1)		May 2, 2010	Jan 31, 2010	Nov 1, 2009	Aug 2, 2009	May 3, 2009
	(Successor)		(Successor)		(Combined)		(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$72,012		$59,594		$64,551		$71,357	$71,833	$60,549	$66,591	$71,000
Amusement and other revenues	63,446		56,996		63,365		70,218	61,812	56,636	64,936	67,426

Total revenues	135,458		116,590		127,916		141,575	133,645	117,185	131,527	138,426
Cost of food and beverage	16,707		14,327		15,396		17,277	17,024	14,768	16,151	17,406
Cost of amusement and other	9,818		9,051		10,819		10,586	10,316	8,868	10,055	9,549

Total costs of products	26,525		23,378		26,215		27,863	27,340	23,636	26,206	26,955
Operating payroll and benefits	32,871		30,516		32,385		33,468	32,502	31,328	33,752	34,532
Other store operating expenses	38,390		43,147		44,116		45,605	42,110	44,514	45,457	42,604
General and administrative expense	8,161		8,379		17,576		8,618	8,158	7,202	7,672	7,405
Depreciation and amortization Expense	12,906		11,896		12,716		12,500	13,825	13,932	13,168	12,733
Pre-opening costs	452		371		277		1,189	700	983	1,052	1,146

Total operating costs	119,305		117,687		133,285		129,243	124,635	121,595	127,307	125,375

Operating income (loss)	16,153		(1,097)		(5,369)		12,332	9,010	(4,410)	4,220	13,051
Interest expense, net	8,321		8,388		10,405		5,348	5,340	5,598	5,635	5,549

Income (loss) before taxes	7,832		(9,485)		(15,774)		6,984	3,670	(10,008)	(1,415)	7,502
Income taxes	3,331		(3,257)		(6,295)		3,073	3,760	(4,518)	(1,478)	2,335

Net income (loss)	$4,501		$(6,228)		$(9,479)		$3,911	$(90)	$(5,490)	$63	$5,167

Stores open at end of period	58	(2)(3)	58	(2)(3)	58	(2)(3)	57 (2)	56 (2)	56 (2)	55	53
Quarterly total revenues as a percentage of annual total revenues	26.0%		22.4%		24.5%		27.1%	25.7%	22.5%	25.2%	26.6%
Change in comparable store sales	1.2%		(1.3)%		(4.8)%		(2.5)%	(5.8)%	(7.4)%	(10.1)%	(7.9)%

(1)	The operating results for the thirteen weeks ended August 1, 2010 represent the combined 29 day period of the Predecessor and 62 day period of the Successor.
(2)	The number of stores includes one franchised store in Canada.
(3)	Our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding is included in our store count. As of January 30, 2011, the Nashville location remains closed.

Liquidity and Capital Resources

Since the June 1, 2010 transaction, we have financed our activities through cash flow from operations, our 11.0% senior notes, and borrowings under our senior credit facility. As of January 30, 2011, we had cash and cash equivalents of $34,407, a working capital deficit of $5,186 and outstanding debt obligations of $349,250 ($347,918 net of discount). We also had $43,159 in borrowing availability under our senior credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We believe the cash flow from operations, together with borrowings under the senior credit facility described below, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors as described in Part I, Item 1A, “Risk Factors,” in this Report.

Indebtedness—after Acquisition

Total cash requirements of the Acquisition of approximately $595,998 were used to (i) purchase common stock and outstanding options, (ii) repay in full all funds borrowed under the prior credit facility and senior notes, and terminated such facilities; and (iii) to pay certain fees, costs and expenses related to the Acquisition. These financing requirements were financed through a cash equity contribution of $245,498 by affiliates of Oak Hill, certain members of our Board of Directors and management, proceeds from a new $200,000 senior secured credit facility ($150,500 proceeds, net of discount, drawn at acquisition) and proceeds from the issuance of $200,000 in senior notes.

Senior credit facility. In connection with the Acquisition, we terminated our Predecessor’s credit facility and entered into a new senior secured credit facility that provides for (i) a five-year $50,000 revolving credit facility that includes a sub-facility of up to the U.S. dollar equivalent of $1,000 for borrowings in Canadian dollars by our Canadian subsidiary and (ii) a six-year $150,000 term loan. Upon consummation of the Acquisition, we had $5,641 in letters of credit outstanding under our new revolving credit facility, leaving approximately $44,359 available for additional borrowings subject to meeting certain conditions. As of January 30, 2011, we had no borrowings under the revolving credit facility, borrowings of $149,250 ($147,918, net of discount) under the term facility and $6,841 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

Our senior secured credit facility is secured by all of our assets and is unconditionally guaranteed by each of our direct and indirect, existing and future, domestic subsidiaries (with certain agreed-upon exceptions) and by us and each of the guarantors with respect to the obligations of the Canadian subsidiary. Borrowings under the senior secured credit facility bear interest, at our option, based upon either a base rate (or, in the case of Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or the Canadian Borrower, as applicable in each case, plus an applicable margin percentage. Swingline loans bear interest at the base rate plus the applicable margin percentage. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at January 30, 2011.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date.

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

The senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. As of January 30, 2011, our $200,000 of existing senior notes had an approximate fair value of $223,750 based on quoted market price. The Company's senior notes are considered to be Level 1 instruments.

Our senior secured credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, will limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we will be required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The indenture under which the senior notes have been issued also contain similar covenants and events of defaults.

Other information. On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management, of which $500 was paid by the Company on behalf of Parent Co. prior to January 30, 2011. The Company has accrued $1,000 for the remaining purchase price. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co. The accounting for this transaction has been “pushed down” to the Company’s financial statements and is reflected as a reduction to Paid-in capital.

On February 16, 2011, Parent Co. issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will accrue on the notes prior to maturity. Parent Co. received net proceeds of $100,000, which it used to pay debt issuance costs and a dividend to its stockholders. Parent Co. did not retain any proceeds from the note issuance. Parent Co. is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster's Inc., nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Parent Co. have any material assets or operations separate from Dave & Buster’s Inc.

As more fully described in the Notes to our Consolidated Financial Statements contained herein, on June 1, 2010, our then outstanding debt as described below was fully retired in connection with the acquisition of D&B Holdings by Oak Hill.

Indebtedness—before Acquisition

Senior credit facility. Our debt structure at May 31, 2010 included a senior credit facility providing for a $100,000 term loan facility with a maturity date of March 8, 2013 and providing for a $60,000 revolving credit facility with a maturity date of March 8, 2011. The $60,000 revolving credit facility included (i) a $20,000 letter of credit sub-facility, (ii) a $5,000 swingline sub-facility, and (iii) a sub-facility available to the Canadian subsidiary in the Canadian dollar equivalent to U.S. $5,000. The revolving credit facility was available to provide financing for working capital and general corporate purposes. As of May 31, 2010, we had no borrowings under the revolving credit facility, $67,125 of borrowings under the term loan facility and $5,641 in letters of credit outstanding.

Our senior credit facility was secured by all of our assets and was unconditionally guaranteed by D&B Holdings. Borrowings on our senior credit facility bore interest, at our option, based upon either a base rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate) or a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian cost of funds rate) for one-, two-, three- or six-month (or, in the case of the Canadian revolving credit facility, 30-, 60-, 90- or 180-day) interest periods chosen by us, in each case, plus an applicable margin percentage. Swingline loans bore interest at the base rate plus the applicable margin. Effective June 30, 2006, we entered into two interest rate swap contracts that expire in 2011, to change a substantial portion of the variable rate debt to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts of $35,000 was fixed at 5.31% plus applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 5.20% at May 31, 2010.

Interest rates on borrowings under our senior credit facility varied based on the movement of prescribed indexes and applicable margin percentages. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.5% on any unused commitments under the revolving credit facilities or the term loan facility. Our senior credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters in aggregate annual amounts equal to 1.0% of the original aggregate principal amount of the term loan with the balance payable ratably over the final four quarters.

Senior notes. Our debt structure at May 31, 2010 also included $160,000 aggregate principal amount of 11.25% senior notes. The notes were general unsecured, unsubordinated obligations of ours and were scheduled to mature on March 15, 2014. Interest on the notes compounded semi-annually and accrued at the rate of 11.25% per annum. On or after March 15, 2010, we could redeem all, or from time-to-time, a part of the senior notes upon not less than 30 nor more than 60 days notice, at redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the senior notes.

Our senior credit facility and the indenture governing the senior notes contained restrictive covenants that, among other things, limited our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make capital expenditures, declare dividends, acquire other businesses or sell assets. In addition, under our senior credit facility, we were required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The indenture under which the senior notes were issued also contained similar covenants and events of defaults.

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended January 30, 2011	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Combined)	(Predecessor)	(Predecessor)
Net cash provided by (used in):
Operating activities	$36,535	$59,054	$52,197
Investing activities	(116,219)	(48,406)	(49,084)
Financing activities	97,409	(2,500)	(13,625)

Fiscal 2010 Compared to Fiscal 2009

Net cash provided by operating activities was $36,535 for fiscal 2010 compared to cash provided by operating activities of $59,054 for fiscal 2009. In addition to the downward pressure on cash flow generated by comparable store sales declines, we incurred additional cash flow reductions associated to transaction expenses and debt costs.

Net cash used in investing activities was $116,219 for fiscal 2010 compared to $48,406 for fiscal 2009. The investing activities for fiscal 2010 includes a capital investment of $245,498 by Oak Hill which in part funded the $330,803 cash disbursement paid to purchase Predecessor common stock. Fiscal 2010 investing activities also includes $16,245 of capital expenditure ($13,231 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $7,238 for games and $11,750 for maintenance capital. Insurance proceeds of $4,808 were received for reimbursement of certain property and equipment damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2010. See Note 5 of our Consolidated Financial Statements for further discussion regarding this casualty loss During the 2009 fiscal year, the Company spent approximately $33,827 ($25,484 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $3,894 for games and $10,702 for maintenance capital.

Net cash provided by financing activities was $97,409 for fiscal 2010 compared to cash used in financing activities of $2,500 in fiscal 2009. The financing activities during fiscal 2010 include proceeds of $350,500, net of discount arising from our newly issued senior notes and senior secured credit facility, including a $2,000 draw on our revolver. The repayment of the $2,000 revolver draw and first two required paydowns of the senior secured credit facility were made during fiscal 2010. The debt proceeds were used in part to fund the Acquisition and paydown existing debt, including accrued interest. Additionally, $12,591 was used to fund debt issuance costs on the newly issued debt instruments. The financing activities for fiscal 2009 include required principal payments on the term loan facility of $500 and net paydowns under our revolving credit facility of $2,000.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $71,000 ($64,000 net of cash contributions from landlords) in capital expenditures during fiscal 2011. The fiscal 2011 expenditures are expected to include approximately $50,000 ($43,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $9,000 for games (excluding games for new stores) and $12,000 in maintenance capital.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of January 30, 2011 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$149,250	$1,500	$3,375	$3,000	$141,375
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	215,624	31,020	63,963	61,358	59,283
Operating leases(3)	496,716	47,292	95,591	92,632	261,201

Total	$1,061,590	$79,812	$162,929	$156,990	$661,859

(1)

Our senior credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of January 30, 2011, we had no borrowing under the revolving credit facility, borrowings of $149,250 ($147,918 net of discount) under the term facility and $6,841 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates and (2) interest requirements on variable rate debt obligations at rates in effect at January 30, 2011.

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised and payments based upon percent of sales are excluded from the table above.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Property and equipment. Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated using the straight-line method over the estimate of the depreciable life, resulting in a charge to the operating results. Our actual results may differ from these estimates under different assumptions or conditions.

Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of property and equipment are impaired. We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets. Changes in the estimated future cash flows could have a material impact on the assessment of impairment. We did not recognize any impairment losses related to property and equipment for fiscal 2010, 2009 or 2008, nor do we presently forsee any such impairment losses.

Accounting for business combinations. The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. In accordance with accounting guidance for business combinations, the purchase price paid in the Acquistion has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 has been recorded based on internal assessments and third party valuation studies. We do not expect any additional material adjustments to these values in the first quarter of 2011.

Goodwill and intangible assets. We account for our goodwill and intangible assets in accordance with accounting guidance for business combinations and accounting guidance for goodwill and other intangible assets. In accordance with accounting guidance for business combinations, goodwill of approximately $272,626 and intangible assets of $79,000 representing trade names were recognized in connection with the acquisition of Dave & Buster’s by Oak Hill that occurred on June 1, 2010. In accordance with accounting guidance for goodwill and other intangible assets, goodwill and trade names, which have an indefinite useful life, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing.

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

The annual impairment tests were most recently performed in fiscal 2010. No impairment of assets was determined as a result of these tests for fiscal 2010, 2009 or 2008.

Income taxes. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date.

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

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 30, 2011, we have recorded a valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial markets.

We are exposed to market risk from interest rate changes on our senior credit facility. This exposure relates to the component of the interest rate on our $200,000 senior credit facility. As of January 30, 2011, we had borrowings of $149,250 ($147,918, net of discount) under the term facility, which was indexed to three-month LIBOR. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $260. As of January 30, 2011 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility at year end fiscal 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-25 in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2010, Ernst & Young, LLP (the “Former Auditors”) was dismissed as the Company’s independent auditors. The Audit Committee of the Board of Directors of the Company approved their dismissal on August 24, 2010.

The Former Auditors’ audit report on the Company’s consolidated financial statements for fiscal 2008 and fiscal 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal 2008 and fiscal 2009 years and through the subsequent interim period on or prior to August 25, 2010, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

Effective September 2, 2010, the Audit Committee of our Board of Directors appointed KPMG LLP as our new independent registered public accounting firm for the fiscal year ending January 30, 2011. During our fiscal 2008 and fiscal 2009 years and subsequent interim period on or prior to September 2, 2010, we have not consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 30, 2011.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or qualified or until his earlier death, resignation, or removal. Pursuant to a stockholders’ agreement, Oak Hill has the right to designate all of the directors. In addition, Oak Hill has the right to remove any or all of the directors that it appoints.

We have not developed a specific policy regarding diversity. However, as part of its periodic self-assessment process, the Board of Directors determines the diversity of special skills and characteristics necessary for the optimal functioning of the Board of Directors in its oversight role over both the short-term and long-term periods.

We do not have any specific, minimum qualifications for service on the Board of Directors. All of our Common Stock is owned by D&B Holdings, and all of the common stock of D&B Holdings is owned by Parent Co. As Oak Hill controls 96.6% of the capital stock of Parent Co., the Board of Directors has determined that it is not necessary for us to have a Nominating Committee or committee performing similar functions. However, we seek to have directors with sound business judgment and knowledge in his or her field of expertise. Identified and described below are additional key experiences, qualifications and skills that are important to our business and that are considered in the selection of directors. These factors may change from time to time.

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

The following table sets forth information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Stephen M. King	53	Chief Executive Officer and Director

Dolf Berle(1)	48	President and Chief Operating Officer

Brian A. Jenkins	49	Senior Vice President and Chief Financial Officer

Sean Gleason	46	Senior Vice President and Chief Marketing Officer

Margo L. Manning	46	Senior Vice President of Human Resources

Michael J. Metzinger	54	Vice President—Accounting and Controller

J. Michael Plunkett	60	Senior Vice President of Purchasing and International Operations

Jay L. Tobin	53	Senior Vice President, General Counsel and Secretary

Jeffrey C. Wood	48	Senior Vice President and Chief Development Officer

Tyler J. Wolfram (2)	44	Chairman of Board of Directors

Michael S. Green (3) (5)	38	Director

Kevin M. Mailender (5)	33	Director

Alan J. Lacy (3) (4)	57	Director

David A. Jones	61	Director

(1)	Mr. Berle joined the Company on February 14, 2011
(2)	Chairman of the Compensation Committee
(3)	Member of the Compensation Committee
(4)	Chairman of the Audit Committee
(5)	Member of the Audit Committee

Set forth below is biographical information regarding our directors and executive officers:

Stephen M. King, has served as our Chief Executive Officer and Director since September 2006. From March 2006 until September 2006, Mr. King served as our Senior Vice President and Chief Financial Officer. From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide Inc., a company that owns and operates casual dining restaurants worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and, most recently, as President and Chief Operating Officer of International. Mr. King brings substantial industry, financial and leadership experience to our Board of Directors.

Dolf Berle, has served as our President and Chief Operating Officer beginning on February 14, 2011. Mr. Berle has been Executive Vice President of Hospitality and Business and Sports Club Division Head for ClubCorp USA, Inc., the largest owner and operator of golf, country club and business clubs, since August 2009. Previously, Mr. Berle served as President of Lucky Strike Entertainment, an upscale chain of bowling alleys, from December 2006 to July 2009 and Chief Operating Officer of House of Blues Entertainment, Inc., a chain of live music venues, from April 2004 to December 2006.

Brian A. Jenkins, joined us as our Senior Vice President and Chief Financial Officer in December 2006. From 1996 until August 2006, he served in various capacities (most recently as Senior Vice President—Finance) at Six Flags, Inc., an amusement park operator.

Sean Gleason, has served as our Senior Vice President and Chief Marketing Officer since August 2009. From June 2005 until October 2008, Mr. Gleason was the Senior Vice President of Marketing Communications at Cadbury Schweppes where he led initiatives for brands such as Dr Pepper, 7UP and Snapple. From May 1995 until May 2005, he served in various capacities (most recently as Vice President, Advertising/Media/Brand Identity) at Pizza Hut for Yum! Brands, the world’s largest restaurant company.

Margo L. Manning, has served as our Senior Vice President of Human Resources since November 2010. Previously, she served as our Senior Vice President of Training and Special Events from September 2006 until November 2010, our Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005. From December 1999 until September 2001, she served as our Assistant Vice President of Team Development, and from 1991 until December 1999, she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger, has served as our Vice President—Accounting and Controller since January 2005. From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) at Carlson Restaurants Worldwide, Inc., a company that owns and operates casual dining restaurant worldwide.

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

Jay L. Tobin, has served as our Senior Vice President, General Counsel and Secretary since May 2006. From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) at Brinker International, Inc., a company that owns and operates casual dining restaurant worldwide.

Jeffrey C. Wood, has served as our Senior Vice President and Chief Development Officer since June 2006. Mr. Wood previously served as Vice President of Restaurant Leasing for Simon Property Group, a shopping mall owner and real estate company, from April 2005 until June 2006 and in various capacities (including Vice President of Development—Emerging Concepts and Vice President of Real Estate and Property Development) at Brinker International, Inc., a company that owns and operates casual dining restaurant worldwide, from 1993 until November 2004.

Tyler J. Wolfram is a Partner of Oak Hill Capital Management, LLC and has been with the firm since 2001. He is responsible for originating, structuring, and managing investments in the Consumer, Retail & Distribution industry group. He currently serves as a director of NSA International, LLC and The Hillman Companies, Inc. Mr. Wolfram has served as Chairman of our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

Michael S. Green is a Partner of Oak Hill Capital Management, LLC and has been with the firm since 2000. He is responsible for originating, structuring, and managing investments in the Consumer, Retail & Distribution industry group. Mr. Green currently serves as a director of NSA International, LLC, Monsoon Commerce Solutions, Inc. and The Hillman Companies, Inc. Mr. Green has served on our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

Kevin M. Mailender is a Principal of Oak Hill Capital Management, LLC and has been with the firm since 2002. Mr. Mailender is responsible for investments in the Consumer, Retail & Distribution industry group. He currently serves as director of The Hillman Companies, Inc. Mr. Mailender has served on our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

Alan J. Lacy is a Senior Advisor to Oak Hill and has been with the firm since 2007. Prior to advising Oak Hill, he was Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, a large broadline retailer, and Chairman and Chief Executive Officer of Sears Roebuck and Co., a large retail company. During Mr. Lacy’s tenure as CEO of Sears, the company created significant value for shareholders by executing major restructuring and growth initiatives, including the merger of Sears and Kmart, the acquisition of Lands’ End and the sale of Sears’ credit business. Prior to that, Mr. Lacy was employed in a number of executive level positions at major retail and consumer products companies, including Sears, Kraft, Philip Morris and Minnetonka Corporation. Mr. Lacy currently serves as a director of Bristol-Myers Squibb Company, The Western Union Company and The Hillman Companies, Inc. and is a Trustee of Fidelity Funds. Mr. Lacy has served on our Board of Directors since June 2010 and brings substantial management experience to our Board of Directors.

David A. Jones is a Senior Advisor to Oak Hill and has been with the firm since 2008. Prior to advising Oak Hill, he served from 1996 until 2007 as the Chairman and Global Chief Executive Officer of Spectrum Brands, Inc., a $2.7 billion publicly traded consumer products company with operations in 120 countries worldwide and whose brand names include Rayovac, Varta, Remington, Cutter and Tetra. Prior to that, Mr. Jones was the Chairman and Chief Executive Officer of Rayovac Corporation (the predecessor to Spectrum Brands), a $1.4 billion publicly traded global consumer products company with major product offerings in batteries, portable lighting and shaving and grooming categories. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. In aggregate, Mr. Jones has over 35 years of experience in senior leadership roles at several leading public and private global consumer products companies, including Spectrum Brands, Rayovac, Thermoscan, Regina, Electrolux, Sara Lee, and General Electric. He currently serves as a director of Pentair, Inc. and The Hillman Companies, Inc. Mr. Jones has served on our Board of Directors since June 2010 and brings substantial management experience to our Board of Directors.

2010 Director Compensation Table

The following table sets forth the information concerning all compensation paid by the Company during fiscal 2010 to our directors.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Alan J. Lacy	50,000	389,295	—	439,295
David A. Jones	33,334	194,647	—	227,981

(1)	Messrs. King, Wolfram, Green and Mailender were omitted from the Director Compensation Table as they do not receive compensation for service on our Board of Directors. Mr. King’s compensation is reflected in the Summary Compensation Table.
(2)	Reflects the prorata portion of the annual stipend received for service on the Board of Directors during 2010. Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service. Such reimbursements are not included in this Table. There are no other fees earned for service on the Board of Directors.
(3)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of assumptions used for purposes of the valuation of options granted in 2010 appear in the Financial Statements contained in Item 15(a)(i), Note 1, pages F-10 and F-11.

The members of our Board of Directors, other than Alan Lacy and David Jones, are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. In addition to reimbursement for out-of-pocket expenses incurred in connection with their board service, Mr. Lacy receives an annual cash stipend of $75,000 and Mr. Jones receives an annual cash stipend of $50,000 for serving as members of our Board of Directors. Mr. Lacy and Mr. Jones participate in Parent Co.’s 2010 management incentive plan and each has received an option grant in consideration of their service on our board.

Corporate Governance

The Board of Directors met four times in fiscal 2010, including regular and special meetings. During this period, no individual director attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

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

The Audit Committee, comprised of Messrs. Lacy, Green and Mailender, and chaired by Mr. Lacy, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee held four meetings during fiscal 2010. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Wolfram, Green and Lacy, and chaired by Mr. Wolfram, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee held one meeting during fiscal 2010.

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

Compensation Discussion and Analysis

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2010 and also addresses why we believe our compensation program is right for us.

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

Procedures for determining compensation

Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our NEOs. The Compensation Committee relies on input from our Chief Executive Officer regarding the NEOs (other than himself) and an analysis of our corporate performance. With respect to the compensation for the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance and sets his compensation. With respect to our corporate performance as a factor for compensation decisions, the Compensation Committee considers, among other aspects, our long-term and short-term strategic goals, revenue goals and profitability.

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs. Mr. King evaluates the performance of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee then discusses the recommendations with the Chief Executive Officer at least annually. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. By a delegation of authority from the Board of Directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In fiscal 2010, the Compensation Committee approved Mr. King’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, we did not conduct a peer group study, perform a benchmarking survey for fiscal 2010 or rely on a compensation consultant. Our Compensation Committee relied on the experience of Wellspring and Oak Hill in managing other portfolio companies, and those experiences informed and guided our compensation decisions for fiscal 2010.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and Oak Hill’s experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer with respect to the other NEOs and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2010, each of Mr. Jenkins, Mr. Tobin and Mr. Wood received a merit-based increase in base salary.

Annual incentive plan

The Dave & Buster’s, Inc. Executive Incentive Plan (the “Incentive Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the Board of Directors. The fiscal 2010 Incentive Plan for most employees was based on our targeted EBITDA for fiscal 2010. However, substantially all of the NEOs received a bonus based on an achievement of various corporate objectives (including items such as EBITDA, total revenues, comparable store sales and similar measures) as determined by the Compensation Committee prior to the beginning of fiscal 2010. Generally, bonus payouts are based 75% on the achievement of a target based on EBITDA and 25% on the achievement of total revenue targets. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, achievability and consistency with our overall objectives. In fiscal 2010, incentive compensation awards for all of the NEOs were approved by the Compensation Committee and reported to the Board of Directors. The Compensation Committee and the Board of Directors believe the fiscal 2010 performance targets were challenging to achieve in our current economic environment and yet provided an appropriate incentive for performance, in that it required the achievement of a significant increase in revenues and EBITDA compared to our prior year performance.

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as 50% of an NEO’s annualized base salary as of the end of the fiscal year. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2010 and reported the awards to the Board of Directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved at the end of fiscal 2010. In reviewing fiscal 2010 Incentive Plan results, the Compensation Committee recognized that we exceeded the threshold (but were less than the target) for both EBIDTA and total revenue targets for financial performance, which resulted in an award below target level performance for all employees, including the NEOs. Overall, our NEOs were paid between 82.2% and 95.1% of their target bonus opportunity for fiscal 2010 based on the achievement of between minimum and target EBITDA and total revenue performance.

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2010 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2010 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

Long-term incentives

The Compensation Committee believes that it is essential to align the interests of the executives and other key management personnel responsible for our growth with the interests of our stockholders. The Compensation Committee has also identified the need to retain tenured, high performing executives. The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the objectives of enhancing our value, as set forth in the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (the “Incentive Plan”).

The board of directors of Parent Co. awarded stock options to the NEOs during fiscal 2010. The date of grant and the exercise price of the stock option awards were established on the date that the board of directors of Parent Co. approved the award. The exercise price was established by the board of directors of Parent Co. and supported by an independent valuation.

In general, we provide our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. With respect to service-based options, the options vest ratably over a five-year period commencing one year following the grant date. With respect to performance-based options, there are various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a five-year period based on Parent Co. meeting certain profitability targets for each fiscal year. Such Adjusted EBITDA vesting options also vest upon a Parent Co. change of control provided that prescribed Oak Hill internal rate of return (IRR) conditions are met. IRR vesting options vest upon a change in control of Parent Co. if Oak Hill’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement. Vesting of options in each case is subject to the grantee’s continued employment with or service to Parent Co. or its subsidiaries (subject to certain conditions in the event of grantee termination) as of the vesting date. Any options that have not vested prior to a change in control or do not vest in connection with the change in control will be forfeited by the grantee upon a change in control for no consideration.

There are 38,279 shares available for issuance under the Incentive Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

The Compensation Committee will review long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Other benefits

Retirement Benefits. Our employees, including our NEOs, are eligible to participate in the 401(k) retirement plan on the same basis as other employees. However, tax regulations impose a limit on the amount of compensation that may be deferred for purposes of retirement savings. As a result, we established the Select Executive Retirement Plan (the “SERP”). See “—2010 Nonqualified deferred compensation” for a discussion of the SERP.

Perquisites and Other Benefits. We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest, including car allowances, country club memberships, company-paid financial counseling and tax preparation services and supplemental medical benefits. See “—2010 Summary compensation table.”

Severance Benefits. We have entered into employment agreements with each of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination or adverse job changes. See “—Employment agreements.”

Deductibility of executive compensation

Section 162(m) of the Internal Revenue Code under the Omnibus Budget Reconciliation Act of 1993 limits the deductibility of compensation over $1,000 paid by a company to an executive officer. The Compensation Committee will take action to qualify most compensation approaches to ensure deductibility, except in those limited cases in which the Compensation Committee believes stockholder interests are best served by retaining flexibility. In such cases, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its compensation objectives.

Risk Assessment Disclosure

Our Senior Vice President of Human Resources and Chief Executive Officer assessed the risk associated with our compensation practices and policies for employees, including a consideration of the balance between risk-taking incentives and risk-mitigating factors in our practices and policies. The assessment determined that any risks arising from our compensation practices and policies are not reasonably likely to have a material adverse effect on our business or financial condition.

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

Tyler J. Wolfram, Chairman	Michael S. Green	Alan J. Lacy

2010 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2010 to or for each person serving as our NEOs at the end of 2010.

Name and Principal Position	Year	Salary ($) (3)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(5) ($)	Total ($)
Stephen M. King	2010	600,000	895,188	258,450	29,697	1,783,335
(CEO)	2009	600,000	—	223,050	43,543	866,593
	2008	600,000	—	146,250	39,556	785,806

Brian A. Jenkins	2010	316,731	466,868	139,994	33,731	957,324
(SVP and CFO)	2009	300,000	—	111,525	36,575	448,100
	2008	300,000	—	73,125	39,225	412,350

Starlette Johnson(1)	2010	267,692	—	114,867	428,785	811,344
(President and COO)	2009	400,000	—	148,700	18,275	566,975
	2008	400,000	—	97,500	18,318	515,818

Jeffrey C. Wood	2010	313,346	234,148	149,704	23,783	720,981
(SVP, Chief Development Officer)	2009 2008	310,000 310,000	— —	101,448 127,875	30,583 39,998	442,031 477,873

Jay L. Tobin	2010	316,362	234,148	137,840	30,990	719,340
(SVP, General Counsel and Secretary)	2009 2008	309,000 306,819	— —	114,871 75,319	33,068 39,201	456,939 421,339

Sean Gleason(2)	2010	260,000	234,148	106,860	17,734	618,742
(SVP, Chief Marketing Officer)	2009	130,000	499,273	44,554	6,560	680,387

(1)	Ms. Johnson left her position with the Company effective September 30, 2010. Pursuant to the Amended and Restated Employment Agreement dated May 2, 2010, by and between Ms. Johnson and the Company, and the Confidential Separation Agreement and General Release, dated as of September 7, 2010, by and between Ms. Johnson and the Company (collectively, the “Employment Agreements”), Ms. Johnson received termination pay during our 2010 fiscal year and will receive termination pay during our 2011 fiscal year equal to (a) her annual salary and car allowance, (b) a pro rated annual bonus for the 2010 fiscal year, (c) the value of certain employee benefits for the period commencing on October 1, 2010, and ending March 31, 2011. These payments have been accrued during 2010 and have been included under “All Other Compensation” for the 2010 fiscal year.
(2)	Mr. Gleason joined the Company on August 3, 2009.
(3)	The following salary deferrals were made under the SERP in 2010: Mr. King, $36,000; Mr. Jenkins, $20,504; Mr. Tobin, $18,982; and Mr. Wood $9,087.
(4)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of the assumptions used for purposes of valuation of options granted in 2010 and 2009 appear in the Financial Statements contained in Item 15(a)(i), Note 1, Pages F-10 and F-11.
(5)	The following table sets forth the components of “All Other Compensation:”

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Company Contributions to Retirement & 401(K) Plans($)	Severance Payments / Accruals($)	Total ($)(a)
Stephen M.	2010	10,000	—	3,120	6,192	10,385	—	29,697
King	2009	10,000	—	3,120	12,423	18,000	—	43,543
	2008	10,000	1,265	3,120	7,171	18,000	—	39,556

Brian A.	2010	10,000	—	3,120	15,234	5,377	—	33,731
Jenkins	2009	10,000	1,096	3,120	13,359	9,000	—	36,575
	2008	10,000	1,650	3,120	15,343	9,112	—	39,225

Starlette	2010	10,000	—	2,088	2,773	994	412,930	428,785
Johnson	2009	10,000	—	3,120	3,930	1,225	—	18,275
	2008	10,000	—	3,120	4,048	1,150	—	18,318

Jeffrey C.	2010	10,000	—	3,120	9,763	900	—	23,783
Wood	2009	10,000	—	3,120	16,238	1,225	—	30,583
	2008	10,000	—	3,120	16,786	10,092	—	39,998

Jay L. Tobin	2010	10,000	5,000	3,120	6,536	6,334	—	30,990
	2009	10,000	5,000	3,120	4,261	10,687	—	33,068
	2008	10,000	5,000	3,120	10,647	10,434	—	39,201

Sean Gleason	2010	10,000	—	3,120	4,614	—	—	17,734
	2009	5,000	—	1,560	—	—	—	6,560

(a)	Does not include the “Net Proceeds” received by the named executive officers upon the closing of the Acquisition on June 1, 2010. See Option Exercise table on page 44.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

The following table shows the grants of plan-based awards to the named executive officers in fiscal 2010.

					Exercise or	Grant Date
	Estimated Future Payouts Under			All Other Option Awards:	Base Price	Fair Value of
	Non-Equity Incentive Plan Awards			Number of Securities	of Option	Option
Name	Threshold ($)	Target ($)	Maximum($)	Underlying Options (#) (1)	Awards ($/SH)	Awards ($)
Stephen M. King	150,000	300,000	450,000	6,270.00	1,000	895,188

Brian A. Jenkins	81,250	162,500	243,750	3,270.00	1,000	466,868

Starlette Johnson	100,000	200,000	300,000	—	—	—

Jeffrey C. Wood	78,750	157,500	236,250	1,640.00	1,000	234,148

Jay L. Tobin	80,000	160,000	240,000	1,640.00	1,000	234,148

Sean Gleason	65,000	130,000	195,000	1,640.00	1,000	234,148

(1)	All such payouts are pursuant to the Incentive Plan, as more particularly described under “—Annual incentive plan” above and actual payouts are recorded under “Non-equity incentive plan compensation” in the “—2010 summary compensation table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

	Number of Securities Underlying Unexercised Options (#)(1)		Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)(2)	($)	Date
Stephen M. King	—	2,090	4,180	1,000	6/1/2020

Brian A. Jenkins	—	1,090	2,180	1,000	6/1/2020

Starlette Johnson	—	—	—	—	—

Jeffrey C. Wood	—	547	1,093	1,000	6/1/2020

Jay L. Tobin	—	547	1,093	1,000	6/1/2020

Sean Gleason	—	547	1,093	1,000	6/1/2020

(1)	These options represent service-based options granted under the Incentive Plan. Such options vest ratably over a five-year period commencing on June 1, 2011, the first anniversary of the date of grant.
(2)	These options are performance-based options granted under the Incentive Plan and shall vest (a) in the event the Company achieves certain annual earnings targets and (c) upon a change in control of the Company in which Oak Hill achieves a designated internal rate of return on its initial investment.

2010 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Stephen M. King	4,574.80	8,120,145

Brian A. Jenkins	1,854.66	3,264,963

Starlette Johnson	3,921.28	6,960,147

Jeffrey C. Wood	1,254.10	2,226,011

Jay L. Tobin	1,254.10	2,196,584

Sean Gleason	953.83	970,019

(1)	On June 1, 2010, upon the closing of the Acquisition, each option to acquire D&B Holdings’ common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest (the “Net Proceeds”). Amounts in this column reflect the aggregate Net Proceeds received by the named executive officers.

2010 NONQUALIFIED DEFERRED COMPENSATION

The SERP is an unfunded defined contribution plan designed to permit a select group of management or highly compensated employees to set aside additional retirement benefits on a pre-tax basis. The SERP has a variety of investment options similar in type to our 401(k) plan. Any employer contributions to a participant’s account vest in equal portions over a five-year period, and become immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined in the SERP). Pursuant to Section 409A of the Internal Revenue Code, however, such distribution cannot be made to certain employees of a publicly traded corporation before the earlier of six months following the employee’s termination date or the death of the employee. Withdrawals from the SERP may be permitted in the event of an unforeseeable emergency.

The following table shows contributions to each NEO’s deferred compensation account in 2010 and the aggregate amount of such officer’s deferred compensation as of January 30, 2011.

Name	Executive Contributions In Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions(3) ($)	Fees & Adjustments ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	36,000	10,385	10,135	202,571	—	31,631

Brian A. Jenkins	20,504	5,377	8	92,235	—	16,324

Starlette Johnson	—	—	220	8,166	—	—

Jeffrey C. Wood	9,087	—	(7)	179,806	—	6,037

Jay L. Tobin	18,982	5,429	3,915	116,381	(120)	15,970

Sean Gleason	—	—	—	—	—	—

(1)	Amounts are included in the “Salary” column of the “—2010 Summary compensation table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—2010 Summary compensation table.”

(3)	The closing of the Acquisition on June 1, 2010, constituted a change of control (as defined in the SERP). Pursuant to the provisions of the SERP, all amounts in a participant’s account were distributed to the participant following such change in control.

Employment Agreements

As of the closing of the Acquisition, we have entered into new amended and restated employment agreements with our NEOs to reflect the then current compensation arrangements of each of the NEOs and to include additional restrictive covenants, including a one-year non-compete provision and a two-year non-solicitation and non-hire provision. The employment agreement for each NEO provides for an initial term of two years, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO will be entitled to a minimum base salary and may receive an annual salary increase commensurate with such officer’s performance during the year, as determined by the Board of Directors of Dave & Busters Management Corporation, Inc. Our NEOs are also entitled to participate in Parent’s 2010 Management Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. NEOs will be entitled to receive an annual automobile allowance, an allowance for club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a confidentiality covenant.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the NEOs under the Incentive Plan and the employment agreements with the NEOs following a termination of employment or change in control.

Incentive Plan

Pursuant to the Incentive Plan, certain vested stock options shall terminate on the earliest of (a) the day on which the executive officer is no longer employed by us due to the termination of such employment for cause, (b) the thirty-first day following the date the executive officer is no longer employed by us due to the termination of such employment upon notice to us by the executive officer without good reason having been shown, (c) the 366th day following the date the executive officer is no longer employed by us by reason of death, disability, or due to the termination of such employment (i) by the executive officer for good reason having been shown or (ii) by us for reason other than for cause, or (d) the tenth anniversary of the date of grant. Subject to the provisions of the immediately following sentence, all options that are not vested and exercisable on the date of termination of employment shall immediately terminate and expire on such termination date. A portion of the performance-based stock options shall become vested and exercisable subject to the satisfaction of certain performance requirements set forth in the Incentive Plan. Upon a sale or change in control as more particularly described in the Incentive Plan, certain performance-based stock options shall become vested and exercisable, subject to certain performance requirements set forth in the Incentive Plan.

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2010 Nonqualified deferred compensation.”

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

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (as defined in the Incentive Plan) and certain other liquidity events had occurred as of January 30, 2011 (the last day of fiscal 2010).

Name	Benefit	Resignation ($)	Termination W/Out Cause($)	Termination With Cause($)	Termination for Good Reason($)	Death/ Disability ($)	Change in Control ($)
Stephen M. King	Salary	—	600,000	—	600,000	600,000	—
	Bonus(1)	—	300,000	—	300,000	300,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,874	—	9,874	9,874	—
	Deferred Compensation	31,631	31,631	31,631	31,631	31,631	31,631

Brian A. Jenkins	Salary	—	325,000	—	325,000	325,000	—
	Bonus(1)	—	162,500	—	162,500	162,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,290	—	10,290	10,290	—
	Deferred Compensation	13,716	13,716	13,716	13,716	16,324	16,324

Starlette Johnson(2)	Salary	—	400,000	—	—	—	—
	Bonus	—	114,867	—	—	—	—
	Car	—	10,000	—	—	—	—
	H & W Benefits	—	2,930	—	—	—	—
	Deferred Compensation	—	—	—	—	—	—

Jeffrey C. Wood	Salary	—	315,000	—	315,000	315,000	—
	Bonus(1)	—	157,500	—	157,500	157,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,793	—	9,793	9,793	—
	Deferred Compensation	6,037	6,037	6,037	6,037	6,037	6,037

Jay L. Tobin	Salary	—	320,000	—	320,000	320,000	—
	Bonus(1)	—	160,000	—	160,000	160,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,874	—	9,874	9,874	—
	Deferred Compensation	15,970	15,970	15,970	15,970	15,970	15,970

Sean Gleason	Salary	—	260,000	—	260,000	260,000	—
	Bonus(1)	—	130,000	—	130,000	130,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,290	—	10,290	10,290	—
	Deferred Compensation	—	—	—	—	—	—

(1)	Accrued and unpaid non-equity incentive compensation payable assuming target performance pursuant to our 2010 Incentive Plan.
(2)	Ms. Johnson left her position with the Company effective September 30, 2010. The amounts reported include all sums payable to Ms. Johnson pursuant to the Employment Agreements (either paid in 2010 or accrued and payable in 2011).

The Director Compensation Table and related narrative in Item 10 above is incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of January 30, 2011, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. All of the common stock of D&B Holdings is owned by Parent Co. The following table shows the ownership of Parent Co. common stock by (a) all persons known by us to beneficially own more than 5% of Parent Co. common stock, (b) each present director, (c) the named executive officers, and (d) all executive officers and directors as a group as of January 30, 2011.

Name	Number of Shares of Common Stock Beneficially Owned as of January 30, 2011	Number of Attributable to Options Exercisable Within 60 Days of January 30, 2011		Percent(6)
Oak Hill Capital Partners III, L.P. 65 East 55th Street, 32nd Floor New York, NY 10022	228,285.594		(1)	93.56%

Oak Hill Capital Management Partners III, L.P. 65 East 55th Street, 32nd Floor New York, NY 10022	7,497.429		(1)	3.07%

Directors(2)
Stephen M. King	2,600	—	(3)	1.07%
Tyler J. Wolfram	—	—		*
Michael S. Green	—	—		*
Kevin M. Mailender	—	—		*
Alan J. Lacy	750	—	(3)	*
David A. Jones	1,000	—	(3)	*
Named Executive Officers(2)(4)
Brian A. Jenkins	950	—	(5)	*
Jay L. Tobin	700	—	(5)	*
Jeffrey C. Wood	700	—	(5)	*
Sean Gleason	300	—	(5)	*
All Executive Officers and Directors as a Group (21 Persons)	8,215	—		3.37%

*	Less than 1%
(1)	Not applicable
(2)	We determined beneficial ownership in accordance with the rules of the SEC. Except as noted, and except for any community property interests owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares of stock of which they are identified as being the beneficial owners.
(3)	Mr. King owns 6,270 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011. Mr. Lacy owns 2,727 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011. Mr. Jones owns 1,364 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011.
(4)	In addition to Mr. King who serves as a director.
(5)	Mr. Jenkins owns 3,270 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011. Mr. Tobin owns 1,640 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011. Mr. Wood owns 1,640 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011. Mr. Gleason owns 1,640 stock options under the Incentive Plan, none of which have vested, or will vest, within 60 days of January 30, 2011.
(6)	This percentage is based on the number of outstanding shares of common stock as of January 30, 2011.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan as of January 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	21,721	$1,000	38,279

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	21,721	$1,000	38,279

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Oak Hill

Our directors, Tyler J. Wolfram and Michael S. Green, are both Partners of Oak Hill Capital Management, LLC. Our director, Kevin M. Mailender, is a Principal of Oak Hill Capital Management, LLC and our directors, Alan J. Lacy and David A. Jones are both Senior Advisors to Oak Hill.

Director Independence

Though not formally considered by our Board of Directors because we are not a listed issuer, we have evaluated the independence of our Board of Directors using the independence standards of the New York Stock Exchange. We believe that Messrs. Lacy and Jones are independent directors within the meaning of the listing standards of the New York Stock Exchange.

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

Stockholders’ agreement

Parent Co., certain members of management and Oak Hill entered into a stockholders’ agreement as of June 1, 2010. The stockholders’ agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of Parent Co. held by such parties. In addition, the stockholders’ agreement provides that Oak Hill may compel a sale of all or a portion of the equity in Parent Co. to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of Parent Co. may participate in certain sales of stock by Oak Hill to third parties (commonly known as tag-along rights). The stockholders’ agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of Parent Co. by the parties thereto. The stockholders’ agreement also provides that Parent Co.’s stockholders, under certain circumstances, will have the ability to cause Parent to register common equity securities of Parent Co. under the Securities Act, and provide for procedures by which certain of the equity holders of Parent Co. may participate in such registrations.

Related Transactions

        We have not adopted a formal policy governing the review, approval or ratification of related party transactions. However, our Audit Committee reviews, approves or ratifies, when necessary, all transactions involving corporate officers. In addition, pursuant to our Code of Business Ethics, it is Company policy that unless a written waiver is granted (as explained below), employees may not (a) perform services for or have a financial interest in a private company that is, or may become, a supplier, customer, or competitor of the Company; (b) perform services for or own more than 1% of the equity of a publicly traded company that is, or may become, a supplier, customer, or competitor of the Company, or (c) perform outside work or otherwise engage in any outside activity or enterprise that may interfere in any way with job performance or create a conflict with the Company’s best interests. Employees are under a continuing obligation to disclose to their supervisors any situation that presents the possibility of a conflict or disparity of interest between the employee and the Company. An employee’s conflict of interest may only be waived if both the Legal Department and the employee’s supervisor waive the conflict in writing. An officer’s conflict of interest may only be waived if the Audit Committee approves the waiver.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 25, 2010 Ernst & Young, LLP (“Ernst & Young”) was dismissed as the Company’s independent auditors. Effective September 2, 2010, the Audit Committee of our Board of Directors appointed KPMG LLP (“KPMG”) as our new independent registered public accounting firm for the fiscal year ending January 30, 2011.

Neither KPMG nor Ernst & Young, has a direct or indirect interest in the Company. Ernst & Young had been the Company’s independent registered public accounting firm since 1995. The following table sets forth the fees for professional audit services provided by KPMG and Ernst & Young, for the fiscal years ended January 30, 2011 and January 31, 2010:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$490	$643
Audit-Related Fees (2)	44	16
Tax Fees (3)	0	19
All Other	0	0

Total	$534	$678

(1)

Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings. Audit fees for fiscal 2010 were $430 for KPMG and $60 for Ernst & Young.

(2)	Fiscal 2010 includes fees paid to Ernst & Young for planning activities related to the 2010 audit. There were no audit related fees paid to KPMG.
(3)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state, local, and foreign returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For Fiscal 2010, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committees, which concluded that the provision of such services by each of Ernst & Young, LLP and KPMG LLP were compatible with such firm’s independence.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and KPMG, the independent registered public accounting firm, our audited financial statements as of and for the year ended January 30, 2011. We have also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

We have received and reviewed the written disclosures and the letter from KPMG required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG’s communications with the Audit Committee concerning independence, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K.

Alan J. Lacy, Chairman	Michael S. Green	Kevin M. Mailender

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
See Pages F-1 to F-25 of this Report.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri Corporation

Date: April 14, 2011	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 14, 2011.

	Signature	Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Tyler J. Wolfram	Chairman of the Board of Directors
Tyler J. Wolfram

By:	/s/ Michael S. Green	Director
Michael S. Green

By:	/s/ David A. Jones	Director
David A. Jones

By:	/s/ Alan J. Lacy	Director
Alan J. Lacy

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Inc.:

We have audited the accompanying consolidated balance sheet of Dave & Buster’s Inc. and subsidiaries (the Company) as of January 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 120-day period ended May 31, 2010 and the 244-day period ended January 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s Inc. and subsidiaries as of January 30, 2011, and the results of their operations and their cash flows for the 120-day period ended May 31, 2010 and the 244-day period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

April 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Buster’s, Inc.

We have audited the accompanying consolidated balance sheet of Dave & Buster’s, Inc. and subsidiaries (Predecessor) as of January 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dave & Buster’s, Inc. and subsidiaries (Predecessor) at January 31, 2010, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas Texas

April 15, 2010

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 30, 2011	January 31, 2010
	(Successor)	(Predecessor) (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,407	$16,682
Inventories (Note 1)	14,231	13,782
Prepaid expenses	9,609	8,347
Deferred income taxes	7,568	5,308
Income tax receivable	5,861	51
Other current assets	5,015	2,616

Total current assets	76,691	46,786
Property and equipment, net of accumulated depreciation (Note 6)	304,819	294,151
Tradenames	79,000	63,000
Goodwill	272,626	65,857
Other assets and deferred charges	31,406	13,846

Total assets	$764,542	$483,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 8)	$1,500	$836
Accounts payable	18,694	21,414
Accrued liabilities (Note 7)	59,864	57,142
Income taxes payable	1,434	1,136
Deferred income taxes	385	180

Total current liabilities	81,877	80,708
Deferred income taxes	24,702	11,493
Deferred occupancy costs	59,017	60,712
Other liabilities	12,698	11,667
Long-term debt, less current installments (Note 8), net of unamortized discount	346,418	226,414
Commitment and contingencies (Note 13)
Stockholders’ equity (Note 11):
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of January 30, 2011 and January 31, 2010	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	244,792	112,069
Accumulated comprehensive income	195	216
Accumulated deficit	(5,157)	(19,639)

Total stockholders’ equity	239,830	92,646

Total liabilities and stockholders’ equity	$764,542	$483,640

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$177,044	$90,470	$269,973	$284,779
Amusement and other revenues	166,489	87,536	250,810	248,579

Total revenues	343,533	178,006	520,783	533,358
Cost of food and beverage	41,890	21,817	65,349	70,520
Cost of amusement and other	26,832	13,442	38,788	34,218

Total cost of products	68,722	35,259	104,137	104,738
Operating payroll and benefits	85,271	43,969	132,114	139,508
Other store operating expenses	111,456	59,802	174,685	174,179
General and administrative expenses	25,670	17,064	30,437	34,546
Depreciation and amortization expense	33,794	16,224	53,658	49,652
Pre-opening costs	842	1,447	3,881	2,988

Total operating costs	325,755	173,765	498,912	505,611

Operating income	17,778	4,241	21,871	27,747
Interest expense, net	25,486	6,976	22,122	26,177

Income (loss) before provision for income taxes	(7,708)	(2,735)	(251)	1,570
Provision (benefit) for income taxes	(2,551)	(597)	99	(45)

Net income (loss)	$(5,157)	$(2,138)	$(350)	$1,615

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, February 3, 2008 (Predecessor)	100	—	110,466	1,194	(20,904)	90,756

Net earnings	—	—	—	—	1,615	1,615
Unrealized foreign currency translation loss (net of tax)	—	—	—	(1,228)	—	(1,228)

Comprehensive income	—	—	—	—	—	387
Stock-based compensation	—	—	880	—	—	880

Balance, February 1, 2009 (Predecessor)	100	—	111,346	(34)	(19,289)	92,023

Net loss	—	—	—	—	(350)	(350)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	250	—	250

Comprehensive loss	—	—	—	—	—	(100)
Stock-based compensation	—	—	723	—	—	723

Balance January 31, 2010 (Predecessor)	100	—	$112,069	$216	$(19,639)	$92,646

Net loss	—	—	—	—	(2,138)	(2,138)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	49	—	49

Comprehensive loss	—	—	—	—	—	(2,089)
Stock-based compensation	—	—	1,697	—	—	1,697

Balance May 31, 2010 (Predecessor)	100	—	113,766	265	(21,777)	92,254

Elimination of Predecessor equity	—	—	(113,766)	(265)	21,777	(92,254)
Initial investment by Oak Hill	—	—	245,498	—	—	245,498
Net loss	—	—	—	—	(5,157)	(5,157)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	195	—	195

Comprehensive loss	—	—	—	—	—	(4,962)
Stock-based compensation	—	—	794	—	—	794
Repurchase of parent shares from former executive (see Note 1)	—	—	(1,500)	—	—	(1,500)

Balance January 30, 2011 (Successor)	100	—	$244,792	$195	$(5,157)	$239,830

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(5,157)	$(2,138)	$(350)	$1,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	33,794	16,224	53,658	49,652
Deferred income tax benefit	(1,245)	(2,241)	(6,246)	(3,344)
Loss (gain) on sale of fixed assets	(2,813)	416	1,004	1,648
Stock-based compensation charges	794	1,697	723	880
Other, net	603	(11)	642	(468)
Changes in assets and liabilities:
Inventories	(1,142)	(31)	1,486	(103)
Prepaid expenses	(168)	(1,094)	(570)	333
Income tax receivable	8	(1,856)	2,203	(2,254)
Other current assets	1,224	519	(2,167)	5,949
Other assets and deferred charges	3,022	(190)	675	2,111
Accounts payable	(2,022)	(698)	2,524	(3,103)
Accrued liabilities	(3,471)	(2,137)	(3,620)	(769)
Income taxes payable	(55)	2,886	671	(3,692)
Acquisition of minority interest	—	—	(102)	—
Deferred occupancy costs	398	86	7,683	2,569
Other liabilities	(159)	(137)	840	1,173
Deferred insurance proceeds (Note 5)	1,629	—	—	—

Net cash provided by operating activities	25,240	11,295	59,054	52,197

Cash flows from investing activities:
Initial Investment by Oak Hill	245,498	—	—	—
Purchase of Predecessor stock	(330,803)	—	—	—
Capital expenditures	(22,255)	(12,978)	(48,423)	(49,254)
Repurchase of parent shares from former executive (Note 1)	(500)	—	—	—
Insurance proceeds on Nashville property (Note 5)	4,808	—	—	—
Proceeds from sales of property and equipment	8	3	17	170

Net cash used in investing activities	(103,244)	(12,975)	(48,406)	(49,084)

Cash flows from financing activities:
Repayments of long-term debt, including extinguishment fees	(237,625)	—	—	—
Borrowings under senior credit facility	—	—	36,600	24,000
Repayments of senior secured credit facility	(2,750)	(125)	(39,100)	(22,625)
Borrowings under senior secured credit facility, net of unamortized discount	150,500	—	—	—
Borrowings under senior notes	200,000	—	—	—
Repayments under senior notes	—	—	—	(15,000)
Debt issuance costs	(12,591)	—	—	—

Net cash provided (used) by financing activities	97,534	(125)	(2,500)	(13,625)

Increase (decrease) in cash and cash equivalents	19,530	(1,805)	8,148	(10,512)
Beginning cash and cash equivalents	14,877	16,682	8,534	19,046

Ending cash and cash equivalents	$34,407	$14,877	$16,682	$8,534

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(1,257)	$597	3,599	$9,005
Cash paid for interest and related debt fees, net of amounts capitalized	$33,036	$10,259	22,932	$25,650

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: General Information

On June 1, 2010, Games Acquisition Corp. (“Holdings”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”) acquired all of the outstanding capital stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK”). In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Holdings, merged (the “OH Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the OH Merger). After the acquisition transactions described above (collectively, “the Acquisition”), Oak Hill owned approximately 96% and certain members of our Board of Directors and management owned approximately 4% of the outstanding capital stock of Holdings. Subsequent to the transactions described above, Holdings changed its name to Dave & Buster’s Parent, Inc. (“Parent Co.”). See Note 3 for further discussion on the Acquisition and purchase price. The accounting for this transaction has been “pushed down” to the Company’s financial statements.

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

Our one industry segment is the ownership, operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of January 30, 2011, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

On September 30, 2010, Parent Co. repurchased $1,500 of its capital stock from a former member of management, of which $500 was paid by the Company on behalf of Parent Co. prior to January 30, 2011. The Company has accrued $1,000 for the remaining purchase price. Subsequent to the repurchase, Oak Hill controls approximately 96.6% and certain members of our Board of Directors and management control approximately 3.4% of the outstanding capital stock of Parent Co.

On February 16, 2011, Parent Co. issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will accrue on the notes prior to maturity. Parent Co. received net proceeds of $100,000, which it used to pay debt issuance costs and a dividend to its stockholders. Parent Co. did not retain any proceeds from the note issuance. Parent Co. is the sole obligor of the notes. D&B Holdings, Dave & Buster's Inc. nor any of its subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Parent Co. have any material assets or operations separate from Dave & Buster’s Inc.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation—The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States as prescribed by the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

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

Reclassifications—One reclassification has been made to the 2009 Consolidated Financial Statements to conform to the 2010 presentation. We reclassified $5,903 of our rent liability as of January 30, 2011 to accrued liabilities. This represents the current portion of rent liability that was previously reported in deferred occupancy costs.

Seasonality—Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters and will continue to be susceptible to the impact of severe winter weather on customer traffic and sales during those periods. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters.

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents—We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories—Inventories are reported at the lower of cost or market determined on a first-in, first-out method. Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations. Inventories consist of the following:

	January 30, 2011	January 31, 2010
Operating store - food and beverage	$2,833	$2,793
Operating store - amusement	6,407	6,821
Corporate supplies, warehouse and other	4,991	4,168

	$14,231	$13,782

Property and equipment—Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Interest costs capitalized during the construction of facilities were $62 for the 244 days ended January 30, 2011 (Successor), $110 for the 120 days ended May 31, 2010 (Predecessor), $640 for fiscal 2009 and $522 for fiscal 2008.

Property and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $32,687 for the 244 days ended January 30, 2011 (Successor), $15,696 for the 120 days ended May 31, 2010 (Predecessor), $52,058 for fiscal 2009, and $48,052 for fiscal 2008. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of the property and equipment are impaired. We assess the recoverability of property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

Goodwill and other intangible assets—In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. Indefinite lived intangibles include goodwill in the amount of $272,626 and tradenames in the amount of $79,000. Annual impairment tests were completed for fiscal 2010. No impairment of assets was determined based on the results of these tests.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. These trademarks in the amount of $8,500 are amortized over their estimated life of seven years. As of January 30, 2011 and January 31, 2010, we had net trademarks of $7,688 and $1,723, respectively, included in Other assets and deferred charges. Amortization expense related to trademarks totaled $812 for the 244 days ended January 30, 2011 (Successor), $528 for the 120 days ended May 31, 2010 (Predecesor), and $1,600 each year for fiscal years 2009 and 2008. We also have intangible assets related to our non-compete agreements and customer relationships in the amount of $2,200, which are amortized over their estimated life. As of January 30, 2011, we had a net balance of $1,905 included in Other assets and deferred charges. Amortization expense related to these intangibles totaled $295 in the 244 days ended January 30, 2011 (Successor). Total amortization expense for future years is currently estimated at $1,653 and $1,485 for 2011 and 2012, respectively.

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

Continued

the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets:

	244 days ended January 30, 2011	120 days ended May 31, 2010	Fiscal Year ended January 31, 2010	Fiscal Year ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance at beginning of period	$12,591	$4,668	$6,132	$8,066
Write-off during period due to prepayments of principal	—	—	—	(429)
Amortization during period	(1,279)	(479)	(1,464)	(1,505)

Balance at end of period	$11,312	$4,189	$4,668	$6,132

Scheduled amortization for future years, assuming no early prepayment of principal is as follows:

2011	$1,909
2012	1,942
2013	1,906
2014	1,906
2015	1,623
Thereafter	2,026

Total amortization	$11,312

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

As of January 30, 2011, we have accrued approximately $881 of unrecognized tax benefits, including an additional amount of approximately $943 of penalties and interest. We recognized approximately $1,020 of tax benefits and an additional $210 of benefits related to penalties and interest during the third quarter as a result of the expiration of the statute of limitations. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $836 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

Deferred tax assets—A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 30, 2011, we have recorded $10,827 as a valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required.

Self-Insurance Accruals—We are self-insured for certain losses related to workers’ compensation claims and general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers.

Successor share-based expense—In June 2010 the members of Parent Co.'s Board of Directors approved the granting of nonqualified stock options to members of management and outside board members pursuant the terms of the Dave & Buster's Parent, Inc. 2010 Management Incentive Plan ("2010 Parent Co. Incentive Plan"). Each grantee received (i) time vesting options, which vest ratably on the first through fifth anniversary of the date of grant and (ii) performance vesting options which include EBITDA vesting options which vest over a five year period based on Parent Co. meeting certain profitability targets for each fiscal year and IRR vesting options which shall vest upon a change in control of Parent Co. if Oak Hill's internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantee’s continued employment with or service to Parent Co. or its subsidiaries (subject to certain conditions in the event of grantee termination.)

The expense associated with share-based equity awards granted as more fully described in Note 11 have been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2010 have been determined based on the option pricing method prescribed in AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The expected term of the options were based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2010 were as follows:

	Fiscal Year 2010 Grants
	Service- Based Options	Performance Based Options
Volatility	55.00%	55.00%
Risk free interest rate	2.03%	2.03%
Expected dividend yield	0.00%	0.00%
Expected term	4.67 years	4.67 years
Weighted average calculated value	$270.66	$78.83

Predecessor share-based expense—In December 2006, the members of the board of directors of D&B Holdings approved the adoption of D&B Holdings stock option plan (the “Predecessor Stock Option Plan”). The Predecessor Stock Option Plan allowed for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings. On the closing date of the Acquisition described in Note 3 all vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest.

The expense associated with share-based equity awards granted as more fully described in Note 11 have been calculated as required by current accounting standards related to stock compensation. No options were granted under this plan in the 120 day period ended May 31, 2010 or in 2008. The grant date fair values of the options granted in 2009 have been determined based on a Black-Scholes option pricing model. We determined that this model yields materially similar values to option pricing models previously used and allows for the application of a uniform set of criteria across all grants. The expected term of the options were based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. We did not pay any dividends during the period from the establishment of the plan in December 2006 through May 31, 2010. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2009 were as follows:

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

	Fiscal Year 2009 Grants
	Service- Based Options	Performance Based Options
Valuation Model	Black-Scholes	Black-Scholes
Volatility	55.00%	55.00%
Risk free interest rate	1.50%	1.40%
Expected dividend yield	0.00%	0.00%
Expected term	2.7 years	2.7 years
Weighted average calculated value	$495.40	$491.92

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

Amusements costs of products—Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our “Winner’s Circle.” Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on coupons outstanding, historic redemption patterns and the estimated redemption cost of products per coupon.

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Adverstising costs expensed in the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor) totaled $17,004 and $9,660, respectively. Advertising costs expensed in fiscal years 2009 and 2008 were $26,588 and $26,605, respectively.

Lease accounting—Rent expense is recorded on a straight-line basis over the lease term. The lease term commences on the date when we take possession and have the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising. The difference between rent payments and rent expense in any period is recorded as Deferred occupancy costs in the Consolidated Balance Sheets. Construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements are recorded as deferred occupancy costs and amortized as a reduction of rent over the term of the lease.

Related party transaction—Prior to the Acquisition we had an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provided general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provided for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The agreement also provided for the dollar-for-dollar reimbursement of certain third-party expenses paid by Wellspring on behalf of the Company. The initial term of the expense reimbursement agreement would have expired in March 2011, and after that date, such agreement would renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. In the 120 days ended May 31, 2010, we paid the Wellspring affiliate $255 under the terms of the expense reimbursement agreement. In each fiscal year 2009 and 2008, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement. During the Predecessor portion of fiscal 2010, we expensed approximately $4,280 related to the sale of Dave & Buster’s arranged by Wellspring. During fiscal 2009 and fiscal 2008, we expensed approximately $155 and $1,184, respectively, for third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this Agreement, Oak Hill Capital Management, LLC provides general advice to us in

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. During fiscal 2010, we expensed approximately $4,638 related to the Acquisition of Dave & Buster’s directed by Oak Hill.

Pre-opening costs—Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains for the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor) were $195 and $49, respectively. Unrealized translation gains (losses) for fiscal years 2009 and 2008 were $250 and $(1,228), respectively.

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

Review of Subsequent Events—We have evaluated subsequent events through the issuance date of our consolidated financial statements. There were no material subsequent events noted, except for the issuance of Senior Discount Notes by Parent Co. as disclosed in Note 1.

Note 3: Mergers and Acquisitions

Acquisition by Oak Hill

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

Continued

•

a $50,000 revolving credit facility, including a sub-facility of up to the U.S. dollar equivalent of $1,000 for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility, with a maturity on June 1, 2015.

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been "pushed down" to the Company's financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 has been recorded based on internal assessments and third party valuation studies. We do not expect any additional material adjustments to these values in the first quarter of 2011.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the fifty-two weeks ended January 30, 2011	8,918
Included in interest expense for fifty-two weeks ended January 30, 2011	3,000
Included in Other long-term assets	12,591

Total acquisition related costs	24,509
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19,718 and a current deferred tax asset of $15,759	70,973
Property and equipment	315,914
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10,700	37,702
Goodwill	272,626

Total assets acquired	776,215
Current liabilities	64,911
Deferred occupancy costs	65,521
Deferred income taxes	36,928
Other liabilities	12,857

Total liabilities assumed	180,217
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The Company’s third quarter fiscal 2010 Form 10-Q included an allocation of the purchase price based on preliminary data. During the fourth quarter of 2010 the Company recorded an adjustment to decrease goodwill by $622 and decrease liabilities by $622.

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $272,626 arising from the Acquisition is largely attributable to the growth potential of the Company. As the

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

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

Liabilities assumed were adjusted from Predecessor balances to recognize additional deferred income tax liabilities related to the increase in asset carrying values described above and to reflect the fair value of the obligations under operating leases.

Indefinite lived intangibles include tradenames in the amount of $79,000 and goodwill in the amount of $272,626 which are not subject to amortization, but instead are reviewed for impairment at least annually.

The Successor period transaction expenses consist of a $3,000 fee related to bridge loan financing required to complete the Acquisition and approximately $4,638 in charges for legal and professional services related to the Acquisition. The Predecessor period transaction expenses consist of approximately $4,280 in charges for legal and professional services related to the Acquisition. The bridge financing fee is reported as a component of interest expense, net and the legal and professional fees are reported as general and administrative expenses in the accompanying statements of operations.

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

Fiscal Year Ended
January 30, 2011
As reported:
Revenue	$521,539
Net income (loss)	(7,295)
Supplemental pro forma:
Revenue	521,539
Net income (loss)	(2,515)
January 31, 2010
As reported:
Revenue	520,783
Net income (loss)	(350)
Supplemental pro forma:
Revenue	520,783
Net income (loss)	(10,755)

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

Continued

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

Note 4: Fair Value

In March 2008, the FASB issued new accounting guidance regarding disclosures about derivative instruments and hedging activities. Entities with instruments subject to this accounting guidance are required to provide qualitative disclosures including (a) how and why derivative instruments are used, (b) how derivative instruments and related hedge items are accounted for under this accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Additionally, under this accounting guidance, entities must disclose the fair values of derivative instruments and their gains and losses in a tabular format that identifies the location of derivative positions and the effect of their use in an entity’s financial statements. The new accounting guidance for fair value requires companies to disclose the fair value of their financial instruments according to a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This guidance requires companies to provide additional disclosures based on that hierarchy. The three-levels of inputs used to measure fair value are as follows: 1) defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date, 2) defined as pricing inputs other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date, 3) defined as pricing inputs that are generally less observable from objective sources. Effective February 2, 2009, we adopted the new guidance.

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

The fair value of our interest rate swap contracts was determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at their discretion.

As of January 30, 2011 there were no financial assets or liabilities that were measured at fair value on a recurring basis as the interest rate swaps agreements were settled in connection with the Acquisition.

At January 31, 2010, we held two interest rate swap contracts. The interest rate swaps are utilized to change a portion of the variable rate debt on our senior credit facility to fixed rate debt. Pursuant to the swap contracts, the interest rate on notional amounts aggregating $57,400 at January 31, 2010 is fixed at 5.31% plus applicable margin. The notional amounts decline ratably over the term of the contracts. The contracts have not been designated as hedges and adjustments to mark the instruments to their fair value are recorded as interest income/expense.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

The fair value and balance sheet location of our derivative instrument is as follows:

	Liability Derivative
	January 30, 2011 (Successor)		January 31, 2010 (Predecessor)
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Accrued liabilities	$—	Accrued liabilities	$2,114

The effect of our derivative instrument on our consolidated statements of operations is as follows:

	Location of Gain	Amount of Gain (Loss) Recognized In Income on Derivative
Derivative not designated as hedging instruments	(Loss) Recognized In Income on Derivative	Fiscal Year Ended January 30, 2011	Fiscal Year Ended January 1, 2010
		(Successor)	(Predecessor)
Interest rate swap contracts	Interest expense, net	$—	$1,992

Note 5: Casualty loss

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

Prior to June 1, 2010, we reduced the carrying value of inventories and property and equipment, net at this location and recorded a corresponding $2,999 receivable (net of $500 payment received during the second quarter) related to the anticipated insurance proceeds for these items. During the fourth quarter, the company received $4,308 additional insurance proceeds related to computers, furniture, fixtures and game equipment. The net result of this payment was a $3,757 pretax gain and that amount is included as a reduction to “Other store operating expenses” in the Successor’s Consolidated Statement of Operations. This gain is the difference between the $4,808 cash proceeds received from our insurance carrier and the $1,051 receivable balance previously recorded for these assets. $2,448 related to inventories and other property and equipment remain in insurance receivable at January 30, 2011. Also included in the receivable balance is $682, net of $326 payment received during the fourth quarter, related to the anticipated proceeds for flood clean up and other miscellaneous expenses. The $3,130 insurance receivable is included in “Other current assets” in the company’s Consolidated Balance Sheets. This receivable represents our estimate of the carrying value of remaining net assets recoverable and reimbursement for flood cleanup expenses from our insurance policies based on the coverage in place and correspondence with our insurance carriers. All receivable amounts are expected to be collected. We have not recorded any gains or losses related to the amounts included in the insurance receivable.

In addition to the recoveries noted above, the company has received $4,398 payment from our insurance carriers related to business interruption losses including a portion related to fiscal 2011. $2,769 has been recognized as a reduction to “Other store operating expenses” in the Successor’s Consolidated Statement of Operations. The balance of $1,629 is included in “Accrued liabilities” in the Company’s Consolidated Balance Sheet as it relates to estimated losses in future periods. The deferred insurance proceeds will be recognized during the applicable future periods.

Note 6: Property and Equipment

Property and equipment consist of the following:

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

	Estimated Depreciable Lives (In Years)	January 30, 2011	January 31, 2010
		(Successor)	(Predecessor)
Land	—	$440	$385
Buildings	Shorter of 40 or ground lease term	15,217	16,356
Leasehold and building improvements	Shorter of 20 Or lease term	209,538	280,629
Furniture, fixtures and equipment	5-10	55,292	100,519
Games	5-20	49,664	68,391
Construction in progress	—	7,375	16,552

Total cost		337,526	482,832
Accumulated depreciation		(32,707)	(188,681)

Property and equipment, net		$304,819	$294,151

Note 7: Accrued Liabilities

Accrued liabilities consist of the following:

	January 30, 2011	January 31, 2010
	(Successor)	(Predecessor)
Compensation and benefits	$11,304	$12,042
Interest	6,079	9,305
Deferred amusement revenue	9,966	8,076
Amusement redemption liability	4,842	4,175
Deferred gift card revenue	3,683	3,729
Sales and use taxes	2,625	2,767
Customer deposits	1,759	1,434
Property taxes	3,174	2,683
Rent	5,909	6,002
Other	10,523	6,929

Total accrued liabilities	$59,864	$57,142

Note 8: Long-Term Debt

Long-term debt consisted of the following:

	January 30, 2011	January 31, 2010
	(Successor)	(Predecessor)
Senior credit facility—revolving	$—	$—
Senior credit facility—term	149,250	67,250
Senior notes	200,000	160,000

Total debt outstanding	349,250	227,250
Unamortized debt discount	(1,332)	—
Less current installments	1,500	836

Long-term debt, less current installments, net of unamortized discount	$346,418	$226,414

The Company received net proceeds on the term loan facility of $148,500, net of discount of $1,500. The discount is being amortized to interest expense over the life of the term loan facility.

Senior Credit Facility

In connection with the Acquisition, we terminated the Predecessor’s credit facility and entered into a new credit facility that

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility, $2,000 under the new revolving credit facility and had $5,641 in letters of credit outstanding. As of January 30, 2011, we had no borrowings under the revolving credit facility, borrowings of $149,250 ($147,918, net of discount) under the term facility and $6,841 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate), (or, in the case of the Canadian revolving credit facility, a Canadian cost funds rate) for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50% or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at January 30, 2011.

The new senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company will initially be required to maintain a minimum fixed charge coverage ratio of 1.00:1.00 and a maximum leverage ratio of 5.25:1.00 as of January 30, 2011. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the new senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries' ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility. The Company was in compliance with the debt covenants as of January 30, 2011.

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

Senior notes—In connection with the Acquisition on June 1, 2010, the Company closed a placement of $200,000 aggregate principal amount of senior notes. On November 15, 2010, the Company completed an exchange with the holders of the senior notes pursuant to which the previously existing notes (sold in June 2010 pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)) were exchanged for an equal amount of newly issued senior notes, which have been registered under the Securities Act. The senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of January 30, 2011, our $200,000 of senior notes had an approximate fair value of $223,750 based on quoted market price. The Company's senior notes are considered to be Level 1 instruments.

The new senior notes restrict the Company’s ability to incur indebtedness, outside of the new senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of January 30, 2011.

Debt obligations—The following table sets forth our future debt payment obligations as of January 30, 2011 (excluding

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

repayment obligations under the revolving portion of our senior credit facility).

Debt Outstanding
at January 30, 2011
1 year or less	$1,500
2 years	1,875
3 years	1,500
4 years	1,500
5 years	1,500
Thereafter	341,375

Total future payments	$349,250

The following table sets forth our recorded interest expense, net:

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Gross interest expense	$25,737	$7,180	$23,078	$27,221
Capitalized interest	(62)	(110)	(640)	(522)
Interest income	(189)	(94)	(316)	(522)

Total interest expense, net	$25,486	$6,976	$22,122	$26,177

Note 9: Income Taxes

The provision (benefit) for income taxes is as follows:

	244 Days Ended January 30, 2011	120 Days Ended May 30, 2011	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current expense
Federal	$(1,527)	$578	$3,219	$3,611
Foreign	188	47	244	(237)
State and local	33	1,019	2,883	305
Deferred expense (benefit)	(1,245)	(2,241)	(6,247)	(3,724)

Total provision (benefit) for income taxes	$(2,551)	$(597)	$99	$(45)

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	January 30, 2011	January 31, 2010
	(Successor)	(Predecessor)
Deferred tax liabilities:
Trademark/trade name	$31,625	$22,236
Prepaid expenses	493	552
Property and equipment	5,021	—
Other	232	695

Total deferred tax liabilities	$37,371	$23,483

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Deferred tax assets:
Property and equipment	$—	$4,672
Leasing transactions	1,202	5,064
Worker’s compensation and general liability insurance	3,711	3,223
Smallware supplies	730	745
Deferred revenue	5,421	4,331
Deferred compensation	309	1,383
Interest rate swap expense	—	822
Accrued liabilities	1,481	1,250
Tax credit carryovers	6,840	55
State and federal net operating loss carryovers	8,472	4,845
Indirect benefit of unrecognized tax benefits	614	707
Other	1,899	808

Total deferred tax assets	30,679	27,905

Valuation allowance for deferred tax assets – US	(10,347)	(10,401)
Valuation allowance for deferred tax assets – Canada	(480)	(386)

Total deferred tax assets net of valuation allowance	19,852	17,118

Net deferred tax liability	$17,519	$6,365

At January 30, 2011, we had a $10,827 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. Primarily as a result of our experiencing cumulative losses before income taxes for the three-year period ending January 30, 2011, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of January 30, 2011, we had federal tax credit carryforwards of $6,787 and federal net operating loss carryforwards of $10,504 for income tax purposes. There is a 20-year carryforward on general business credits and net operating loss carryforwards.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $222 for the fiscal year ended January 30, 2011.

We currently anticipate that approximately $11 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2011. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $836 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2006.

The change in unrecognized tax benefits excluding interest, penalties and related income tax benefits, for the 244 days ended January 30, 2011, 120 days ended May 31, 2010 and January 31, 2010 were as follows:

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of year	$2,062	$2,199	$2,242
Additions for tax positions of prior years	—	442	366
Reductions for tax positions of prior years	(161)	—	—
Additions for tax positions of current year	—	—	—
Settlements	—	(579)	(39)
Lapse of statute of limitations	(1,020)	—	(370)

Balance at end of year	$881	$2,062	$2,199

As of January 30, 2011, the accrued interest and penalties on the unrecognized tax benefits were $768 and $175, respectively,

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

excluding any related income tax benefits. As of January 31, 2010, the accrued interest and penalties on the unrecognized tax benefits were $856 and $144, respectively, excluding any related income tax benefits. The $88 decrease in accrued interest is primarily related to the lapse of the statute of limitations for uncertain tax positions established at the beginning of the fiscal year as well as tax positions added in fiscal 2010. The Company recognized interest accrued related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Operations.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(8.6)%	2.6%	(545.7)%	(13.5)%
Foreign taxes	(0.9)%	(1.4)%	(129.5)%	(8.6)%
Nondeductible expenses	(22.4)%	(10.6)%	(327.4)%	49.7%
Tax credits	18.4%	29.8%	941.0%	(141.0)%
Valuation allowance	(2.2)%	(26.3)%	(331.0)%	67.8%
Change in reserve	16.9%	2.7%	(100.7)%	13.9%
Other	(3.0)%	(10.0)%	418.9%	(6.2)%

Effective tax rate	33.2%	21.8%	(39.4)%	(2.9)%

Note 10: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues. For the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor), rent expense for operating leases was $30,502 and $15,140, respectively, including contingent rentals of $1,358 and $945, respectively. For fiscal 2009 and 2008, rent expense for operating leases was $44,143, and $41,771, respectively, including contingent rentals of $1,475 and $707, respectively. At January 30, 2011 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2011	2012	2013	2014	2015	Thereafter	Total
$47,292	$48,174	$47,417	$47,057	$45,575	$261,201	$496,716

The above amounts include lease commitments related to our Nashville store which has been closed due to damage sustained during the May 2010 floods (see Note 5). Rent payments for this store have been suspended by our landlord until the store re-opens. Lease obligation related to our Nashville store from January 30, 2011 through May 9, 2015 included in the table above are $1,038 in Year 1 through Year 4 and $346 in Year 5.

We have also signed lease agreements for certain future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7% to 7.5%. At the end of fiscal years 2010, 2009 and 2008, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $3,696, $3,908, and $4,105, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2011	2012	2013	2014	2015	Thereafter	Total
$489	$529	$489	$489	$448	$2,932	$5,376

Note 11: Common Stock

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Stock Option Plans-Successor

In June 2010 the members of Parent Co.’s board of directors approved the granting of nonqualified stock options to members of management and outside board members pursuant the terms of the Dave & Buster's Parent, Inc. 2010 Management Incentive Plan ("2010 Parent Co. Incentive Plan"). Each grantee received (i) time vesting options, which vest ratably on the first through fifth anniversary of the date of grant and (ii) performance vesting options which include EBITDA vesting options which vest over a five year period based on Parent Co. meeting certain profitability targets for each fiscal year and IRR vesting options which shall vest upon a change in control of Parent Co. if Oak Hill's internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantees continued employment with or service to Parent Co. or its subsidiaries (subject to certain conditions in the event of grantee termination.) Options granted under the 2010 Parent Co. Incentive Plan terminate on the ten-year anniversary of the grants.

The various options provided for in the Stock Option Plan are as follows:

Service-based options

These options contain a service-based (or time-based) vesting provision, whereby the options will vest in five equal amounts. Upon sale of the Company or completion of the initial public offering, all service-based options will fully vest.

Performance-based options

These options contain various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a five year period based on Parent Co. meeting certain profitability targets for each fiscal year. EBITDA vesting options also vest upon a Parent Co. change of control provided that prescribed Oak Hill internal rate of return (IRR) conditions are met. IRR vesting options vest upon a change in control of Parent Co. if Oak Hill's internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement. Vesting of options in each case is subject to the grantee’s continued employment with or service to Parent Co. or its subsidiaries (subject to certain conditions in the event of grantee termination) as of the vesting date. Any options that have not vested prior to a change of control or do not vest in connection with a change of control will be forfeited by the grantee upon a change of control for no consideration.

Transactions during the 244 days ended January 30, 2011 under the 2010 Parent Co. Incentive Plan were as follows:

	Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$0.00	—	$0.00
Granted	7,287	1,000.00	14,573	1,000.00
Forfeited	47	1,000.00	93	1,000.00

Options outstanding at end of year	7,240	1,000.00	14,480	1,000.00

Options exercisable at end of year	0.00	n/a	0.00	n/a

We recorded share-based compensation expense related to our stock option plan of $794 during the 244 days ended January 30, 2011. The unrecognized expense related to our stock option plan totaled approximately $2,129 as of January 30, 2011 and will be expensed over a weighted average 2.1 years. The weighted average grant date fair value per option granted in 2010 was $143. The average remaining term for all options outstanding at January 30, 2011 is 9.3 years.

In the event that vesting of the unvested options is accelerated for any reason, the remaining unamortized share-based compensation would be accelerated. In addition, assumptions made regarding forfeitures in determining the remaining unamortized

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

share-based compensation would be re-evaluated to determine if additional share-based compensation expense would be required for any changes in the underlying assumptions.

Stock Option Plans-Predecessor

In December 2006, the members of the board of directors of D&B Holdings approved the adoption of the D&B Holdings stock option plan (the “Predecessor Stock Option Plan”). The Predecessor Stock Option Plan provided for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings that are subject to either time-based vesting or performance-based vesting. On the closing date of the Acquisition described in Note 3 all vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest.

The Predecessor Stock Option Plan provided for the granting of various options as follows:

Time-based Options

These options contained a service-based (or time-based) vesting provision, whereby the options will vest in five equal amounts. Upon sale of the Company all service-based options fully vested.

Performance-based Options

These options contained a performance-based vesting provision, whereby the options would vest if Wellspring’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantees continued employment with or service to D&B Holdings or its subsidiaries (subject to certain conditions in the event of grantee termination.)

We recorded share-based compensation expense related to our stock option plan of $1,697, $723, and $880 in the 120 day period ended May 31, 2010, fiscal year 2009, and fiscal year 2008, respectively, related to this plan. The expense recorded in the 2010 Predecessor time period includes $1,317 of expense related to the acceleration of option vesting as a result of the Acquisition described in Note 3.

Note 12: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Our contributions to the 401(k) plan were $153, $260, and $283 for fiscal 2010, 2009, and 2008, respectively.

Note 13: Contingencies

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

Continued

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

Note 14: Condensed Consolidating Financial Information

The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(135) and $(1,874), respectively, for the fiscal year ended January 30, 2011 and $(468) and $701, respectively for the fiscal year ended January 31, 2010. There are no restrictions on cash distributions from the non-guarantor subsidiary.

January 30, 2011:

(Successor)

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$74,547	$2,144	$—	$76,691
Property and equipment, net	299,372	5,447	—	304,819
Tradename	79,000	—	—	79,000
Goodwill	272,626	—	—	272,626
Investment in sub	4,000	—	(4,000)	—
Other assets and deferred charges	31,328	78	—	31,406

Total assets	$760,873	$7,669	$(4,000)	$764,542

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$78,232	$3,645	$—	$81,877
Deferred income taxes	24,702	—	—	24,702
Deferred occupancy costs	58,993	24	—	59,017
Other liabilities	12,698	—	—	12,698
Long-term debt, less current installments	346,418	—	—	346,418
Stockholders’ equity	239,830	4,000	(4,000)	239,830

Total liabilities and stockholders’ equity	$760,873	$7,669	$(4,000)	$764,542

January 31, 2010:

(Predecessor)

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets
Current assets	$44,692	$2,094	$—	$46,786
Property and equipment, net	289,817	4,334	—	294,151
Tradename	63,000	—	—	63,000
Goodwill	65,857	—	—	65,857
Investment in sub	3,755	—	(3,755)	—
Other assets and deferred charges	13,773	73	—	13,846

Total assets	$480,894	$6,501	$(3,755)	$483,640

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity
Current liabilities	$78,188	$2,520	$—	$80,708
Deferred income taxes	11,493	—	—	11,493
Deferred occupancy costs	60,486	226	—	60,712
Other liabilities	11,667	—	—	11,667
Long-term debt, less current installments	226,414	—	—	226,414
Stockholders’ equity	92,646	3,755	(3,755)	92,646

Total liabilities and stockholders’ equity	$480,894	$6,501	$(3,755)	$483,640

Note 15: Quarterly Financial Information (unaudited)

	Fiscal Year Ended January 30, 2011
	First Quarter 5/2/2010	For the 29 Day Period from 5/3/10 to 5/31/10	For the 62 Day Period from 6/1/10 to 8/1/10	Third Quarter 10/31/2010	Fourth Quarter 1/30/2011
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Total revenues	$141,575	$36,431	$91,485	$116,590	$135,458
Income (loss) before provision for income taxes	6,984	(9,719)	(6,055)	(9,485)	7,832
Net income (loss)	3,911	(6,049)	(3,430)	(6,228)	4,501

	Fiscal Year Ended January 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	5/3/2009	8/2/2009	11/1/2009	1/31/2010
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Total revenues	$138,426	$131,527	$117,185	$133,645
Income (loss) before provision for income taxes	7,502	(1,415)	(10,008)	3,670
Net income (loss)	5,167	63	(5,490)	(90)

During 2010, we opened two locations: Wauwatosa, Wisconsin in the first quarter and Roseville, California in the second quarter. During 2009, we opened three locations: Richmond, Virginia in the first quarter, Indianapolis, Indiana in the second quarter and Columbus, Ohio in the third quarter. Pre-opening costs incurred in fiscal 2010 were $1,189, $277, $371 and $452 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2009 were $1,146, $1,052, $983, and $700 in the first, second, third and fourth quarters, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of June 1, 2010 among the Registrant , the Guarantors as defined therein and Wells Fargo National Association, as Trustee.(1)

4.2	Form of 11% Senior Notes due 2018 (included in Exhibit 4.1)

10.1	Credit Agreement dated as of June 1, 2010, among Games Intermediate Merger Corp., Games Merger Corp., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.(1)

10.2	Form of Amended and Restated Employment Agreement, dated as of May 2, 2010, by and among Dave & Buster’s Management Corporation, the Registrant, and the various executive officers of the Registrant.(1)

10.3	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan.(1)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(2)

21.1	Subsidiaries of the Registrant.(2)

23.1	Consent of Ernst & Young.(2)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(2)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(2)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Filed as an exhibit to registration statement on Form S-4 filed August 11, 2010, SEC File No. 333-168759, and incorporated herein by reference.

(2)	Filed herewith.

E-1