Form 10-Q
period 2011-05-01
DAVE & BUSTERS INC
filed 2011-06-15
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 2011

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 12, 2011, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING MAY 1, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 1, 2011	January 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,578	$34,407
Inventories	14,071	14,231
Prepaid expenses	8,785	9,609
Deferred income taxes	12,343	7,568
Income tax receivable	5,861	5,861
Other current assets	4,718	5,015

Total current assets	93,356	76,691
Property and equipment (net of $45,346 and $32,707, accumulated depreciation in 2011 and 2010, respectively)	300,051	304,819
Tradenames	79,000	79,000
Goodwill	272,359	272,626
Other assets and deferred charges	31,026	31,406

Total assets	$775,792	$764,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 5)	$1,500	$1,500
Accounts payable	17,761	18,694
Accrued liabilities (Note 4)	58,437	59,864
Income taxes payable	1,753	1,434
Deferred income taxes	1,121	385

Total current liabilities	80,572	81,877
Deferred income taxes	31,337	24,702
Deferred occupancy costs	58,531	59,017
Other liabilities	12,469	12,698
Long-term debt, less current installments, net of unamortized discount (Note 5)	345,730	346,418
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of May 1, 2011 and January 30, 2011	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	245,152	244,792
Accumulated comprehensive income	440	195
Retained earnings (accumulated deficit)	1,561	(5,157)

Total stockholders’ equity	247,153	239,830

Total liabilities and stockholders’ equity	$775,792	$764,542

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended May 1, 2011	Thirteen Weeks Ended May 2, 2010
	(Successor)	(Predecessor)
Food and beverage revenues	$74,262	$71,357
Amusement and other revenues	74,341	70,218

Total revenues	148,603	141,575
Cost of food and beverage	17,952	17,277
Cost of amusement and other	10,347	10,586

Total cost of products	28,299	27,863
Operating payroll and benefits	34,266	33,468
Other store operating expenses	45,105	45,605
General and administrative expenses	8,811	8,617
Depreciation and amortization expense	13,070	12,501
Pre-opening costs	740	1,189

Total operating costs	130,291	129,243

Operating income	18,312	12,332
Interest expense, net	8,243	5,348

Income before provision for income taxes	10,069	6,984
Provision for income taxes	3,351	3,073

Net income	$6,718	$3,911

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the 13 weeks ended May 1, 2011	For the 13 weeks ended May 2, 2010
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income	$6,718	$3,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,070	12,501
Deferred income tax expense (benefit)	2,910	(1,627)
Loss on disposal of fixed assets	428	200
Stock-based compensation charges	360	251
Business interruption reimbursement (Note 3)	(1,013)	—
Other, net	234	(37)
Changes in assets and liabilities:
Inventories	160	(190)
Prepaid expenses	824	(2,169)
Income tax receivable	—	(987)
Other current assets	(505)	1,419
Other assets and deferred charges	(30)	(214)
Accounts payable	(933)	1,145
Accrued liabilities	(332)	(9,234)
Income taxes payable	272	4,535
Deferred occupancy costs	(481)	(308)
Other liabilities	(229)	249

Net cash provided by operating activities	21,453	9,445

Cash flows from investing activities:
Capital expenditures	(8,330)	(6,988)
Insurance proceeds on Nashville property (Note 3)	798	—
Proceeds from sales of property and equipment	—	3

Net cash used in investing activities	(7,532)	(6,985)

Cash flows from financing activities:
Repayments of senior secured credit facility	(750)	(125)

Net cash used in financing activities	(750)	(125)

Increase in cash and cash equivalents	13,171	2,335
Beginning cash and cash equivalents	34,407	16,682

Ending cash and cash equivalents	$47,578	$19,017

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$3	$1,173
Cash paid for interest and related debt fees, net of amounts capitalized	$4,509	$10,256

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

Note 1: Basis of Presentation

Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of May 1, 2011, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Missouri corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Parent, Inc. (“Parent Co.”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

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

The ownership of Dave & Buster’s by Parent Co. commenced on June 1, 2010 when it acquired all of the outstanding common stock of D&B Holdings from Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK”). The June 1, 2010 acquisition transactions resulted in a change in ownership of 100% of our outstanding common stock and are collectively referred to as “the Acquisition”.

Accounting principles generally accepted in the United States require operating results for the Company prior to the June 1, 2010 Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

Interim financial statements—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen weeks ended May 1, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year ended January 29, 2012. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 30, 2011 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Significant accounting policies—There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed for the year ended January 30, 2011.

Note 2: Acquisition by Oak Hill

The Acquisition described in Note 1 resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.

Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended January 30, 2011, an adjustment was made to decrease goodwill by $267. The decrease to goodwill is due primarily to an increase in deferred tax assets as a result of finalization of income tax basis.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

Note 3: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee causing considerable damage to our Nashville store and the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars. We have initiated property insurance claims, including business interruption, with our insurers. We currently anticipate that this store will reopen during the fourth quarter of fiscal 2011.

As of May 1, 2011, the insurance receivable balance related to our Nashville property claim is $2,284 and is included in “Other current assets” in the Company’s Consolidated Balance Sheet. This receivable represents our estimate of the carrying value of remaining net assets recoverable and reimbursement for flood cleanup expenses from our insurance policies based on the coverage in place and correspondence with our insurance carriers. Of the receivable balance, $1,650 relates to inventories and other property and equipment, while $634 relates to the anticipated proceeds for flood cleanup and other miscellaneous expenses.

As of January 30, 2011, the Company had deferred the recognition of $1,629 of payments received from our insurance carriers related to business interruption losses for fiscal 2011. $1,013 has been recognized as a reduction to “Other store operating expenses” in the 2011 Successor’s Consolidated Statement of Operations. The balances of deferred business interruption proceeds are included in the caption “Accrued liabilities” in the Company’s Consolidated Balance Sheet as it relates to estimated losses in future periods. The deferred insurance proceeds will be recognized during the applicable future periods.

During the first quarter of fiscal 2011, we received $798 proceeds, which represent an initial installment on certain insurance receivables related to leasehold improvements. All receivable amounts are expected to be collected. No gain or loss has been recognized related to the Nashville casualty in fiscal 2011.

Note 4: Accrued Liabilities

Accrued liabilities consist of the following:

	May 1, 2011	January 30, 2011
Compensation and benefits	$8,118	$11,304
Interest	9,338	6,079
Deferred amusement revenue	10,415	9,966
Amusement redemption liability	5,011	4,842
Deferred gift card revenue	3,336	3,683
Sales and use taxes	2,617	2,625
Customer deposits	2,359	1,759
Property taxes	3,223	3,174
Rent	6,919	5,909
Other	7,101	10,523

Total accrued liabilities	$58,437	$59,864

Note 5: Long—Term Debt

Long-term debt consisted of the following:

	May 1, 2011	January 30, 2011
Senior credit facility—revolving	$—	$—
Senior credit facility—term	148,500	149,250
Senior notes	200,000	200,000

Total debt outstanding	348,500	349,250
Unamortized debt discount	(1,270)	(1,332)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$345,730	$346,418

Senior Credit Facility—Our senior credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. As of May 1, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,500 ($147,230, net of discount) under the term facility and $5,708 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at May 1, 2011.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

The senior credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.05:1.00 and a maximum leverage ratio of 5.25:1.00 as of May 1, 2011. The financial covenants will become more restrictive through the fourth quarter of fiscal 2014. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility. The Company was in compliance with the debt covenants as of May 1, 2011.

Our senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time (“ERISA”), material judgments, actual or asserted failures of any guarantee or security document supporting the senior secured credit facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the senior secured credit facility and all other actions permitted to be taken by a secured creditor.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000.

Senior notes—Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of May 1, 2011, our $200,000 of senior notes had an approximate fair value of $219,250 based on quoted market price. The Company’s senior notes are considered to be Level 1 instruments as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 1, 2011.

Future debt obligations—The following table sets forth our future debt principal payment obligations as of May 1, 2011 (excluding repayment obligations under the revolving portion of our senior credit facility).

Debt Outstanding at May 1, 2011
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	1,500
Thereafter	341,000

Total future payments	$348,500

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended May 1, 2011	Thirteen Weeks Ended May 2, 2010
	(Successor)	(Predecessor)
Gross interest expense	$8,477	$5,529
Capitalized interest	(163)	(110)
Interest income	(71)	(71)

Total interest expense, net	$8,243	$5,348

Note 6: Income Taxes

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

As of May 1, 2011, we have accrued approximately $1,016 of unrecognized tax benefits, including an additional amount of approximately $1,000 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $989 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

The Company is a member of a consolidated group that includes Parent Co. As of May 1, 2011, the Company owes Parent Co. approximately $45 of tax related balances. The Company expects to utilize standalone net operating loss carry-forwards of approximately $10,100 to offset standalone taxable income for the fiscal year.

Note 7: Stockholders’ Equity

Comprehensive income—Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income. Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended May 1, 2011	Thirteen Weeks Ended May 2, 2010
	(Successor)	(Predecessor)
Net income	$6,718	$3,911
Unrealized foreign currency translation gain	245	196

Total comprehensive income	$6,963	$4,107

Other information—On September 30, 2010, Parent Co. repurchased $1,500 of its common stock from a former member of management, of which $1,000 was paid by the Company on behalf of Parent Co. prior to May 1, 2011. The Company has accrued $500 for the remaining purchase price.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

On February 16, 2011, Parent Co. issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will accrue on the notes prior to maturity. Parent Co. received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. Parent Co. did not retain any proceeds from the note issuance. Parent Co. is the sole obligor of the notes. D&B Holdings, Dave & Buster’s Inc. nor any of its subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Parent Co. have any material assets or operations separate from Dave & Buster’s Inc. Certain members of our Board of Directors and management elected to reinvest a portion of their proceeds received. Subsequent to that reinvestment, Oak Hill controls approximately 95.6% and certain members of our Board of Directors and management control approximately 4.4% of the outstanding common stock of Parent Co.

Note 8: Commitments and Contingencies

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

The following table sets forth our lease commitments as of May 1, 2011:

Operating Lease Obligations at May 1, 2011
1 year or less	$47,332
2 years	48,823
3 years	48,276
4 years	47,433
5 years	46,586
Thereafter	259,817

Total future payments	$498,267

The above amounts include lease commitments related to our Nashville store, which has been closed due to damage sustained during the May 2010 floods (see Note 3). Rent payments for this store have been suspended by our landlord until the store re-opens. Lease obligations related to our Nashville store from May 1, 2011 through May 9, 2015 included in the table above are $433 in Year 1, $1,038 in Year 2 through Year 5 and $606 thereafter.

We have also signed lease agreements for certain future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 9: Condensed Consolidating Financial Information

The senior notes (described in Note 5) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $63 and $1,293, respectively, for the thirteen-week period ended May 1, 2011. There are no restrictions on cash distributions from the non-guarantor subsidiary.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share amounts)

May 1, 2011:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$90,189	$3,167	$—	$93,356
Property and equipment, net	294,498	5,553	—	300,051
Tradename	79,000	—	—	79,000
Goodwill	272,359	—	—	272,359
Investment in sub	4,170	—	(4,170)	—
Other assets and deferred charges	30,943	83	—	31,026

Total assets	$771,159	$8,803	$(4,170)	$775,792

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$75,975	$4,597	$—	$80,572
Deferred income taxes	31,337	—	—	31,337
Deferred occupancy costs	58,495	36	—	58,531
Other liabilities	12,469	—	—	12,469
Long-term debt, less current installments, net of unamortized discount (Note 5)	345,730	—	—	345,730
Stockholders’ equity	247,153	4,170	(4,170)	247,153

Total liabilities and stockholders’ equity	$771,159	$8,803	$(4,170)	$775,792

January 30, 2011:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Assets:
Current assets	$74,547	$2,144	$—	$76,691
Property and equipment, net	299,372	5,447	—	304,819
Tradename	79,000	—	—	79,000
Goodwill	272,626	—	—	272,626
Investment in sub	4,000	—	(4,000)	—
Other assets and deferred charges	31,328	78	—	31,406

Total assets	$760,873	$7,669	$(4,000)	$764,542

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$78,232	$3,645	$—	$81,877
Deferred income taxes	24,702	—	—	24,702
Deferred occupancy costs	58,993	24	—	59,017
Other liabilities	12,698	—	—	12,698
Long-term debt, less current installments (Note 4)	346,418	—	—	346,418
Stockholders’ equity	239,830	4,000	(4,000)	239,830

Total liabilities and stockholders’ equity	$760,873	$7,669	$(4,000)	$764,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2011. Our Annual Report is available on our website. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

General

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2011 relate to the 13 week period ended May 1, 2011 of the Successor. All references to the first quarter of 2010 relate to the 13 week period ended May 2, 2010 of the Predecessor. The results for the Successor period include the impacts of applying purchase accounting.

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

As of May 1, 2011, we owned and operated 57 stores in 24 states and Canada. In addition, there is one franchised store operating in Canada. The size of our stores range between 16,000 and 66,000 square feet and are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

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

The acquisition transactions described above (collectively, “the Acquisition”) are being accounted for in accordance with accounting guidance for business combinations and accordingly, and have resulted in the recognition of assets acquired and liabilities assumed at fair value.

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.

Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended January 30, 2011, an adjustment was made to decrease goodwill by $267. The decrease to goodwill is due primarily to an increase in deferred tax assets as a result of finalization of income tax basis.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue—Revenues consist of food and beverage revenues as well as amusement and other revenues. For the thirteen weeks ended May 1, 2011, we derived 34.6% of our total revenue from food sales, 15.4% from beverage sales, 49.1% from amusement sales and 0.9% from other sources. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores operating at the end of the fiscal period, which were open for a full 18 months as of the beginning of each fiscal year. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per customer.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

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

Cost of products—Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended May 1, 2011, the cost of food products averaged 24.5% of food revenue and the cost of beverage products averaged 23.4% of beverage revenue. The amusement and other cost of products averaged 13.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits—Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses—Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

Liquidity and cash flows—The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-level variability, quarterly fluctuations, seasonality, and inflation—We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results.

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

	13 Weeks Ended May 1, 2011		13 Weeks Ended May 2, 2010
	(Successor)		(Predecessor)
Food and beverage revenues	$74,262	50.0%	$71,357	50.4%
Amusement and other revenues	74,341	50.0	70,218	49.6

Total revenues	148,603	100.0	141,575	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,952	24.2	17,277	24.2
Cost of amusement and other (as a percentage of amusement and other revenues)	10,347	13.9	10,586	15.1

Total cost of products	28,299	19.0	27,863	19.7
Operating payroll and benefits	34,266	23.1	33,468	23.6
Other store operating expenses	45,105	30.4	45,605	32.2
General and administrative expenses	8,811	5.9	8,617	6.1
Depreciation and amortization expense	13,070	8.8	12,501	8.8
Pre-opening costs	740	0.5	1,189	0.8

Total operating costs	130,291	87.7	129,243	91.2

Operating income	18,312	12.3	12,332	8.8
Interest expense, net	8,243	5.5	5,348	3.8

Income before provision for income taxes	10,069	6.8	6,984	5.0
Provision for income taxes	3,351	2.3	3,073	2.2

Net income	$6,718	4.5%	$3,911	2.8%

Cash provided by (used in):
Operating activities	$21,453		$9,445
Investing activities	(7,532)		(6,985)
Financing activities	(750)		(125)

Change in comparable store sales(1)		6.2%		(2.5)%

Stores open at end of period(2)		58		57
Comparable stores open at end of period(1)		53		49

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)

The number of stores open at May 1, 2011 includes one franchise location in Canada and our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding. The Nashville location remains closed as of May 1, 2011. It also includes a store in Dallas, Texas, which was permanently closed on May 2, 2011.

Thirteen Weeks Ended May 1, 2011 Compared to Thirteen Weeks Ended May 2, 2010

Revenues

Total revenues increased 5.0% or $7,028 in the first quarter of 2011 compared to the first quarter of 2010. Comparable store revenue increased 6.2% or $8,370 in the first quarter of 2011 compared to the first quarter of 2010. Comparable special events revenues, which accounted for 9.8% of consolidated comparable store revenue in the first quarter of 2011, increased 9.6% or $1,229 in the first quarter of 2011 compared to the first quarter of 2010.

The increased revenues were derived from the following sources:

Comparable stores	$8,370
Non comparable stores - operating	1,392
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(2,745)
Other	11

Total	$7,028

Sales grew in each component of our business, but the growth was led by amusements revenue. Food sales at comparable stores increased by $2,724, or 5.8% to $49,623 in the first quarter of 2011 from $46,899 in the first quarter of 2010. Beverage sales at comparable stores increased by $770, or 3.6% to $22,153 in the first quarter of 2011 from $21,383 in the first quarter of 2010. Comparable store amusements and other revenues in the first quarter of 2011 increased by $4,876 or 7.3% to $72,075 from $67,199 in the first quarter of 2010. The growth in amusement sales was sparked primarily by an increase in promotional offer activity.

Non-comparable store revenues decreased by a total of $1,353. Revenue increases of $1,392 associated with new store openings were more than offset by a $2,745 revenue reduction caused by the flood-related closure of our store in Nashville, Tennessee.

Our revenue mix was 50.0% for food and beverage and 50.0% for amusements and other for the first quarter of 2011. This compares to 50.4% and 49.6%, respectively, for the first quarter of 2010.

Cost of products

Cost of food and beverage increased to $17,952 in the first quarter of 2011 from $17,277 in the first quarter of 2010 due to the increased sales volume. Cost of food and beverage was 24.2% of revenue for the first quarter of both 2011 and 2010. Increased cost pressure in our produce, meat and seafood products was offset by reduced poultry, grocery and beverage costs.

Cost of amusement and other revenues decreased to $10,347 in the first quarter of 2011 from $10,586 in the first quarter of 2010. The costs of amusements and other, as a percentage of amusements and other revenues decreased 120 basis points to 13.9% of amusement and other revenue for the first quarter of 2011 compared to 15.1% for the first quarter of 2010. This decrease is primarily a result of lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle and select game price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $798, or 2.4%, to $34,266 in the first quarter of 2011 from $33,468 in the first quarter of 2010. The expense increase was primarily driven by increased sales volumes as the total cost of operating payroll and benefits as a percent of total revenue declined by approximately 50 basis points to 23.1% in the first quarter of 2011 compared to 23.6% in the first quarter of 2010. The improved labor productivity was primarily driven by gains in kitchen labor as a result of continued focus on labor scheduling and favorable sales leverage.

Other store operating expenses

Other store operating expenses decreased by $500, or 1.1%, to $45,105 in the first quarter of 2011 from $45,605 in the first quarter of 2010. Other store operating expenses as a percentage of revenues decreased 180 basis points to 30.4% for the first quarter of 2011 compared to 32.2% for the same period of 2010. The decrease in other operating expense as a percent of total revenue was primarily driven by reduced charges related to estimated general liability claims expense, the reimbursement for lost profits related to the closure of our Nashville location due to flooding and the impact of improved sales leverage on our occupancy costs. These reductions were partially offset by expense increases associated with our marketing and promotional initiatives.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $194, or 2.3%, to $8,811 in the first quarter of 2011 from $8,617 in the first quarter of 2010.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $569, or 4.6%, to $13,070 in the first quarter of 2011 from $12,501 in the first quarter of 2010. This increase is due primarily to increases in depreciation from new store openings and maintenance capital expenditures, partially offset by decreases in depreciation due to the closure of our Nashville location during fiscal year 2010.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $449, or 37.8% to $740 in the first quarter of 2011 from $1,189 in the first quarter of 2010 due to shifts in the timing of new store openings.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value (for the Predecessor period only) and any interest income earned. Interest expense increased by $2,895 to $8,243 in the first quarter of 2011 from $5,348 in the first quarter of 2010 primarily as a result of the Acquisition. Increased debt levels of our senior notes and senior credit facility as a result of the Acquisition elevated our interest expense in the quarter by approximately $2,200. Debt cost amortization expense due to the Acquisition increased by $176 over debt amortization costs recorded in the first quarter of 2010.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax expense of $3,351 in the first quarter of 2011, and an income tax expense of $3,073 in the first quarter of 2010. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended May 1, 2011, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At May 1, 2011, we estimate an increase in our valuation allowance for the year ending January 29, 2012 in the amount of $1,340 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 1, 2011, we have accrued approximately $1,016 of unrecognized tax benefits, including an additional amount of approximately $1,000 of penalties and interest. During the thirteen weeks ended May 1, 2011, we increased our unrecognized tax benefit by $136 and increased our accrual for interest and penalties by $57. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $989 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

As a result of the tax consequences associated with certain Acquisition related expenses between the seller and the acquirer, the Company generated certain tax attributes related to stock compensation deductions which were accounted for in accordance with current accounting guidance related to share based payments and the delay in recognition of the associated deduction of such amounts. These attributes were measured and recorded as deferred tax assets based on fair value adjustments as a result of the Acquisition.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2006.

The Company is a member of a consolidated group that includes Parent Co. As of May 1, 2011, the Company owes Parent Co. approximately $45 of tax related balances. The Company expects to utilize standalone net operating loss carry-forwards of approximately $10,100 to offset standalone taxable income for the fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our 11.0% senior notes, and borrowings under our senior credit facility. As of May 1, 2011, we had cash and cash equivalents of $47,578, net working capital of $12,784 and outstanding debt obligations of $348,500 ($347,230 net of discount). We also had $44,292 in borrowing availability under our senior credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We believe the cash flows from operations, together with borrowings under the senior credit facility described below, will be sufficient to cover working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, the indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Indebtedness

Senior Credit Facility—Our credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. As of May 1, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,500 ($147,230, net of discount) under the term facility and $5,708 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The weighted average rate of interest on borrowings under our senior credit facility was 6.0% at May 1, 2011.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loans at the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. The Company was in compliance with the debt covenants as of May 1, 2011.

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of May 1, 2011, our $200,000 of senior notes had an approximate fair value of $219,250 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 1, 2011.

Our senior secured credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, will limit our ability and the ability of our subsidiaries to; incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we will be required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The indenture under which the senior notes have been issued also contain similar covenants and events of defaults.

Other information—On February 16, 2011, Parent Co. issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will accrue on the notes prior to maturity. Parent Co. received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. Parent Co. did not retain any proceeds from the note issuance. Parent Co. is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s Inc., nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Parent Co. have any material assets or operations separate from Dave & Buster’s Inc. Certain members of our Board of Directors and management elected to reinvest a portion of their proceeds received. Subsequent to that reinvestment, Oak Hill controls approximately 95.6% and certain members of our Board of Directors and management control approximately 4.4% of the outstanding common stock of Parent Co.

Cash Flows

Net cash provided by operating activities was $21,453 for the thirteen weeks ended May 1, 2011 compared to cash provided by operating activities of $9,445 for the thirteen weeks ended May 2, 2010. Additional cash flows were generated from improved store sales and a shift in the timing of required interest payments.

Net cash used in investing activities was $7,532 for the thirteen weeks ended May 1, 2011 compared to $6,985 for the thirteen weeks ended May 2, 2010. The thirteen weeks ended May 1, 2011 investing activities includes $6,064 of capital expenditure for new store construction and operating improvement initiatives, $221 for games and $2,045 for maintenance capital. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2011. See Note 3 of our Consolidated Financial Statements for further discussion regarding this casualty loss. During the thirteen weeks ended May 2, 2010, the Company spent approximately $3,872 ($2,847 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $1,034 for games and $2,082 for maintenance capital.

Net cash used by financing activities was $750 for the thirteen weeks ended May 1, 2011 compared to cash used in financing activities of $125 for the thirteen weeks ended May 2, 2010. The financing activities during the thirteen weeks ended May 1, 2011 include two required paydowns under our term loan facility totaling $750. The financing activities for the thirteen weeks ended May 2, 2010 include required paydowns under our term loan facility of $125.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $82,000 ($74,000 net of cash contributions from landlords) in capital expenditures during fiscal 2011. The fiscal 2011 expenditures are expected to include approximately $61,000 ($53,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of May 1, 2011 (excluding interest):

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior credit facility(1)	$148,500	$1,500	$3,000	$3,000	$141,000
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)(4)	211,103	28,740	63,912	61,313	57,138
Operating leases(3)	498,267	47,332	97,099	94,019	259,817

Total	$1,057,870	$77,572	$164,011	$158,332	$657,955

(1)

Our senior credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of May 1, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,500 ($147,230 net of discount) under the term facility and $5,708 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of interest requirements on our fixed rate debt obligations at their contractual rates and interest requirements on variable rate debt obligations at rates in effect at May 1, 2011.

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

(4)

As previously discussed, the Amendment to our senior secured credit facility reduced the applicable margin and LIBOR floor, which resulted in an interest rate reduction of .5%. Had that rate been in effect as of May 1, 2011, the reported interest requirement above would be less by $561 in Year 1, $1,660 in Years 2-3, $1,443 in Years 4-5, and $178 thereafter.

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended January 30, 2011.

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed for the year ended January 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative market risks since the prior reporting period.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our first quarter ended May 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 30, 2011.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended January 30, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	First Amendment, dated as of May 13, 2011, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., Dave & Buster’s, Inc., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.

10.2	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan.

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri corporation

Date: June 15, 2011	By:	/S/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: June 15, 2011	By:	/S/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer