Form 10-Q
period 2011-07-31
DAVE & BUSTERS INC
filed 2011-09-13
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of September 9, 2011, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING JULY 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2011	January 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$34,256	$34,407
Inventories	14,378	14,231
Prepaid expenses	8,390	9,609
Deferred income taxes	14,676	7,568
Income tax receivable	5,861	5,861
Other current assets	9,008	5,015
Assets held for sale (Note 4)	1,570	—

Total current assets	88,139	76,691
Property and equipment (net of $56,970 and $32,707, accumulated depreciation in 2011 and 2010, respectively)	302,836	304,819
Tradenames	79,000	79,000
Goodwill	272,359	272,626
Other assets and deferred charges	30,448	31,406

Total assets	$772,782	$764,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$1,500	$1,500
Accounts payable	20,228	18,694
Accrued liabilities (Note 5)	52,618	59,864
Income taxes payable	1,489	1,434
Deferred income taxes	1,568	385

Total current liabilities	77,403	81,877
Deferred income taxes	31,762	24,702
Deferred occupancy costs	61,572	59,017
Other liabilities	12,357	12,698
Long-term debt, less current installments, net of unamortized discount (Note 6)	345,417	346,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of July 31, 2011 and January 30, 2011	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	245,414	244,792
Accumulated other comprehensive income	414	195
Accumulated deficit	(1,557)	(5,157)

Total stockholders’ equity	244,271	239,830

Total liabilities and stockholders’ equity	$772,782	$764,542

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 29 Day Period from May 3, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$63,877	$45,438	$19,113
Amusement and other revenues	64,787	46,047	17,318

Total revenues	128,664	91,485	36,431
Cost of food and beverage	15,440	10,856	4,540
Cost of amusement and other	10,305	7,963	2,856

Total cost of products	25,745	18,819	7,396
Operating payroll and benefits	31,012	21,884	10,501
Other store operating expenses	45,230	29,919	14,197
General and administrative expenses	8,614	9,130	8,446
Depreciation and amortization expense	13,225	8,992	3,724
Pre-opening costs	1,431	19	258

Total operating costs	125,257	88,763	44,522

Operating income (loss)	3,407	2,722	(8,091)
Interest expense, net	8,213	8,777	1,628

Loss before income tax benefit	(4,806)	(6,055)	(9,719)
Income tax benefit	(1,688)	(2,625)	(3,670)

Net loss	$(3,118)	$(3,430)	$(6,049)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Twenty-Six Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$138,139	$45,438	$90,470
Amusement and other revenues	139,128	46,047	87,536

Total revenues	277,267	91,485	178,006
Cost of food and beverage	33,392	10,856	21,817
Cost of amusement and other	20,652	7,963	13,442

Total cost of products	54,044	18,819	35,259
Operating payroll and benefits	65,278	21,884	43,969
Other store operating expenses	90,335	29,919	59,802
General and administrative expenses	17,425	9,130	17,064
Depreciation and amortization expense	26,295	8,992	16,224
Pre-opening costs	2,171	19	1,447

Total operating costs	255,548	88,763	173,765

Operating income	21,719	2,722	4,241
Interest expense, net	16,456	8,777	6,976

Income (loss) before provision (benefit) for income taxes	5,263	(6,055)	(2,735)
Provision (benefit) for income taxes	1,663	(2,625)	(597)

Net income (loss)	$3,600	$(3,430)	$(2,138)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Twenty-Six Weeks ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$3,600	$(3,430)	$(2,138)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	26,295	8,992	16,224
Deferred income tax expense (benefit)	1,449	(3,111)	(2,241)
Loss on disposal of fixed assets	978	149	416
Stock-based compensation charges	622	150	1,697
Business interruption reimbursement (Note 3)	(1,629)	(1,040)	(210)
Other, net	851	35	(11)
Changes in assets and liabilities:
Inventories	(147)	127	(31)
Prepaid expenses	1,219	(1,432)	(1,094)
Income tax receivable	—	8	(1,856)
Other current assets	(4,798)	(976)	729
Other assets and deferred charges	1,106	2,476	(190)
Accounts payable	1,534	(841)	(698)
Accrued liabilities	(5,535)	(7,169)	(2,137)
Income taxes payable	8	458	2,886
Deferred occupancy costs	2,560	765	86
Other liabilities	(341)	210	(137)

Net cash provided by (used in) operating activities	27,772	(4,629)	11,295

Cash flows from investing activities:
Initial investment by Oak Hill	—	245,498	—
Purchase of Predecessor stock	—	(330,803)	—
Capital expenditures	(26,632)	(5,089)	(12,978)
Insurance proceeds on Nashville property	798	—	—
Proceeds from sales of property and equipment	4	—	3

Net cash used in investing activities	(25,830)	(90,394)	(12,975)

Cash flows from financing activities:
Repayments of long-term debt, including extinguishment fees	—	(237,625)	—
Repayments of senior secured credit facility	(1,125)	(2,375)	(125)
Borrowings under senior secured credit facility, net of unamortized discount	—	150,500	—
Borrowings under senior notes	—	200,000	—
Debt issuance costs	(968)	(12,591)	—

Net cash provided by (used in) financing activities	(2,093)	97,909	(125)

Increase (decrease) in cash and cash equivalents	(151)	2,886	(1,805)
Beginning cash and cash equivalents	34,407	14,877	16,682

Ending cash and cash equivalents	$34,256	$17,763	$14,877

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$7	$(942)	$1,609
Cash paid for interest and related debt fees, net of amounts capitalized	$17,590	$19,442	$10,259

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1: Basis of Presentation

Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of July 31, 2011, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Missouri corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc.) (“Entertainment Co.”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively “Oak Hill”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

Entertainment Co. owns no other significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries.

The ownership of Dave & Buster’s by Entertainment Co. commenced on June 1, 2010 when it acquired all of the outstanding common stock of D&B Holdings from Wellspring Capital Partners III, L.P. and HBK Main Street Investors L.P. The June 1, 2010 acquisition transactions resulted in a change in ownership of 100% of our outstanding common stock and are collectively referred to as the “Acquisition.”

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

Interim financial statements—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and twenty-six weeks ended July 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the year ended January 29, 2012. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 30, 2011 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update regarding guidance over the disclosure requirements of fair value measurements. This update adds new requirements for disclosure about transfers into and out of Levels One and Two fair value measurements and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three fair value measurements. The guidance was effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements. The adoption of this guidance on February 1, 2010, did not have a material impact on the Company’s Consolidated Financial Statements. The guidance is effective beginning fiscal year 2011 for the disclosure requirements around Level Three measurements. This new guidance had no impact on the fair value disclosures of the Company, as the Company has no Level Three instruments.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This guidance also requires the following additional disclosures: (a) for Level Three fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level One and Level Two of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its disclosure.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. There are no changes to the accounting for items within comprehensive income. This standard impacts presentation only and is effective for fiscal years beginning after December 15, 2011.

Significant accounting policies—There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 30, 2011.

Note 2: Acquisition by Oak Hill

The Acquisition described in Note 1 resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value.

In the first quarter of fiscal 2011, an adjustment was made to decrease goodwill by $267. The decrease to goodwill is due primarily to an increase in deferred tax assets as a result of finalization of income tax basis.

Note 3: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee, causing considerable damage to our Nashville store and the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars. We currently anticipate that this store will reopen during the fourth quarter of fiscal 2011.

During the twenty-six weeks ended July 31, 2011, we recorded $1,952 as a reduction to “Other store operating expenses” in the Consolidated Statement of Operations related to the recovery of business interruption losses from our insurance carrier. The Company received $1,629 in fiscal 2010 of the fiscal 2011 recognized business interruption recoveries. The remainder is recorded as a receivable in “Other current assets” in the Company’s Consolidated Balance Sheets. Additionally, as of July 31, 2011, we have recorded casualty related receivables of $1,650 for property, equipment and inventories and $599 for remediation expenses and other costs incurred as a result of the flood. Of the total receivable amount at July 31, 2011, $1,077 is due from insurance carriers and $1,495 is due from the landlord. All receivable amounts are expected to be collected. We have not recorded any gains or losses related to amounts included in the insurance receivable. On August 16, 2011, we collected $3,119 from our insurance carrier as full settlement for amounts receivable for business interruption, remediation expenses, and inventories. This payment includes deferred insurance proceeds of $1,212 for future fiscal 2011 business interruption and $830 for preopening expenses. These deferred insurance proceeds will be recognized during the applicable future periods.

Note 4: Assets Held for Sale

On May 2, 2011, the Company closed one of its stores located in Dallas, Texas. The land, building and improvements and certain equipment at this location are owned assets which the Company intends to sell. In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long-lived Assets, we have reclassified assets with a fair value of approximately $1,570 from “Property and equipment, net” to “Assets held for sale” on the Consolidated Balance Sheet. Depreciation of assets was ceased as of the date they were reclassified as “Assets held for sale.”

The Company performed an assessment of the carrying value of the assets related to the closed location to determine if any impairment loss should be recognized in accordance with ASC 360. As a result of our assessment, we recognized a $105 impairment loss on assets classified as “Assets held for sale” and recognized an additional loss of $95 for assets that were disposed of during the quarter. We believe the carrying value of the assets, as adjusted, classified as “Assets held for sale” approximates their fair value based on an independent broker’s estimated net sales price of the assets.

Evaluations performed by the Company indicate that some of the business from the closed store will migrate to other Dave & Buster’s locations within the Dallas market. Therefore, the historical operating results of the closed location will continue to be reported within “Operating income” in the Company’s Consolidated Statements of Operations.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Note 5: Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2011	January 30, 2011
Deferred amusement revenue	$10,575	$9,966
Compensation and benefits	9,820	11,304
Rent	7,165	5,909
Amusement redemption liability	5,201	4,842
Interest	3,805	6,079
Property taxes	3,499	3,174
Deferred gift card revenue	3,096	3,683
Sales and use taxes	2,345	2,625
Other	7,112	12,282

Total accrued liabilities	$52,618	$59,864

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	July 31, 2011	January 30, 2011
Senior secured credit facility—revolving	$—	$—
Senior secured credit facility—term	148,125	149,250
Senior notes	200,000	200,000

Total debt outstanding	348,125	349,250
Unamortized debt discount	(1,208)	(1,332)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$345,417	$346,418

Senior Secured Credit Facility—Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility. As of July 31, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,917, net of discount) under the term facility and $5,895 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate, which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.05:1.00 and a maximum leverage ratio of 5.00:1.00 as of July 31, 2011. The financial covenants will become more restrictive through the fourth quarter of fiscal 2014. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. Oak Hill Advisors LP (an affiliate of Oak Hill) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of July 31, 2011, Oak Hill Advisors LP held approximately 9.4%, or $13,965, of our total term loan obligation. The Company was in compliance with the debt covenants as of July 31, 2011.

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

Senior notes—Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of July 31, 2011, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price. The Company’s senior notes are considered to be Level One instruments as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of July 31, 2011.

Other Information—On February 22, 2011, Entertainment Co. issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. Entertainment Co. received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. Entertainment Co. did not retain any proceeds from the note issuance. Entertainment Co. is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, Inc. nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Entertainment Co. have any material assets or operations separate from Dave & Buster’s, Inc.

Future debt obligations—The following table sets forth our future debt principal payment obligations as of July 31, 2011 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding at July 31, 2011

1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	142,125
Thereafter	200,000

Total future payments	$348,125

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 29 Day Period from May 3, 2010 to May 31, 2010

	(Successor)	(Successor)	(Predecessor)
Gross interest expense	$8,519	$8,823	$1,651
Capitalized interest	(235)	—	—
Interest income	(71)	(46)	(23)

Total interest expense, net	$8,213	$8,777	$1,628

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

	Twenty-six Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010

	(Successor)	(Successor)	(Predecessor)
Gross interest expense	$16,996	$8,823	$7,180
Capitalized interest	(398)	—	(110)
Interest income	(142)	(46)	(94)

Total interest expense, net	$16,456	$8,777	$6,976

Note 7: Income Taxes

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

In fiscal 2011, we have estimated the income tax provision for the twenty-six week period ended July 31, 2011, based on our estimated year-to-date effective tax rate. We estimated the income tax benefit for the twenty-six week period ended August 1, 2010, based on an annualized effective tax rate. As a result of the evaluation of our forecasted fiscal 2011 operating results and available FICA tips credits, we believe using the estimated year-to-date effective rate approach best reflects the income tax benefit related to the interim periods presented as of July 31, 2011, as we expect our FICA tips credit and other credits to exceed our forecasted financial net income.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of state tax regulations. As a result, we have established accruals for taxes that may become payable in future years due to audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, the issuance of statutory or administrative guidance, or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of July 31, 2011, we have accrued approximately $995 of unrecognized tax benefits, including an additional amount of approximately $1,038 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $976 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company is a member of a consolidated group that includes Entertainment Co. As of July 31, 2011, the Company owes Entertainment Co. approximately $72 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $11,934 to offset stand-alone taxable income for the fiscal year.

Note 8: Stockholders’ Equity

Accumulated comprehensive income—Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income. Our comprehensive income (loss) consisted of (in thousands):

	Thirteen Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 29 Day Period from May 3, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Net loss	$(3,118)	$(3,430)	$(6,049)
Unrealized foreign currency translation gain (loss)	(26)	182	(147)

Total comprehensive loss	$(3,144)	$(3,248)	$(6,196)

	Twenty-Six Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Net Income (loss)	$3,600	$(3,430)	$(2,138)
Unrealized foreign currency translation gain	219	182	49

Total comprehensive income (loss)	$3,819	$(3,248)	$(2,089)

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Other information—On September 30, 2010, Entertainment Co. repurchased $1,500 of its common stock from a former member of management, of which $1,000 was paid by the Company on behalf of Entertainment Co. prior to July 31, 2011. The Company has accrued $500 for the remaining purchase price.

On February 25, 2011, Entertainment Co. used the majority of the net proceeds it received from the issuance of the senior discount notes discussed in Note 6 to repurchase a portion of its common stock from its stockholders.

On March 23, 2011, Entertainment Co. sold to a member of management seventy-five newly issued shares of its common stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, Entertainment Co. repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of Entertainment Co., paid $15. Entertainment Co. is holding the purchased shares as treasury stock.

Subsequent to the transactions described above, Oak Hill controls approximately 95.7% and certain members of our Board of Directors and management control approximately 4.3% of the outstanding common stock of Entertainment Co.

Note 9: Commitments and Contingencies

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

The following table sets forth our lease commitments as of July 31, 2011:

Operating Lease Obligations at July 31, 2011

1 year or less	$48,067
2 years	48,509
3 years	48,253
4 years	47,103
5 years	46,139
Thereafter	248,417

Total future payments	$486,488

The above amounts include lease commitments related to our Nashville store, which has been closed due to damage sustained during the May 2010 floods (see Note 3). Rent payments for this store have been suspended by our landlord until the store re-opens.

We have signed operating lease agreements for future sites located in Braintree, Massachusetts and Oklahoma City, Oklahoma, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

We currently have one signed lease agreement for a future site. Our commitments under this agreement is contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Note 10: Condensed Consolidating Financial Information

The senior notes (described in Note 6) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $17 and $1,626, respectively, for the twenty-six week period ended July 31, 2011 and $(149) and $(2,305), respectively, for the twenty-six week period ended August 1, 2010. There are no restrictions on cash distributions from the non-guarantor subsidiary.

July 31, 2011:

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Assets:
Current assets	$84,679	$3,460	$—	$88,139
Property and equipment, net	297,473	5,363	—	302,836
Tradenames	79,000	—	—	79,000
Goodwill	272,359	—	—	272,359
Investment in sub	4,099	—	(4,099)	—
Other assets and deferred charges	30,366	82	—	30,448

Total assets	$767,976	$8,905	$(4,099)	$772,782

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity:
Current liabilities	$72,642	$4,761	$—	$77,403
Deferred income taxes	31,762	—	—	31,762
Deferred occupancy costs	61,527	45	—	61,572
Other liabilities	12,357	—	—	12,357
Long-term debt, less current installments, net of unamortized discount (Note 6)	345,417	—	—	345,417
Stockholders’ equity	244,271	4,099	(4,099)	244,271

Total liabilities and stockholders’ equity	$767,976	$8,905	$(4,099)	$772,782

January 30, 2011:

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s

	Guarantors	Non-Guarantors	Adjustments	Inc.
Assets:
Current assets	$74,547	$2,144	$—	$76,691
Property and equipment, net	299,372	5,447	—	304,819
Tradenames	79,000	—	—	79,000
Goodwill	272,626	—	—	272,626
Investment in sub	4,000	—	(4,000)	—
Other assets and deferred charges	31,328	78	—	31,406

Total assets	$760,873	$7,669	$(4,000)	$764,542

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s

	Guarantors	Non-Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity:
Current liabilities	$78,232	$3,645	$—	$81,877
Deferred income taxes	24,702	—	—	24,702
Deferred occupancy costs	58,993	24	—	59,017
Other liabilities	12,698	—	—	12,698
Long-term debt, less current installments, net of unamortized discount (Note 6)	346,418	—	—	346,418
Stockholders’ equity	239,830	4,000	(4,000)	239,830

Total liabilities and stockholders’ equity	$760,873	$7,669	$(4,000)	$764,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play®” all in one location, through a full menu of high-quality food and beverage items combined with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, state-of-the-art video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of July 31, 2011, we owned and operated 57 stores in 24 states and Canada. In addition, there is one franchised store operating in Canada. Our stores average 48,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Acquisition by Oak Hill

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc. and originally named Games Acquisition Corp.) (“Entertainment Co.”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”), acquired all of the outstanding common stock (the “Acquisition”) of Dave & Buster’s Holdings, Inc. (D&B Holdings) from Wellspring Capital Partners III, L.P. and HBK Main Street Investors L.P. In connection therewith, Games Merger Corp. a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Dave & Buster’s Entertainment, Inc., merged (the “Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the Merger).

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

Post-Acquisition Activity

On September 30, 2010, Entertainment Co. repurchased $1,500 of its common stock from a former member of management, of which $1,000 was paid by the Company on behalf of Entertainment Co. prior to July 31, 2011. The Company has accrued $500 for the remaining purchase price.

On February 25, 2011, Entertainment Co. used the majority the net proceeds it received from the issuance of the senior discount notes discussed in Note 6 of our Consolidated Financial Statements to repurchase a portion of its common stock from its stockholders.

On March 23, 2011, Entertainment Co. sold to a member of management seventy-five newly issued shares of its common stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, Entertainment Co. repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of Entertainment Co. paid $15. Entertainment Co. is holding the purchased shares as treasury stock.

Subsequent to the transactions described above, Oak Hill controls approximately 95.7% and certain members of our Board of Directors and management control approximately 4.3% of the outstanding common stock of Entertainment Co.

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

Presentation of Operating Results

Accounting principles generally accepted in the United States require operating results of the Company prior to the June 1, 2010 Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2011 relate to the 13-week period ended July 31, 2011 of the Successor. All references to the second quarter of 2010 relate to the combined 62-day period ended August 1, 2010 of the Successor and 29-day period ended May 31, 2010 of the Predecessor. All references to the year-to-date fiscal year 2011 period relate to the 26-week period ended July 31, 2011 of the Successor. All references to the year-to-date fiscal year 2010 period relate to the combined 62 day period ended August 1, 2010 of the Successor and 120 day period ended May 31, 2010 of the Predecessor.

We have prepared our discussion of second quarter 2010 and year-to-date fiscal year 2010 results of operations by combining the Predecessor and Successor results of operations and cash flows and comparing the combined data to the results of second quarter 2011 and year-to-date fiscal year 2011. The results for the Successor period include the impacts of applying purchase accounting. However, we believe that the discussion of our combined operational results is appropriate as we highlight operational changes as well as purchase accounting related items.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue—Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended July 31, 2011, we derived 35.4% of our total revenue from food sales, 14.2% from beverage sales, 49.4% from amusement sales and 1.0% from other sources. For the twenty-six weeks ended July 31, 2011, we derived 35.0% of our total revenue from food sales, 14.8% from beverage sales, 49.2% from amusement sales and 1.0% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guest the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. We also offer “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesdays.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products—Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended July 31, 2011, the cost of food products averaged 24.3% of food revenue and the cost of beverage products averaged 23.9% of beverage revenue. The amusement and other cost of products averaged 15.9% of amusement and other revenues. For the twenty-six weeks ended July 31, 2011, the cost of food products averaged 24.4% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 14.8% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

	Thirteen Weeks Ended July 31, 2011		62 Day Period from June 1, 2010 to August 1, 2010		29 Day Period from May 3, 2010 to May 31, 2010		Thirteen Weeks Ended August 1, 2010		Thirteen Weeks Ended August 1, 2010
	(Successor)		(Successor)		(Predecessor)		(Combined)		(Pro forma)(1)
Food and beverage revenues	$63,877	49.6%	$45,438	49.7%	$19,113	52.5%	$64,551	50.5%	$64,551	50.5%
Amusement and other revenues	64,787	50.4	46,047	50.3	17,318	47.5	63,365	49.5	63,365	49.5

Total revenues	128,664	100.0	91,485	100.0	36,431	100.0	127,916	100.0	127,916	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	15,440	24.2	10,856	23.9	4,540	23.8	15,396	23.9	15,396	23.9
Cost of amusement and other (as a percentage of amusement and other revenues)	10,305	15.9	7,963	17.3	2,856	16.5	10,819	17.1	10,819	17.1

Total cost of products	25,745	20.0	18,819	20.6	7,396	20.3	26,215	20.5	26,215	20.5
Operating payroll and benefits	31,012	24.1	21,884	23.9	10,501	28.8	32,385	25.3	32,385	25.3
Other store operating expenses	45,230	35.2	29,919	32.7	14,197	39.0	44,116	34.5	44,304	34.6
General and administrative expenses(2)	8,614	6.7	9,130	10.0	8,446	23.2	17,576	13.8	7,877	6.2
Depreciation and amortization expense	13,225	10.3	8,992	9.8	3,724	10.2	12,716	9.9	12,892	10.1
Pre-opening costs	1,431	1.1	19	0.0	258	0.7	277	0.2	277	0.2

Total operating costs	125,257	97.4	88,763	97.0	44,522	122.2	133,285	104.2	123,950	96.9

Operating income (loss)	3,407	2.6	2,722	3.0	(8,091)	(22.2)	(5,369)	(4.2)	3,966	3.1
Interest expense, net	8,213	6.3	8,777	9.6	1,628	4.5	10,405	8.1	8,383	6.6

Loss before income tax benefit	(4,806)	(3.7)	(6,055)	(6.6)	(9,719)	(26.7)	(15,774)	(12.3)	(4,417)	(3.5)
Income tax benefit	(1,688)	(1.3)	(2,625)	(2.9)	(3,670)	(10.1)	(6,295)	(4.9)	(1,763)	(1.4)

Net loss	$(3,118)	(2.4)%	$(3,430)	(3.7)%	$(6,049)	(16.6)%	$(9,479)	(7.4)%	$(2,654)	(2.1)%

Change in comparable store sales(3)		1.9%						(4.8)%

(1)

The supplemental unaudited pro forma statement of operations for the thirteen weeks ended August 1, 2010 gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consists primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits.

(2)

General and administrative expenses during the 62-day period ended August 1, 2010 of the Successor and the 29-day period ended May 31, 2010 of the Predecessor includes $4,100 and $4,120 of transaction costs, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan.

(3)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Thirteen Weeks Ended July 31, 2011 Compared to Thirteen Weeks Ended August 1, 2010

Revenues

Total revenues were $128,664 for the thirteen weeks ended July 31, 2011, $91,485 for the 62 day period ended August 1, 2010 (Successor), and $36,431 for the 29 day period ended May 31, 2010 (Predecessor). During the second quarter of fiscal 2011, our revenue mix was 49.6% for food and beverage and 50.4% for amusement and other. For the Successor period of fiscal 2010, our revenue mix was 49.7% for food and beverage and 50.3% for amusement and other, whereas during the Predecessor period, the mix was 52.5% for food and beverage and 47.5% for amusement and other. The following discussion of revenues has been prepared by comparing the second quarter of fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations for the second quarter of 2010.

Total revenues increased $748, or 0.6%, in the second quarter of 2011 compared to the pro forma revenues of second quarter of 2010.

The increased revenues were derived from the following sources:

Comparable stores	$2,335
Non comparable stores - operating	(631)
Non comparable stores - closure of store in Dallas, Texas	(784)
Other	(172)

Total	$748

Comparable store revenue increased $2,335, or 1.9%, in the second quarter of 2011 compared to the second quarter of 2010. Comparable special events revenues, which accounted for 12.5% of consolidated comparable store revenue in the second quarter of 2011, increased $1,103, or 7.7%, in the second quarter of 2011 compared to the second quarter of 2010. Comparable walk-in revenues, which accounted for 87.5% of consolidated comparable store revenue in the second quarter of 2011, increased $1,232, or 1.2%, compared to the second quarter of 2010.

Sales grew in each component of our business, but the growth was led by amusement revenue. Comparable store amusements and other revenues in the second quarter of 2011 increased by $2,036, or 3.4%, to $62,272 from $60,236 in the second quarter of 2010. The growth in amusement sales was sparked primarily by strategic investments in new games and game price increases implemented in the third quarter of 2010. Food sales at comparable stores increased by $232, or 0.5%, to $43,771 in the second quarter of 2011 from $43,539 in the second quarter of 2010. Beverage sales at comparable stores increased by $67, or 0.4%, to $17,673 in the second quarter of 2011 from $17,606 in the second quarter of 2010.

Non-comparable store revenues decreased by a total of $1,415. The non-comparable store revenue decline was driven, in part, by a $784 revenue reduction related to the May 2, 2011 closure of a store in Dallas, Texas.

Our revenue mix was 35.4% for food, 14.2% for beverage, and 50.4% for amusements and other for the second quarter of 2011. This compares to 35.9%, 14.6%, and 49.5%, respectively, for the second quarter of 2010.

Cost of products

The total cost of products was $25,745 for the thirteen weeks ended July 31, 2011, $18,819 for the 62 day period ended August 1, 2010 (Successor), and $7,396 for the 29 day period ended May 31, 2010 (Predecessor). The total cost of products as a percentage of total revenues was 20.0%, 20.6%, and 20.3% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The following discussion of costs of products has been prepared by comparing the second quarter of fiscal 2011 to the pro forma results of operations for the second quarter of 2010.

Cost of food and beverage increased to $15,440 in the second quarter of 2011 compared to the pro forma cost of food and beverage of $15,396 in the second quarter of 2010 due to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 24.2% for the second quarter of 2011 from 23.9% for the second quarter of 2010. Increased cost pressure in most of our food and beverage product offerings was partially offset by reduced poultry costs.

Cost of amusement and other decreased to $10,305 in the second quarter of 2011 compared to the pro forma cost of amusement and other of $10,819 in the second quarter of 2010. The costs of amusements and other, as a percentage of amusement and other revenues, decreased 120 basis points to 15.9% for the second quarter of 2011 compared to 17.1% for the second quarter of 2010. This decrease is primarily a result of lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle, and select game price increases.

20

Operating payroll and benefits

Operating payroll and benefits were $31,012 for the thirteen weeks ended July 31, 2011, $21,884 for the 62 day period ended August 1, 2010 (Successor), and $10,501 for the 29 day period ended May 31, 2010 (Predecessor). Operating payroll and benefits as a percentage of total revenues was 24.1%, 23.9%, and 28.8% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The decrease in operating payroll and benefits, as a percentage of revenues, in both the second quarter of 2011 and the 62 days of the Successor period of fiscal 2010, compared to the 29 days of the Predecessor period of fiscal 2010, was driven primarily by a continued focus on labor scheduling and favorable sales leverage. The following discussion of operating payroll and benefits has been prepared by comparing the second quarter of 2011 to the unaudited pro forma results of operations for the second quarter of 2010.

Operating payroll and benefits decreased by $1,373, or 4.2%, to $31,012 in the second quarter of 2011 compared to the pro forma operating payroll and benefits of $32,385 in the second quarter of 2010. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 120 basis points to 24.1% of revenues in the second quarter of 2011 from 25.3% of revenues in the second quarter of 2010. This decrease in the percentage of revenue was primarily driven by the initiatives described above. In addition, benefit costs were lower in the second quarter of 2011 due, in part, to favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses were $45,230 for the thirteen weeks ended July 31, 2011, $29,919 for the 62 day period ended August 1, 2010 (Successor), and $14,197 for the 29 day period ended May 31, 2010 (Predecessor). Other store operating expenses as a percentage of total revenues were 35.2%, 32.7%, and 39.0% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. Other store operating expenses, as a percentage of total revenues, were lower in both of the Successor periods in comparison to the Predecessor period primarily as a result of the leveraging impact of higher comparable store sales in the Successor periods, partially offset by increases in occupancy expenses as a result of fair value adjustments related to various leases made in connection with the application of purchase accounting. The increase in other store operating expenses in the second quarter of fiscal 2011 over the Successor period of 2010 was primarily driven by the recognition of $200 in casualty losses incurred at our closed store located in Dallas, Texas, which closed during the second quarter of 2011, and increased costs associated with local store marketing initiatives. The following discussion of other store operating expenses has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations for the second quarter of 2010.

Other store operating expenses increased by $926, or 2.1%, to $45,230 in the second quarter of 2011 compared to the pro forma other store operating expense of $44,304 in the second quarter of 2010. The increase in other operating expense was primarily driven by increased charges related to promotional initiatives, additional occupancy expenses related to new store openings, and recognition of an asset impairment related to the closure of a store located in Dallas, Texas, on May 2, 2011. These increases were partially offset by expense reductions associated with the timing of national marketing activities.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses were $8,614 for the second quarter of 2011, $9,130 for the 62 day period ended August 1, 2010 (Successor), and $8,446 for the 29 day period ended May 31, 2010 (Predecessor). General and administrative expenses as a percentage of total revenues were 6.7%, 10.0% and 23.2% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The increase in general and administrative costs as a percentage of sales for both the Successor and Predecessor periods of fiscal 2010 is driven primarily by professional fees incurred as a result of the Acquisition of $4,100 and $4,120, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan. The following discussion of general and administrative expenses has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations for the second quarter of 2010.

General and administrative expenses increased by $737, or 9.4%, to $8,614 in the second quarter of 2011 compared to the pro forma general and administrative expenses of $7,877 in the second quarter of 2010. General and administrative expenses, as a percentage of total revenues, increased 50 basis points to 6.7% of revenues for the second quarter of 2011 from 6.2% of revenues in the second quarter of 2010. This increase was primarily driven by increased professional and consulting fees incurred in the second quarter of 2011.

Depreciation and amortization expense

Depreciation and amortization expenses were $13,225 for the thirteen weeks ended July 31 2011, $8,992 for the 62 day period ended August 1, 2010 (Successor), and $3,724 for the 29 day period ended May 31, 2010 (Predecessor). Depreciation and amortization expenses as a percentage of total revenues were 10.3%, 9.8% and 10.2% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The following discussion of depreciation and amortization expenses has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations for the second quarter of 2010.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $333, or 2.6%, to $13,225 in the second quarter of 2011 compared to the pro forma depreciation and amortization expense of $12,892 in the second quarter of 2010. The increase was driven by higher depreciation associated with new store openings and maintenance capital expenditures. This increase was partially offset by the absence of depreciation related to assets that were fully depreciated prior to the beginning of fiscal 2011.

Pre-opening costs

Pre-opening costs were $1,431 for the thirteen weeks ended July 31, 2011, $19 for the 62 day period ended August 1, 2010 (Successor), and $258 for the 29 day period ended May 31, 2010 (Predecessor). Pre-opening costs as a percentage of total revenues were 1.1%, 0.0%, and 0.7% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The increase in pre-opening costs as a percentage of total revenues in the second quarter of fiscal 2011 is driven primarily by higher pre-opening costs associated with Orlando, a large format store which opened on July 18, 2011. The following discussion of pre-opening costs has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations for the second quarter of fiscal 2010.

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $1,154 to $1,431 in the second quarter of 2011 compared to the pro forma pre-opening costs of $277 in the second quarter of 2010 due to shifts in the timing of new store openings. During the second quarter of 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011. During the second quarter of 2010, our pre-opening costs were primarily attributable to our Roseville, California store, which opened for business on May 3, 2010.

Interest expense

Total net interest expense was $8,213 for the thirteen weeks ended July 31, 2011, $8,777 for the 62 day period ended August 1, 2010 (Successor), and $1,628 for the 29 day period ended May 31, 2010 (Predecessor). Net interest expense as a percentage of total revenues was 6.3%, 9.6%, and 4.5% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The increase in interest expense as a percentage of total revenues in the two Successor periods is driven primarily by increased debt levels as a result of the Acquisition. The Successor period increases were also driven by higher debt cost amortization resulting from the Acquisition and new debt structure. The negative impact of higher debt levels on the two Successor periods interest expense was partially offset by favorable rate variances on the new debt. The Predecessor period was negatively impacted by $3,000 in fees associated with a temporary bridge financing agreement, partially offset by the derecognition of $800 in previously recognized interest expense related to the termination of our pre-acquisition swap agreement. The following discussion of interest expense has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations of the second quarter of fiscal 2010.

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, adjustments to mark the interest rate swap contracts to fair value (for the Predecessor period only), and any interest income earned. Interest expense decreased by $170 to $8,213 in the second quarter of 2011 compared to the pro forma net interest expense of $8,383 in the second quarter of 2010.

Income tax benefits

The income tax benefit was $1,688 for the second quarter of fiscal 2011, $2,625 for the 62 day period ended August 1, 2010 (Successor), and $3,670 for the 29 day period ended May 31, 2010 (Predecessor). The following discussion of income taxes has been prepared by comparing the second quarter of fiscal 2011 to the unaudited pro forma results of operations for the second quarter of 2010.

22

Benefit for income taxes consisted of an aggregate income tax benefit of $1,688 in the second quarter of 2011, compared to a pro forma income tax benefit of $1,763 in the second quarter of 2010. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended July 31, 2011, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At July 31, 2011, we estimate an increase in our valuation allowance for the year ending January 29, 2012 in the amount of $569 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of July 31, 2011, we have accrued approximately $995 of unrecognized tax benefits and approximately $1,038 of penalties and interest. During the thirteen weeks ended July 31, 2011, we decreased our unrecognized tax benefit by $20 and increased our accrual for interest and penalties by $38. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $976 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2006.

The Company is a member of a consolidated group that includes Entertainment Co. As of July 31, 2011, the Company owes Entertainment Co. approximately $72 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $11,934 to offset stand-alone taxable income for the fiscal year.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statement of operations.

	Twenty-Six Weeks Ended July 31, 2011		62 Day Period from June 1, 2010 to August 1, 2010		120 Day Period from February 1, 2010 to May 31, 2010		Twenty-Six Weeks Ended August 1, 2010		Twenty-Six Weeks Ended August 1, 2010
	(Successor)		(Successor)		(Predecessor)		(Combined)		(Proforma)(1)
Food and beverage revenues	$138,139	49.8%	$45,438	49.7%	$90,470	50.8%	$135,908	50.4%	$135,908	50.4%
Amusement and other revenues	139,128	50.2	46,047	50.3	87,536	49.2	133,583	49.6	133,583	49.6

Total revenues	277,267	100.0	91,485	100.0	178,006	100.0	269,491	100.0	269,491	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	33,392	24.2	10,856	23.9	21,817	24.1	32,673	24.0	32,673	24.0
Cost of amusement and other (as a percentage of amusement and other revenues)	20,652	14.8	7,963	17.3	13,442	15.4	21,405	16.0	21,405	16.0

Total cost of products	54,044	19.5	18,819	20.6	35,259	19.8	54,078	20.1	54,078	20.1
Operating payroll and benefits	65,278	23.5	21,884	23.9	43,969	24.7	65,853	24.4	65,853	24.4
Other store operating expenses	90,335	32.6	29,919	32.7	59,802	33.6	89,721	33.3	90,392	33.6
General and administrative expenses(2)	17,425	6.3	9,130	10.0	17,064	9.6	26,194	9.7	16,515	6.2
Depreciation and amortization expense	26,295	9.5	8,992	9.8	16,224	9.1	25,216	9.4	26,241	9.7
Pre-opening costs	2,171	0.8	19	0.0	1,447	0.8	1,466	0.5	1,466	0.5

Total operating costs	255,548	92.2	88,763	97.0	173,765	97.6	262,528	97.4	254,545	94.5

Operating income	21,719	7.8	2,722	3.0	4,241	2.4	6,963	2.6	14,946	5.5
Interest expense, net	16,456	5.9	8,777	9.6	6,976	3.9	15,753	5.8	16,602	6.1

Income (loss) before provision (benefit) for income taxes	5,263	1.9	(6,055)	(6.6)	(2,735)	(1.5)	(8,790)	(3.2)	(1,656)	(0.6)
Provision (benefit) for income taxes	1,663	0.6	(2,625)	(2.9)	(597)	(0.3)	(3,222)	(1.2)	(607)	(0.2)

Net income (loss)	$3,600	1.3%	$(3,430)	(3.7)%	$(2,138)	(1.2)%	$(5,568)	(2.0)%	$(1,049)	(0.4)%

Cash provided by (used in):
Operating activities	$27,772		$(4,629)		$11,295		$6,666
Investing activities	(25,830)		(90,394)		(12,975)		(103,369)
Financing activities	(2,093)		97,909		(125)		97,784
Change in comparable store sales(3)		4.2%						(3.7)%
Stores open at end of period(4)		58						58
Comparable stores open at end of period(3)		47						48

(1)

The supplemental unaudited pro forma statement of operations for the twenty-six weeks ended August 1, 2010 gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consists primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits.

(2)

General and administrative expenses during the 62-day period ended August 1, 2010 of the Successor and 120 day period ended May 31, 2010 of the Predecessor includes $4,100 and $4,280 of transaction costs, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan.

(3)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(4)

The number of stores open at July 31, 2011 includes our store in Orlando, Florida, which opened on July 18, 2011. It also includes one franchise location in Canada and our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding. The Nashville location remains closed as of July 31, 2011 and is expected to open in the fourth quarter of 2011.

Twenty-Six Weeks Ended July 31, 2011 Compared to Twenty-Six Weeks Ended August 1, 2010

Revenues

Total revenues were $277,267 for the twenty-six weeks ended July 31, 2011, $91,485 for the 62 day period ended August 1, 2010 (Successor), and $178,006 for the 120 day period ended May 31, 2010 (Predecessor). During fiscal 2011, our revenue mix was 49.8% for food and beverage and 50.2% for amusement and other. For the Successor period of fiscal 2010, our revenue mix was 49.7% for food and beverage and 50.3% for amusement and other, whereas during the Predecessor period, the mix was 50.8% for food and beverage and 49.2% for amusement and other. The following discussion of revenues has been prepared by comparing the twenty-six weeks ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six weeks ended August 1, 2010.

Total revenues increased $7,776, or 2.9%, to $277,267 for the twenty-six weeks ended July 31, 2011 compared to the pro forma revenues of $269,491 for the twenty-six weeks ended August 1, 2010.

The increased revenues were derived from the following sources:

Comparable stores	$10,828
Non comparable stores - operating	638
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(2,745)
Non comparable stores - closure of store in Dallas, Texas	(784)
Other	(161)

Total	$7,776

Comparable stores revenue increased by approximately $10,828, or 4.2%, for the twenty-six weeks ended July 31, 2011 compared to the twenty-six weeks ended August 1, 2010. Comparable special events revenues, which accounted for 11.0% of consolidated comparable stores revenue for the twenty-six weeks ended July 31, 2011, increased $2,305, or 8.5%, compared to the twenty-six weeks ended August 1, 2010. The walk-in component of our comparable store sales increased by $8,523, or 3.7%.

Sales grew in each component of our business, but the growth was led by amusements revenue. Comparable store amusements and other revenues in the twenty-six weeks ended July 31, 2011 increased by $6,973, or 5.5%, to $133,958 from $126,985 in the twenty-six weeks ended August 1, 2010. The growth in amusement sales was sparked primarily by local marketing efforts, the impact of game price increases in the fiscal third quarter of 2010 and strategic game purchases designed to increase the appeal of our amusement offerings.

Food sales at the comparable stores increased by $2,993, or 3.3%, to $93,080 in the twenty-six weeks ended July 31, 2011 from $90,087 in the twenty-six weeks ended August 1, 2010. Beverage sales at comparable stores increased by $862, or 2.2%, to $39,692 in the twenty-six weeks ended July 31, 2011 from $38,830 in the twenty-six weeks ended August 1, 2010.

Non-comparable store revenues decreased by a total of $2,891. There were increased revenues from new stores opened of $638, which were more than offset by a $2,745 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee and a $784 revenue reduction related to the closure of a store in Dallas, Texas.

Our revenue mix was 35.0% for food, 14.9% for beverage and 50.1% for amusement and other for the twenty-six weeks ended July 31, 2011. This compares to 35.2%, 15.2%, and 49.6%, respectively, for the twenty-six weeks ended August 1, 2010.

Cost of products

The total cost of products was $54,044 for the twenty-six weeks ended July 31, 2011, $18,819 for the 62 day period ended August 1, 2010 (Successor), and $35,259 for the 120 day period ended May 31, 2010 (Predecessor). The total cost of products as a percentage of total revenues was 19.5%, 20.6%, and 19.8% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The following discussion of costs of products has been prepared by comparing the twenty-six weeks ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six weeks ended August 1, 2010.

Cost of food and beverage revenues increased to $33,392 for the twenty-six weeks ended July 31, 2011 compared to the pro forma cost of food and beverage of $32,673 for the twenty-six weeks ended August 1, 2010. Cost of food and beverage products, as a percent of food and beverage revenues, increased 20 basis points to 24.2% for the twenty-six weeks ended July 31, 2011 compared to 24.0% for the twenty-six weeks ended August 1, 2010. Increased cost pressure in our beverage costs and meat, produce and seafood products was partially offset by reduced poultry, groceries and dairy costs.

Cost of amusement and other revenues decreased to $20,652 for the twenty-six weeks ended July 31, 2011 compared to the pro forma cost of amusement and other of $21,405 for the twenty-six weeks ended August 1, 2010. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 120 basis points to 14.8% for the twenty-six weeks ended July 31, 2011 compared to 16.0% for the twenty-six weeks ended August 1, 2010. This decrease is primarily a result of lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle, and select game price increases.

Operating payroll and benefits

Operating payroll and benefits were $65,278 for the twenty-six weeks ended July 31, 2011, $21,884 for the 62 day period ended August 1, 2010 (Successor), and $43,969 for the 120 day period ended May 31, 2010 (Predecessor). Operating payroll and benefits as a percentage of total revenues was 23.5%, 23.9%, and 24.7% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The decrease in operating payroll and benefits, as a percentage of total revenues, in both the twenty-six weeks ended July 31, 2011 and the 62 days of the Successor period of fiscal 2010, compared to the 120 days of the Predecessor period of fiscal 2010, was driven primarily by a continued focus on labor scheduling and favorable sales leverage. The following discussion of operating payroll and benefits has been prepared by comparing the twenty-six weeks ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six weeks ended August 1, 2010.

Operating payroll and benefits decreased by $575, or 0.9%, to $65,278 in the twenty-six weeks ended July 31, 2011 compared to the pro forma operating payroll and benefits of $65,853 in the twenty-six weeks ended August 1, 2010. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 90 basis points to 23.5% of revenues for the twenty-six weeks ended July 31, 2011 from 24.4% of revenues for the same period of 2010. This decrease in the percentage of revenue was primarily driven by the initiatives described above. In addition, benefit costs were lower in the twenty-six weeks ended July 31, 2011, due, in part, to favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses were $90,335 for the twenty-six weeks ended July 31, 2011, $29,919 for the 62 day period ended August 1, 2010 (Successor), and $59,802 for the 120 day period ended May 31, 2010 (Predecessor). Other store operating expenses as a percentage of total revenues were 32.6%, 32.7%, and 33.6% for the second quarter of 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Other store operating expenses in both Successor periods were reduced by the recognition of business interruption recoveries of $1,952 for the 26 weeks ended July 31, 2011, and $760 for the 62 day period ended August 1, 2010. Additionally, $798 of gains from property related reimbursements stemming from the closure of our Nashville location due to flooding were recognized during the 26 weeks ended July 31, 2011. Additionally, other store operating expenses, as a percentage of total revenues, were favorably impacted during the twenty-six weeks ended July

24

31, 2011 by lower related to estimated general liability and workers’ compensation claims related expenses, as well as reduced marketing charges. These expense reductions for the twenty-six weeks ended July 31, 2011 were partially offset by the recognition of $200 in casualty losses and $300 impairment and closure charges related to a store located in Dallas, Texas, which closed on May 2, 2011. The following discussion of other store operating expenses has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

Other store operating expenses decreased by $57, or 0.1%, to $90,335 in the twenty-six weeks ended July 31, 2011 compared to the pro forma other store operating expenses of $90,392 in the twenty-six weeks ended August 1, 2010. Other store operating expenses, as a percentage of revenues, decreased by 100 basis points to 32.6% of revenue for the twenty-six weeks ended July 31, 2011 from 33.6% for the twenty-six weeks ended August 1, 2010. This decrease in other store operating expenses, as a percentage of revenues, was primarily driven by the factors described above.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses were $17,425 for the twenty-six weeks ended July 31, 2011, $9,130 for the 62 day period ended August 1, 2010 (Successor), and $17,064 for the 120 day period ended May 31, 2010 (Predecessor). General and administrative expenses as a percentage of total revenues were 6.3%, 10.0% and 9.6% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 29 day period ended May 31, 2010 (Predecessor), respectively. The increase in general and administrative costs as a percentage of sales for both the Successor and Predecessor periods of fiscal 2010 is driven primarily by professional fees incurred as a result of the Acquisition of $4,100 and $4,280, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan. The following discussion of general and administrative expenses has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

General and administrative expenses increased by $910, or 5.5%, to $17,425 for the twenty-six weeks ended July 31, 2011, compared to the pro forma general and administrative expenses of $16,515 for the twenty-six weeks ended August 1, 2010. General and administrative expenses, as a percentage of total revenues, increased 10 basis points to 6.3% of revenue for the twenty-six weeks ended July 31, 2011 from 6.2% for the twenty-six weeks ended August 1, 2010. The increase is due to increased professional and consulting fees incurred in the second quarter of fiscal 2011.

Depreciation and amortization expense

Depreciation and amortization expenses were $26,295 for the twenty-six weeks ended July 31 2011, $8,992 for the 62 day period ended August 1, 2010 (Successor), and $16,224 for the 120 day period ended May 31, 2010 (Predecessor). Depreciation and amortization expenses as a percentage of total revenues were 9.5%, 9.8% and 9.1% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Increase in depreciation expense as a percentage of total revenues in both Successor periods was driven by higher depreciation associated with the net increases in the fair value and changes in estimated useful lives of certain assets as a result of the Acquisition. The following discussion of depreciation and amortization expenses has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $54, or 0.2%, to $26,295 for the twenty-six weeks ended July 31, 2011 compared to the pro forma depreciation and amortization expenses of $26,241 for the twenty-six weeks ended August 1, 2010. This increase is primarily a result of higher depreciation associated with new store openings and maintenance capital expenditures, partially offset by the absence of depreciation related to assets that were fully depreciated prior to the beginning of fiscal 2011.

Pre-opening costs

Pre-opening costs were $2,171 for the twenty-six weeks ended July 31, 2011, $19 for the 62 day period ended August 1, 2010 (Successor), and $1,447 for the 120 day period ended May 31, 2010 (Predecessor). Pre-opening costs as a percentage of total revenues were 0.8%, 0.0%, and 0.8% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Pre-opening costs as a percentage of total revenues is dependent on the timing of a store opening and store size format. The following discussion of pre-opening costs has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $705 to $2,171 in the twenty-six weeks ended July 31, 2011 from $1,466 in the twenty-six weeks ended August 1, 2010 due to shifts in the timing of new store openings. During the twenty-six weeks ended July 31, 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011. During the twenty-six weeks ended August 1, 2010, our pre-opening costs were primarily attributable to two new stores in Wauwatosa (Milwaukee), Wisconsin and Roseville, California, which opened for business on March 1, 2010 and May 3, 2010, respectively.

Interest expense

Total net interest expense was $16,456 for the twenty-six weeks ended July 31, 2011, $8,777 for the 62 day period ended August 1, 2010 (Successor), and $6,976 for the 120 day period ended May 31, 2010 (Predecessor). Net interest expense as a percentage of total revenues was 5.9%, 9.6%, and 3.9% for the twenty-six weeks ended July 31, 2011, the 62 day period ended August 1, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The increase in interest expense as a percentage of total revenues in the two Successor periods is driven primarily by increased debt levels as a result of the Acquisition. The Successor period increases were also driven by higher debt cost amortization resulting from the Acquisition and new debt structure. The negative impact of higher debt levels on the two Successor periods interest expense was partially offset by favorable rate variances on the new debt. The Predecessor period was negatively impacted by $3,000 in fees associated with a temporary bridge financing agreement, partially offset by the derecognition of $800 in previously recognized interest expense related to the termination of our pre-acquisition swap agreement. The following discussion of interest expense has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value (for the Predecessor period only) and any interest income earned. Interest expense decreased by $146, or 0.9%, to $16,456 for the twenty-six weeks ended July 31, 2011 compared to the pro forma net interest expense of $16,602 for the twenty-six weeks ended August 1, 2010.

Provision for income taxes

There was an income tax provision of $1,663 for the twenty-six weeks ended July 31, 2011, an income tax benefit of $2,625 for the 62 day period ended August 1, 2010 (Successor), and an income tax benefit of $597 for the 120 day period ended May 31, 2010 (Predecessor). The following discussion of benefit for income taxes has been prepared by comparing the twenty-six week period ended July 31, 2011 to the unaudited pro forma results of operations for the twenty-six week period ended August 1, 2010.

Provision for income taxes consisted of an aggregate income tax expense of $1,663 for the twenty-six weeks ended July 31, 2011 and a pro forma tax benefit of $607 for the twenty-six weeks ended August 1, 2010. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended July 31, 2011, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At July 31, 2011, we estimate an increase in our valuation allowance for the year ending January 29, 2012 in the amount of $569 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of July 31, 2011, we have accrued approximately $995 of unrecognized tax benefits and approximately $1,038 of penalties and interest. During the twenty-six weeks ended July 31, 2011, we increased our unrecognized tax benefit by $115 and increased our accrual for interest and penalties by $95. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $976 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2006.

The Company is a member of a consolidated group that includes Entertainment Co. As of July 31, 2011, the Company owes Entertainment Co. approximately $72 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $11,934 to offset stand-alone taxable income for the fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of July 31, 2011, we had cash and cash equivalents of $34,256, net working capital of $10,736 and outstanding debt obligations of $348,125 ($346,917 net of discount). We also had $44,105 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

In the past we have had, and anticipate that in the future we will have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our senior secured credit facility and senior notes.

Short-term liquidity requirements—We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of July 31, 2011 we expect our short-term liquidity requirements to include (a) $65,736 of capital expenditures (net of cash contributions from landlords), (b) $32,088 of debt service payments, including $1,500 in principal payments and $30,588 in interest and (c) lease obligation payments of $48,067.

Long-term liquidity requirements—We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores and payments of scheduled debt obligations. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, and borrowings under our senior secured credit facility.

We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

We believe the cash flows from operations, together with our existing cash balances and borrowings under the senior secured credit facility described below, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Indebtedness

Senior Secured Credit Facility—Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of July 31, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,917, net of discount) under the term facility and $5,895 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 6.2% for the twenty-six weeks ended July 31, 2011.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loans near the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date.

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of July 31, 2011, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of July 31, 2011.

Covenants —On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. Oak Hill Advisors LP (an affiliate of Oak Hill) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of July 31, 2011, Oak Hill Advisors LP held approximately 9.4%, or $13,965, of our total term loan obligation. The Company was in compliance with the debt covenants as of July 31, 2011.

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

Other Information— On February 22, 2011, Dave & Buster’s Parent, Inc. (now known as Entertainment Co.) issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. Entertainment Co. received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. Entertainment Co. did not retain any proceeds from the note issuance. Entertainment Co. is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, Inc. nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor Entertainment Co. have any material assets or operations separate from Dave & Buster’s, Inc.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-six Weeks Ended July 31, 2011	For the 62 Day Period from June 1, 2010 to August 1, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Twenty-six Weeks Ended August 1, 2010
	(Successor)	(Successor)	(Predecessor)	(Combined)
Net cash provided by (used in):
Operating activities	$27,772	$(4,629)	$11,295	$6,666
Investing activities	(25,830)	(90,394)	(12,975)	(103,369)
Financing activities	(2,093)	97,909	(125)	97,784

Net cash provided by operating activities was $27,772 for the twenty-six weeks ended July 31, 2011 compared to cash provided by operating activities of $6,666 for the twenty-six weeks ended August 1, 2010. Improved cash flows from operations were driven primarily by the absence of costs related to the Acquisition in fiscal 2011. During the twenty-six weeks ended August 1, 2010, the Company incurred approximately $11,523 in transaction costs and $3,000 in additional interest charges related to the Acquisition. Additional cash flows for the twenty-six weeks ended July 31, 2011 were generated from improved store sales.

Net cash used in investing activities was $25,830 for the twenty-six weeks ended July 31, 2011 compared to $103,369 for the twenty-six weeks ended August 1, 2010. Net cash used in investing activities decreased in fiscal 2011 due to the absence of Acquisition related activity in fiscal 2010, partially offset by increased capital expenditures in fiscal 2011. Net cash used for Acquisition related investing activities was $85,305 in the fiscal 2010. Capital expenditures increased $8,565 to $26,632 in fiscal 2011 from $18,067 in fiscal 2010. This increase was driven primarily by additional expenditures of $8,728 related to new store development. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2011. See Note 3 of our Consolidated Financial Statements for further discussion regarding this casualty loss.

Net cash used by financing activities was $2,093 for the twenty-six weeks ended July 31, 2011 compared to cash provided in financing activities of $97,784 for the twenty-six weeks ended August 1, 2010. The decrease in net cash provided by financing activities is due to net cash received of $100,284 in fiscal 2010 as a result of debt related activities resulting from the Acquisition. The financing activities during the twenty-six weeks ended July 31, 2011 include three required payments under our term loan facility totaling $1,125 as compared to a $2,000 revolver repayment and one payment under our term loan facility of $375 made during the 62-day period ended August 1, 2010.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $78,000 ($70,000 net of cash contributions from landlords) in capital expenditures during fiscal 2011. The fiscal 2011 expenditures are expected to include approximately $58,000 ($50,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of July 31, 2011 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility(1)	$148,125	$1,500	$3,000	$143,625	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	196,067	30,588	60,922	60,557	44,000
Operating leases(3)	486,488	48,067	96,762	93,242	248,417

Total	$1,030,680	$80,155	$160,684	$297,424	$492,417

(1)

Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of July 31, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,917 net of discount) under the term facility and $5,895 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at July 31, 2011.

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

Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update regarding guidance over the disclosure requirements of fair value measurements. This update adds new requirements for disclosure about transfers into and out of Levels One and Two fair value measurements and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three fair value measurements. The guidance was effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements. The adoption of this guidance on February 1, 2010, did not have a material impact on the Company’s Consolidated Financial Statements. The guidance is effective beginning fiscal year 2011 for the disclosure requirements around Level Three measurements. This new guidance had no impact on the fair value disclosures of the Company, as the Company has no Level Three instruments.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This guidance also requires the following additional disclosures: (a) for Level Three fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level One and Level Two of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. There are no changes to the accounting for items within comprehensive income. This standard impacts presentation only and is effective for fiscal years beginning after December 15, 2011. The Company does not believe implementations of this guidance will have a material effect on its disclosure.

Significant accounting policies—There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 30, 2011.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is incorporated by reference from Note 9 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended January 30, 2011.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Datafiles

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri corporation

Date: September 13, 2011	By:	/s/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: September 13, 2011	By:	/s/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer