Form 10-Q
period 2011-10-30
DAVE & BUSTERS INC
filed 2011-12-13
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2011

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 9, 2011, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDING OCTOBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 30, 2011	January 30, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,740	$34,407
Inventories	14,633	14,231
Prepaid expenses	9,069	9,609
Deferred income taxes	13,044	7,568
Income tax receivable	—	5,861
Other current assets	3,134	5,015
Assets held for sale (Note 4)	1,570	—

Total current assets	80,190	76,691
Property and equipment (net of $69,988 and $32,707, accumulated depreciation in 2011 and 2010, respectively)	312,719	304,819
Tradenames	79,000	79,000
Goodwill	272,359	272,626
Other assets and deferred charges	31,158	31,406

Total assets	$775,426	$764,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$1,500	$1,500
Accounts payable	24,193	18,694
Accrued liabilities (Note 5)	61,354	59,864
Income taxes payable	1,332	1,434
Deferred income taxes	1,027	385

Total current liabilities	89,406	81,877
Deferred income taxes	27,332	24,702
Deferred occupancy costs	60,942	59,017
Other liabilities	12,357	12,698
Long-term debt, less current installments, net of unamortized discount (Note 6)	345,480	346,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of October 30, 2011 and January 30, 2011	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	245,645	244,792
Accumulated other comprehensive income	268	195
Accumulated deficit	(6,004)	(5,157)

Total stockholders’ equity	239,909	239,830

Total liabilities and stockholders’ equity	$775,426	$764,542

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010
	(Successor)	(Successor)
Food and beverage revenues	$59,567	$59,594
Amusement and other revenues	60,755	56,996

Total revenues	120,322	116,590
Cost of food and beverage	14,649	14,327
Cost of amusement and other	9,432	9,051

Total cost of products	24,081	23,378
Operating payroll and benefits	30,552	30,516
Other store operating expenses	42,719	43,147
General and administrative expenses	8,279	8,379
Depreciation and amortization expense	13,578	11,896
Pre-opening costs	587	371

Total operating costs	119,796	117,687

Operating income (loss)	526	(1,097)
Interest expense, net	8,097	8,388

Loss before income tax benefit	(7,571)	(9,485)
Income tax benefit	(3,124)	(3,257)

Net loss	$(4,447)	$(6,228)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Thirty-Nine Weeks Ended October 30, 2011	153 Day Period from June 1, 2010 to October 31, 2010	120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$197,706	$105,032	$90,470
Amusement and other revenues	199,883	103,043	87,536

Total revenues	397,589	208,075	178,006
Cost of food and beverage	48,041	25,183	21,817
Cost of amusement and other	30,084	17,014	13,442

Total cost of products	78,125	42,197	35,259
Operating payroll and benefits	95,830	52,400	43,969
Other store operating expenses	133,054	73,066	59,802
General and administrative expenses	25,704	17,509	17,064
Depreciation and amortization expense	39,873	20,888	16,224
Pre-opening costs	2,758	390	1,447

Total operating costs	375,344	206,450	173,765

Operating income	22,245	1,625	4,241
Interest expense, net	24,553	17,165	6,976

Loss before income tax benefit	(2,308)	(15,540)	(2,735)
Income tax benefit	(1,461)	(5,882)	(597)

Net loss	$(847)	$(9,658)	$(2,138)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Thirty-Nine Weeks ended October 30, 2011	153 Day Period from June 1, 2010 to October 31, 2010	120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(847)	$(9,658)	$(2,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	39,873	20,888	16,224
Deferred income tax benefit	(1,890)	(4,571)	(2,241)
Loss on disposal of fixed assets	1,018	512	416
Stock-based compensation charges	853	533	1,697
Business interruption reimbursement (Note 3)	(1,629)	(1,643)	(210)
Other, net	1,207	40	(11)
Changes in assets and liabilities:
Inventories	(402)	(958)	(31)
Prepaid expenses	540	(936)	(1,094)
Income tax receivable	5,861	8	(1,856)
Other current assets	1,080	(289)	729
Other assets and deferred charges	(22)	2,940	(190)
Accounts payable	5,499	(2,544)	(698)
Accrued liabilities	3,318	(2,704)	(2,137)
Income taxes payable	(149)	247	2,886
Deferred occupancy costs	1,930	555	86
Other liabilities	(341)	214	(137)
Deferred insurance proceeds (Note 3)	883	—	—

Net cash provided by operating activities	56,782	2,634	11,295

Cash flows from investing activities:
Initial investment by Oak Hill	—	245,498	—
Purchase of Predecessor stock	—	(330,803)	—
Capital expenditures	(50,183)	(10,357)	(12,978)
Insurance proceeds on Nashville property	798	—	—
Repurchase of parent shares from former executive (Note 8)	(1,000)	(500)	—
Proceeds from sales of property and equipment	29	3	3

Net cash used in investing activities	(50,356)	(96,159)	(12,975)

Cash flows from financing activities:
Repayments of long-term debt, including extinguishment fees	—	(237,625)	—
Repayments of senior secured credit facility	(1,125)	(2,750)	(125)
Borrowings under senior secured credit facility, net of unamortized discount	—	150,500	—
Borrowings under senior notes	—	200,000	—
Debt issuance costs	(968)	(12,591)	—

Net cash provided by (used in) financing activities	(2,093)	97,534	(125)

Increase (decrease) in cash and cash equivalents	4,333	4,009	(1,805)
Beginning cash and cash equivalents	34,407	14,877	16,682

Ending cash and cash equivalents	$38,740	$18,886	$14,877

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(5,540)	$(2,578)	$1,609
Cash paid for interest and related debt fees, net of amounts capitalized	$17,616	$21,914	$10,259

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Basis of Presentation

Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of October 30, 2011, there were 57 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Missouri corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc.) (“D&B Entertainment”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively “Oak Hill”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

D&B Entertainment owns no other significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries.

The ownership of Dave & Buster’s by D&B Entertainment commenced on June 1, 2010, when it acquired all of the outstanding common stock of D&B Holdings from Wellspring Capital Partners III, L.P. and HBK Main Street Investors L.P. The June 1, 2010, acquisition transactions resulted in a change in ownership of 100% of our outstanding common stock and are collectively referred to as the “Acquisition.”

Accounting principles generally accepted in the United States require operating results for the Company prior to the Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

Interim financial statements—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and thirty-nine weeks ended October 30, 2011, are not necessarily indicative of results that may be expected for any other interim period or for the year ended January 29, 2012. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 30, 2011 (including the notes thereto), as contained in our Annual Report on Form 10-K filed with the SEC.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Recent Accounting Pronouncements—In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This guidance also requires the following additional disclosures: (a) for Level Three fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level One and Level Two of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its disclosure.

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

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its disclosure.

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

Note 3: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee, causing considerable damage in our Nashville store and the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars.

During the thirty-nine weeks ended October 30, 2011, we recorded $2,622 as a reduction to “Other store operating expenses” in the Consolidated Statement of Operations related to the recovery of business interruption losses from our insurance carrier, of which $1,629 was received in fiscal 2010 and deferred until the restrictions lapsed. Additionally, during fiscal 2011, we have received $1,636 from our insurance carrier in full settlement of the casualty related receivables we recorded in fiscal 2010, $798 of which relates to property and equipment, $156 relates to inventories, and $682 relates to remediation expenses and other costs incurred as a result of the flood. We also received $883 related to preopening expenses and business interruption losses which relate to future periods and are recorded in “Other liabilities” in the Consolidated Balance Sheets. The deferred insurance proceeds will be recognized during the Company’s fourth fiscal quarter of 2011 as the restriction lapses. The build-out of our leased facility was completed as of October 30, 2011, and our landlord delivered to us assets with a fair value of $2,443, which resulted in a gain that we recorded in “Other store operating expenses” of $955. As of October 30, 2011, all receivables have been collected and we expect no further collections related to this casualty loss. The store reopened on November 28, 2011.

Note 4: Assets Held for Sale

On May 2, 2011, the Company closed one of its stores located in Dallas, Texas. The land, building and improvements and certain equipment at this location are owned assets which the Company intends to sell. In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long-lived Assets , we have reclassified assets with a fair value of approximately $1,570 from “Property and equipment, net” to “Assets held for sale” on the Consolidated Balance Sheet. Depreciation of assets was ceased as of the date they were reclassified as “Assets held for sale.”

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

Evaluations performed by the Company indicated that some of the business from the closed store has and will continue to migrate to other Buster’s locations within the Dallas market. Therefore, the historical operating results of the closed location will continue to be reported within “Operating income” in the Company’s Consolidated Statements of Operations. The closed location was sold on November 30, 2011.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Note 5: Accrued Liabilities

Accrued liabilities consist of the following:

	October 30, 2011	January 30, 2011
Interest	$11,363	$6,079
Deferred amusement revenue	9,995	9,966
Compensation and benefits	9,404	11,304
Rent	7,100	5,909
Amusement redemption liability	5,203	4,842
Property taxes	3,891	3,174
Deferred gift card revenue	3,101	3,683
Sales and use taxes	3,053	2,625
Other	8,244	12,282

Total accrued liabilities	$61,354	$59,864

Note 6: Long-Term Debt

Long-term debt consisted of the following:

	October 30, 2011	January 30, 2011
Senior secured credit facility - revolving	$—	$—
Senior secured credit facility - term	148,125	149,250
Senior notes	200,000	200,000

Total debt outstanding	348,125	349,250
Unamortized debt discount	(1,145)	(1,332)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$345,480	$346,418

Senior Secured Credit Facility—Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility. As of October 30, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,980, net of discount) under the term facility and $6,083 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate, which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.05:1.00 and a maximum leverage ratio of 5.00:1.00 as of October 30, 2011. The financial covenants will become more restrictive through the fourth quarter of fiscal 2014. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and their subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. Oak Hill Advisors, LP (“Oak Hill Advisors”) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of October 30, 2011, Oak Hill Advisors held approximately 9.4%, or $13,965, of our total term loan obligation. Oak Hill Advisors is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. The Company was in compliance with the debt covenants as of October 30, 2011.

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

Senior notes—Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 30, 2011, our $200,000 of senior notes had an approximate fair value of $210,500 based on quoted market price. The Company’s senior notes are considered to be Level One instruments as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of October 30, 2011.

Other Information—On February 22, 2011, D&B Entertainment issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. D&B Entertainment received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. D&B Entertainment did not retain any proceeds from the note issuance. D&B Entertainment is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor D&B Entertainment have any material assets or operations separate from Dave & Buster’s.

Future debt obligations—The following table sets forth our future debt principal payment obligations as of October 30, 2011 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

Debt Outstanding at October 30, 2011
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	142,125
Thereafter	200,000

Total future payments	$348,125

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010
	(Successor)	(Successor)
Gross interest expense	$8,338	$8,462
Capitalized interest	(170)	(5)
Interest income	(71)	(69)

Total interest expense, net	$8,097	$8,388

	Thirty-nine Weeks Ended October 30, 2011	For the 153 Day Period from June 1, 2010 to October 31, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Gross interest expense	$25,334	$17,285	$7,180
Capitalized interest	(568)	(5)	(110)
Interest income	(213)	(115)	(94)

Total interest expense, net	$24,553	$17,165	$6,976

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

In fiscal 2011, we have estimated the income tax provision for the thirty-nine week period ended October 30, 2011, based on our estimated year-to-date effective tax rate. We estimated the income tax benefit for the thirty-nine week period ended October 31, 2010, based on an annualized effective tax rate. As a result of the evaluation of our forecasted fiscal 2011 operating results and available FICA tips credits, we believe using the estimated year-to-date effective rate approach best reflects the income tax benefit related to the interim periods presented as of October 30, 2011, as we expect our FICA tips credit and other credits to exceed our forecasted financial net income.

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

As of October 30, 2011, we have accrued approximately $961 of unrecognized tax benefits and approximately $1,071 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $953 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 30, 2011, the Company owes D&B Entertainment approximately $125 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $10,792 to offset stand-alone taxable income for the fiscal year.

Note 8: Stockholders’ Equity

Accumulated comprehensive income—Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income. Our comprehensive loss consisted of:

	Thirteen Weeks Ended October 30, 2011	Thirteen Weeks Ended October 31, 2010

	(Successor)	(Successor)
Net loss	$(4,447)	$(6,228)
Unrealized foreign currency translation loss	(146)	(61)

Total comprehensive loss	$(4,593)	$(6,289)

	Thirty-Nine Weeks Ended October 30, 2011	For the 153 Day Period from June 1, 2010 to October 31, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010
	(Successor)	(Successor)	(Predecessor)
Net loss	$(847)	$(9,658)	$(2,138)
Unrealized foreign currency translation gain	73	121	49

Total comprehensive loss	$(774)	$(9,537)	$(2,089)

Other information—On September 30, 2010, D&B Entertainment repurchased $1,500 of its common stock from a former member of management, all of which was paid by the Company on behalf of D&B Entertainment prior to October 30, 2011.

On February 25, 2011, D&B Entertainment used the majority of the net proceeds it received from the issuance of the senior discount notes discussed in Note 6 to repurchase a portion of its common stock from its stockholders.

On March 23, 2011, D&B Entertainment sold to a member of management seventy-five newly issued shares of its common stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, D&B Entertainment repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of D&B Entertainment, paid $15. D&B Entertainment is holding the purchased shares as treasury stock.

Subsequent to the transactions described above, Oak Hill controls approximately 95.7% and certain members of our Board of Directors and management control approximately 4.3% of the outstanding common stock of D&B Entertainment.

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

The following table sets forth our lease commitments as of October 30, 2011:

Operating Lease Obligations at October 30, 2011
1 year or less	$49,118
2 years	48,777
3 years	48,495
4 years	47,603
5 years	46,207
Thereafter	242,853

Total future payments	$483,053

The above amounts include lease commitments related to our Nashville store, which has been closed due to damage sustained during the May 2010 floods (see Note 3). Rent payments for this store were suspended by our landlord until the store reopened on November 28, 2011.

We have signed operating lease agreements for future sites located in Braintree, Massachusetts and Oklahoma City, Oklahoma, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

We currently have one signed lease agreement for a future site. Our commitments under this agreement are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

Note 10: Condensed Consolidating Financial Information

The Company’s senior notes (described in Note 6) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(50) and $393, respectively, for the thirty-nine week period ended October 30, 2011 and $(177) and $(2,125), respectively, for the thirty-nine week period ended October 31, 2010. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except per share amounts)

October 30, 2011:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets:
Current assets	$77,926	$2,264	$—	$80,190
Property and equipment, net	307,760	4,959	—	312,719
Tradenames	79,000	—	—	79,000
Goodwill	272,359	—	—	272,359
Investment in sub	3,887	—	(3,887)	—
Other assets and deferred charges	31,080	78	—	31,158

Total assets	$772,012	$7,301	$(3,887)	$775,426

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$86,044	$3,362	$—	$89,406
Deferred income taxes	27,332	—	—	27,332
Deferred occupancy costs	60,890	52	—	60,942
Other liabilities	12,357	—	—	12,357
Long-term debt, less current installments, net of unamortized discount (Note 6)	345,480	—	—	345,480
Stockholders’ equity	239,909	3,887	(3,887)	239,909

Total liabilities and stockholders’ equity	$772,012	$7,301	$(3,887)	$775,426

January 30, 2011:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets:
Current assets	$74,547	$2,144	$—	$76,691
Property and equipment, net	299,372	5,447	—	304,819
Tradenames	79,000	—	—	79,000
Goodwill	272,626	—	—	272,626
Investment in sub	4,000	—	(4,000)	—
Other assets and deferred charges	31,328	78	—	31,406

Total assets	$760,873	$7,669	$(4,000)	$764,542

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholders’ equity:
Current liabilities	$78,232	$3,645	$—	$81,877
Deferred income taxes	24,702	—	—	24,702
Deferred occupancy costs	58,993	24	—	59,017
Other liabilities	12,698	—	—	12,698
Long-term debt, less current installments, net of unamortized discount (Note 6)	346,418	—	—	346,418
Stockholders’ equity	239,830	4,000	(4,000)	239,830

Total liabilities and stockholders’ equity	$760,873	$7,669	$(4,000)	$764,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play ® “ all in one location, through a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of October 30, 2011, we owned and operated 57 stores in 24 states and Canada. In addition, there is one franchised store operating in Canada. Our stores average 48,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Acquisition by Oak Hill

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc. and originally named Games Acquisition Corp.) (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”), acquired all of the outstanding common stock (the “Acquisition”) of Dave & Buster’s Holdings, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P. and HBK Main Street Investors L.P. In connection therewith, Games Merger Corp. a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged (the “Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the Merger).

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

Post-Acquisition Activity

On September 30, 2010, D&B Entertainment repurchased $1,500 of its common stock from a former member of management, all of which was paid by the Company on behalf of D&B Entertainment prior to October 30, 2011.

On February 25, 2011, D&B Entertainment used the majority of the net proceeds it received from the issuance of the senior discount notes discussed in Note 6 of our Consolidated Financial Statements to repurchase a portion of its common stock from its stockholders.

On March 23, 2011, D&B Entertainment sold to a member of management seventy-five newly issued shares of its common stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, D&B Entertainment repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of D&B Entertainment paid $15. D&B Entertainment is holding the purchased shares as treasury stock.

Subsequent to the transactions described above, Oak Hill controls approximately 95.7% and certain members of our Board of Directors and management control approximately 4.3% of the outstanding common stock of D&B Entertainment.

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

Presentation of Operating Results

Accounting principles generally accepted in the United States require operating results of the Company prior to the Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2011 relate to the 13-week period ended October 30, 2011 of the Successor. All references to the third quarter of 2010 relate to the 13-week period ended October 31, 2010 of the Successor. All references to the year-to-date fiscal year 2011 period relate to the 39-week period ended October 30, 2011 of the Successor. All references to the year-to-date fiscal year 2010 period relate to the combined 153 day period ended October 31, 2010 of the Successor and 120 day period ended May 31, 2010 of the Predecessor. The financial results of the Successor periods include the impacts of applying purchase accounting. The presentation of combined Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of current results with combined results over the same period in the prior year.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue—Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended October 30, 2011, we derived 34.4% of our total revenue from food sales, 15.1% from beverage sales, 49.7% from amusement sales and 0.8% from other sources. For the thirty-nine weeks ended October 30, 2011, we derived 34.8% of our total revenue from food sales, 14.9% from beverage sales, 49.4% from amusement sales and 0.9% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo” allows customers to purchase a variety of entrée and game card pairings at various fixed price levels. We also offer “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesdays.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products—Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended October 30, 2011, the cost of food products averaged 25.0% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 15.5% of amusement and other revenues. For the thirty-nine weeks ended October 30, 2011, the cost of food products averaged 24.6% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 15.1% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

	Thirteen Weeks Ended October 30, 2011		Thirteen Weeks Ended October 31, 2010

	(Successor)		(Successor)
Food and beverage revenues	$59,567	49.5%	$59,594	51.1%
Amusement and other revenues	60,755	50.5	56,996	48.9

Total revenues	120,322	100.0	116,590	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	14,649	24.6	14,327	24.0
Cost of amusement and other (as a percentage of amusement and other revenues)	9,432	15.5	9,051	15.9

Total cost of products	24,081	20.0	23,378	20.1
Operating payroll and benefits	30,552	25.4	30,516	26.2
Other store operating expenses	42,719	35.5	43,147	36.9
General and administrative expenses	8,279	6.9	8,379	7.2
Depreciation and amortization expense	13,578	11.3	11,896	10.2
Pre-opening costs	587	0.5	371	0.3

Total operating costs	119,796	99.6	117,687	100.9

Operating income (loss)	526	0.4	(1,097)	(0.9)
Interest expense, net	8,097	6.7	8,388	7.2

Loss before income tax benefit	(7,571)	(6.3)	(9,485)	(8.1)
Income tax benefit	(3,124)	(2.6)	(3,257)	(2.8)

Net loss	$(4,447)	(3.7)%	$(6,228)	(5.3)%

Change in comparable store sales(1)		(0.9%)		(1.3)%

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Thirteen Weeks Ended October 30, 2011 Compared to Thirteen Weeks Ended October 31, 2010

Revenues

Total revenues increased $3,732, or 3.2%, in the third quarter of 2011 compared to the third quarter of 2010.

The increased revenues were derived from the following sources:

Comparable stores	$(1,001)
Non comparable stores - operating	5,427
Non comparable stores - closure of store in Dallas, Texas	(686)
Other	(8)

Total	$3,732

Comparable store revenue decreased $1,001, or 0.9%, in the third quarter of 2011 compared to the third quarter of 2010. Comparable store special events revenues, which accounted for 10.8% of consolidated comparable store revenue in the third quarter of 2011, increased $519, or 4.5%, in the third quarter of 2011 compared to the third quarter of 2010. Comparable walk-in revenues, which accounted for 89.2% of consolidated comparable store revenue in the third quarter of 2011, decreased $1,520, or 1.5%, compared to the third quarter of 2010.

The amusement component of the business continued its trend of positive sales growth, but food and beverage experienced declines in the third quarter on reduced item counts. Comparable store amusements and other revenues in the third quarter of 2011 increased by $747, or 1.4%, to $55,303 from $54,556 in the third quarter of 2010. The growth over 2010 in amusement sales was sparked primarily by strategic investments in new games and increased activity of amusement focused promotional offers. Food sales at comparable stores decreased by $1,286, or 3.2%, to $38,348 in the third quarter of 2011 from $39,634 in the third quarter of 2010. Beverage sales at comparable stores decreased by $462, or 2.7%, to $16,922 in the third quarter of 2011 from $17,384 in the third quarter of 2010.

Non-comparable store revenues increased by a total of $4,741. The non-comparable store revenue increase was driven primarily by sales at new stores opened of $5,427. The increase was offset, in part, by a $686 revenue reduction related to the May 2, 2011 closure of a store in Dallas, Texas.

Our revenue mix was 34.4% for food, 15.1% for beverage, and 50.5% for amusements and other for the third quarter of 2011. This compares to 35.6%, 15.5%, and 48.9%, respectively, for the third quarter of 2010.

Cost of products

Cost of food and beverage increased to $14,649 in the third quarter of 2011 compared to $14,327 in the third quarter of 2010 due to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 24.6% for the third quarter of 2011 from 24.0% for the third quarter of 2010. Increased cost pressure in most of our food categories was partially offset by reduced beverage product costs and poultry costs.

Cost of amusement and other increased to $9,432 in the third quarter of 2011 compared to $9,051 in the third quarter of 2010. The costs of amusements and other, as a percentage of amusement and other revenues, decreased 40 basis points to 15.5% for the third quarter of 2011 compared to 15.9% for the third quarter of 2010. This decrease is due primarily to lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle, and select game price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $36, or 0.1%, to $30,552 in the third quarter of 2011 compared to $30,516 in the third quarter of 2010. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 80 basis points to 25.4% for the third quarter of 2011 compared to 26.2% for the third quarter of 2010. The decrease in operating payroll and benefits, as a percentage of revenues, in the third quarter of 2011 compared to the third quarter of 2010, was driven primarily by a continued focus on labor scheduling and efficiency improvement. In addition, benefit costs continue to be lower in the third quarter of 2011 due, in part, to favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses decreased by $428, or 1.0%, to $42,719 in the third quarter of 2011 compared to $43,147 in the third quarter of 2010. Other store operating expenses as a percentage of total revenues were 35.5% and 36.9% for the third quarter of 2011 and 2010, respectively. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of the leveraging impact of higher store sales and a decrease in marketing activity due to a shift in timing and decrease in overall spend, and favorable variances in worker’s compensation claim requirements, partially offset by additional occupancy expenses as a result of new store openings.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $100, or 1.2%, to $8,279 in the third quarter of 2011 compared to $8,379 in the third quarter of 2010. General and administrative expenses, as a percentage of total revenues, decreased 30 basis points to 6.9% of revenues for the third quarter of 2011 from 7.2% of revenues in the third quarter of 2010. The decrease in general and administrative expenses was primarily driven by favorable salaries and wages expense at our corporate facility, partially offset by increases in consulting and management fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,682, or 14.1%, to $13,578 in the third quarter of 2011 compared to $11,896 in the third quarter of 2010. The increase was driven by higher depreciation associated with new store openings and maintenance capital expenditures. This increase was partially offset by the absence of depreciation related to assets located in our Dallas, Texas, location that was suspended due to the closure of the store.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $216 to $587 in the third quarter of 2011 compared to $371 in the third quarter of 2010 due to the timing of new store openings. During the third quarter of 2011, our pre-opening costs were primarily attributable to our future sites located at Braintree, Massachusetts and Oklahoma City, Oklahoma. During the third quarter of 2010, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $291 to $8,097 in the third quarter of 2011 compared to $8,388 in the third quarter of 2010. Net interest expense as a percentage of total revenues was 6.7% and 7.2% for the third quarter of 2011 and 2010, respectively. The decrease in interest expense as a percentage of total revenues is driven primarily by reductions in the term loan margins and LIBOR floor used in setting interest rates of the term loan due to an amendment executed on May 13, 2011. There were also increased levels of capitalized interest in the third quarter of 2011 due to the construction of two new locations.

Income tax benefit

The income tax benefit was $3,124 and $3,257 for the third quarter of fiscal 2011 and 2010, respectively. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended October 30, 2011, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At October 30, 2011, we estimate an increase in our valuation allowance for the year ending January 29, 2012 in the amount of $655 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. The change in the allowance is considered in the effective rate utilized to estimate interim income tax expense or benefit.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 30, 2011, we have accrued approximately $961 of unrecognized tax benefits and approximately $1,071 of penalties and interest. During the thirteen weeks ended October 30, 2011, we decreased our unrecognized tax benefit by $35 and increased our accrual for interest and penalties by $33. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $953 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2006.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 30, 2011, the Company owes D&B Entertainment approximately $125 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $10,792 to offset stand-alone taxable income for the fiscal year.

Results of Operations

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statement of operations. We have prepared our discussions of the Successor’s fiscal year-to-date results of operations and cash flows through comparison to the pro forma and combined results of operations and cash flows of the Predecessor and Successor thirty-nine week periods ended October 31, 2010.

	Thirty-Nine Weeks Ended October 30, 2011		153 Day Period from June 1, 2010 to October 31, 2010		120 Day Period from February 1, 2010 to May 31, 2010		Thirty-Nine Weeks Ended October 31, 2010		Thirty-Nine Weeks Ended October 31, 2010
	(Successor)		(Successor)		(Predecessor)		(Combined) (Non-GAAP)		(Proforma)(1)
Food and beverage revenues	$197,706	49.7%	$105,032	50.5%	$90,470	50.8%	$195,502	50.6%	$195,502	50.6%
Amusement and other revenues	199,883	50.3	103,043	49.5	87,536	49.2	190,579	49.4	190,579	49.4

Total revenues	397,589	100.0	208,075	100.0	178,006	100.0	386,081	100.0	386,081	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	48,041	24.3	25,183	24.0	21,817	24.1	47,000	24.0	47,000	24.0
Cost of amusement and other (as a percentage of amusement and other revenues)	30,084	15.1	17,014	16.5	13,442	15.4	30,456	16.0	30,456	16.0

Total cost of products	78,125	19.6	42,197	20.3	35,259	19.8	77,456	20.1	77,456	20.1
Operating payroll and benefits	95,830	24.1	52,400	25.2	43,969	24.7	96,369	25.0	96,369	25.0
Other store operating expenses	133,054	33.5	73,066	35.1	59,802	33.6	132,868	34.4	133,539	34.4
General and administrative expenses(2)	25,704	6.5	17,509	8.4	17,064	9.6	34,573	9.0	24,820	6.4
Depreciation and amortization expense	39,873	10.0	20,888	10.0	16,224	9.1	37,112	9.6	38,130	9.9
Pre-opening costs	2,758	0.7	390	0.2	1,447	0.8	1,837	0.4	1,837	0.5

Total operating costs	375,344	94.4	206,450	99.2	173,765	97.6	380,215	98.5	372,151	96.3

Operating income	22,245	5.6	1,625	0.8	4,241	2.4	5,866	1.5	13,930	3.7
Interest expense, net	24,553	6.2	17,165	8.3	6,976	3.9	24,141	6.2	24,939	6.5

Loss before income tax benefit	(2,308)	(0.6)	(15,540)	(7.5)	(2,735)	(1.5)	(18,275)	(4.7)	(11,009)	(2.8)
Income tax benefit	(1,461)	(0.4)	(5,882)	(2.9)	(597)	(0.3)	(6,479)	(1.6)	(3,924)	(1.0)

Net loss	$(847)	(0.2)%	$(9,658)	(4.6)%	$(2,138)	(1.2)%	$(11,796)	(3.1)%	$(7,085)	(1.8)%

Cash provided by (used in):
Operating activities	$56,782		$2,634		$11,295		$13,929
Investing activities	(50,356)		(96,159)		(12,975)		(109,134)
Financing activities	(2,093)		97,534		(125)		97,409
Change in comparable store sales(3)		2.7%						(3.0)%
Stores open at end of period(4)		58						58
Comparable stores open at end of period(3)		52						48

(1)

The supplemental unaudited pro forma statement of operations for the thirty-nine weeks ended October 31, 2010 gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consists primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits. The unaudited pro forma statement of operations was prepared consistent with Rule 11-02 of Regulation S-X as promulgated by the SEC.

(2)

General and administrative expenses during the 153-day period ended October 31, 2010 of the Successor and 120 day period ended May 31, 2010 of the Predecessor includes $4,174 and $4,280 of transaction costs, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan.

(3)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(4)

The number of stores open at October 30, 2011, includes our store in Orlando, Florida, which opened on July 18, 2011. It also includes one franchise location in Canada and our location in Nashville, Tennessee, which temporarily closed on May 2, 2010 due to flooding. The Nashville location re-opened on November 28, 2011. The number of stores open at October 31, 2010, includes our store located in Dallas, Texas, which permanently closed May 2, 2010.

Thirty-Nine Weeks Ended October 30, 2011 Compared to Thirty-Nine Weeks Ended October 31, 2010

Revenues

Total revenues were $397,589 for the thirty-nine weeks ended October 30, 2011, $208,075 for the 153 day period ended October 31, 2010 (Successor), and $178,006 for the 120 day period ended May 31, 2010 (Predecessor). During fiscal 2011, our revenue mix was 49.7% for food and beverage and 50.3% for amusement and other. For the Successor period of fiscal 2010, our revenue mix was 50.5% for food and beverage and 49.5% for amusement and other, whereas during the Predecessor period, the mix was 50.8% for food and beverage and 49.2% for amusement and other. The following discussion of revenues has been prepared by comparing the thirty-nine weeks ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine weeks ended October 31, 2010.

Total revenues increased $11,508, or 3.0%, to $397,589 for the thirty-nine weeks ended October 30, 2011 compared to the pro forma revenues of $386,081 for the thirty-nine weeks ended October 31, 2010.

The increased revenues were derived from the following sources:

Comparable stores	$9,827
Non comparable stores - operating	5,818
Non comparable stores - flood-related closure of store in Nashville, Tennessee	(2,745)
Non comparable stores - closure of store in Dallas, Texas	(1,470)
Other	78

Total	$11,508

Comparable stores revenue increased by approximately $9,827, or 2.7%, for the thirty-nine weeks ended October 30, 2011 compared to the thirty-nine weeks ended October 31, 2010. Comparable store special events revenues, which accounted for 11.0% of consolidated comparable stores revenue for the thirty-nine weeks ended October 30, 2011, increased $2,824, or 7.3%, compared to the thirty-nine weeks ended October 31, 2010. The walk-in component of our comparable store sales increased by $7,003, or 2.1%.

Sales grew in each component of our business, but the growth was led by amusements revenue. Comparable store amusements and other revenues in the thirty-nine weeks ended October 30, 2011 increased by $7,719, or 4.3%, to $189,260 from $181,541 in the thirty-nine weeks ended October 31, 2010. The growth in amusement sales was sparked primarily by local marketing efforts, the impact of game price increases in the fiscal third quarter of 2010 and strategic game purchases designed to increase the appeal of our amusement offerings.

Food sales at the comparable stores increased by $1,707, or 1.3%, to $131,428 in the thirty-nine weeks ended October 30, 2011 from $129,721 in the thirty-nine weeks ended October 31, 2010. Beverage sales at comparable stores increased by $401, or 0.7%, to $56,614 in the thirty-nine weeks ended October 30, 2011 from $56,213 in the thirty-nine weeks ended October 31, 2010.

Non-comparable store revenues increased by a total of $1,603. There were increased revenues from new stores opened of $5,818, which were partially offset by a $2,745 revenue reduction caused by the temporary flood-related closure of our store in Nashville, Tennessee and a $1,470 revenue reduction related to the closure of a store in Dallas, Texas.

Our revenue mix was 34.8% for food, 14.9% for beverage and 50.3% for amusement and other for the thirty-nine weeks ended October 30, 2011. This compares to 35.3%, 15.3%, and 49.4%, respectively, for the thirty-nine weeks ended October 31, 2010.

Cost of products

The total cost of products was $78,125 for the thirty-nine weeks ended October 30, 2011, $42,197 for the 153 day period ended October 31, 2010 (Successor), and $35,259 for the 120 day period ended May 31, 2010 (Predecessor). The total cost of products as a percentage of total revenues was 19.6%, 20.3%, and 19.8% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The following discussion of costs of products has been prepared by comparing the thirty-nine weeks ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine weeks ended October 31, 2010.

Cost of food and beverage revenues increased to $48,041 for the thirty-nine weeks ended October 30, 2011 compared to the pro forma cost of food and beverage of $47,000 for the thirty-nine weeks ended October 31, 2010. Cost of food and beverage products, as a percent of food and beverage revenues, increased 30 basis points to 24.3% for the thirty-nine weeks ended October 30, 2011 compared to 24.0% for the thirty-nine weeks ended October 31, 2010. Increased cost pressure in most of our food categories was partially offset by reduced beverage product costs and poultry costs.

Cost of amusement and other revenues decreased to $30,084 for the thirty-nine weeks ended October 30, 2011 compared to the pro forma cost of amusement and other of $30,456 for the thirty-nine weeks ended October 31, 2010. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 90 basis points to 15.1% for the thirty-nine weeks ended October 30, 2011 compared to 16.0% for the thirty-nine weeks ended October 31, 2010. This decrease is due primarily to lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle, and select game price increases.

Operating payroll and benefits

Operating payroll and benefits were $95,830 for the thirty-nine weeks ended October 30, 2011, $52,400 for the 153 day period ended October 31, 2010 (Successor), and $43,969 for the 120 day period ended May 31, 2010 (Predecessor). Operating payroll and benefits as a percentage of total revenues was 24.1%, 25.2%, and 24.7% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The decrease in operating payroll and benefits, as a percentage of total revenues, in the thirty-nine weeks ended October 30, 2011 of the Successor period, compared to the 153 days of the Successor period of fiscal 2010 and 120 days of the Predecessor period of fiscal 2010, was driven primarily by a continued focus on labor scheduling, efficiency improvement and favorable sales leverage in the first quarter of 2011. The following discussion of operating payroll and benefits has been prepared by comparing the thirty-nine weeks ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine weeks ended October 31, 2010.

Operating payroll and benefits decreased by $539, or 0.6%, to $95,830 in the thirty-nine weeks ended October 30, 2011 compared to the pro forma operating payroll and benefits of $96,369 in the thirty-nine weeks ended October 31, 2010. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 90 basis points to 24.1% of revenues for the thirty-nine weeks ended October 30, 2011 from 25.0% of revenues for the same period of 2010. This decrease in the percentage of revenue was primarily driven by the initiatives described above. In addition, benefit costs were lower in the thirty-nine weeks ended October 30, 2011, due, in part, to favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses were $133,054 for the thirty-nine weeks ended October 30, 2011, $73,066 for the 153 day period ended October 31, 2010 (Successor), and $59,802 for the 120 day period ended May 31, 2010 (Predecessor). Other store operating expenses as a percentage of total revenues were 33.5%, 35.1%, and 33.6% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Other store operating expenses in the thirty-nine weeks ended October 30, 2011, were reduced by the recognition of business interruption recoveries of $2,622. Additionally, other store operating expenses, as a percentage of total revenues, were favorably impacted during the thirty-nine weeks ended October 30, 2011 by lower estimated general liability and workers’ compensation claims related expenses, as well as reduced marketing charges. These expense reductions for the thirty-nine weeks ended October 30, 2011, were partially offset by the recognition of $200 in casualty losses and $300 impairment and closure charges related to a store located in Dallas, Texas, which closed on May 2, 2011. The following discussion of other store operating expenses has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

Other store operating expenses decreased by $485, or ..4%, to $133,054 in the thirty-nine weeks ended October 30, 2011 compared to the pro forma other store operating expenses of $133,539 in the thirty-nine weeks ended October 31, 2010. Other store operating expenses, as a percentage of revenues, decreased by 90 basis points to 33.5% of revenue for the thirty-nine weeks ended October 30, 2011 from 34.4% for the thirty-nine weeks ended October 31, 2010. This decrease in other store operating expenses, as a percentage of revenues, was primarily driven by the factors described above.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses were $25,704 for the thirty-nine weeks ended October 30, 2011, $17,509 for the 153 day period ended October 31, 2010 (Successor), and $17,064 for the 120 day period ended May 31, 2010 (Predecessor). General and administrative expenses as a percentage of total revenues were 6.5%, 8.4% and 9.6% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The increase in general and administrative costs as a percentage of sales for both the Successor and Predecessor periods of fiscal 2010 is driven primarily by professional fees incurred as a result of the Acquisition of $4,174 and $4,280, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan. The following discussion of general and administrative expenses has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

General and administrative expenses increased by $884, or 3.6%, to $25,704 for the thirty-nine weeks ended October 30, 2011, compared to the pro forma general and administrative expenses of $24,820 for the thirty-nine weeks ended October 31, 2010. General and administrative expenses, as a percentage of total revenues, increased 10 basis points to 6.5% of revenue for the thirty-nine weeks ended October 30, 2011 from 6.4% for the thirty-nine weeks ended October 31, 2010. The increase is due to increased professional and consulting fees incurred primarily in the second quarter of fiscal 2011.

Depreciation and amortization expense

Depreciation and amortization expenses were $39,873 for the thirty-nine weeks ended October 30 2011, $20,888 for the 153 day period ended October 31, 2010 (Successor), and $16,224 for the 120 day period ended May 31, 2010 (Predecessor). Depreciation and amortization expenses as a percentage of total revenues were 10.0%, 10.0% and 9.1% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Increase in depreciation expense as a percentage of total revenues in both Successor periods was driven by higher depreciation associated with the net increases in the fair value and changes in estimated useful lives of certain assets as a result of the Acquisition. The following discussion of depreciation and amortization expenses has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,743, or 4.6%, to $39,873 for the thirty-nine weeks ended October 30, 2011 compared to the pro forma depreciation and amortization expenses of $38,130 for the thirty-nine weeks ended October 31, 2010. This increase is primarily a result of higher depreciation associated with new store openings and maintenance capital expenditures, partially offset by the absence of depreciation related to assets located in our Dallas, Texas, location that were suspended due to the closure of the store.

Pre-opening costs

Pre-opening costs were $2,758 for the thirty-nine weeks ended October 30, 2011, $390 for the 153 day period ended October 31, 2010 (Successor), and $1,447 for the 120 day period ended May 31, 2010 (Predecessor). Pre-opening costs as a percentage of total revenues were 0.7%, 0.2%, and 0.8% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Pre-opening costs as a percentage of total revenues is dependent on the timing of a store opening and store size format. The following discussion of pre-opening costs has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $921 to $2,758 in the thirty-nine weeks ended October 30, 2011 from $1,837 in the thirty-nine weeks ended October 31, 2010 due to the timing of new store openings. During the thirty-nine weeks ended October 30, 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011. We also incurred expenses relating to our future sites located in Braintree, Massachusetts and Oklahoma City, Oklahoma. During the thirty-nine weeks ended October 31, 2010, our pre-opening costs were primarily attributable to two new stores in Wauwatosa (Milwaukee), Wisconsin and Roseville, California, which opened for business on March 1, 2010 and May 3, 2010, respectively.

Interest expense

Total net interest expense was $24,553 for the thirty-nine weeks ended October 30, 2011, $17,165 for the 153 day period ended October 31, 2010 (Successor), and $6,976 for the 120 day period ended May 31, 2010 (Predecessor). Net interest expense as a percentage of total revenues was 6.2%, 8.3%, and 3.9% for the thirty-nine weeks ended October 30, 2011, the 153 day period ended October 31, 2010 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The increase in interest expense as a percentage of total revenues in the two Successor periods is driven primarily by increased debt levels as a result of the Acquisition. The Successor period increases were also driven by higher debt cost amortization resulting from the Acquisition and new debt structure. The negative impact of higher debt levels on the two Successor periods interest expense was partially offset by favorable rate variances on the new debt. The Predecessor period was negatively impacted by $3,000 in fees associated with a temporary bridge financing agreement, partially offset by the derecognition of $800 in previously recognized interest expense related to the termination of our pre-acquisition swap agreement. The following discussion of interest expense has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap contracts to fair value (for the Predecessor period only) and any interest income earned. Interest expense decreased by $386, or 1.5%, to $24,553 for the thirty-nine weeks ended October 30, 2011 compared to the pro forma net interest expense of $24,939 for the thirty-nine weeks ended October 31, 2010.

Income tax benefit

There was an income tax benefit of $1,461 for the thirty-nine weeks ended October 30, 2011, $5,882 for the 153 day period ended October 31, 2010 (Successor), and $597 for the 120 day period ended May 31, 2010 (Predecessor). The following discussion of benefit for income taxes has been prepared by comparing the thirty-nine week period ended October 30, 2011 to the unaudited pro forma results of operations for the thirty-nine week period ended October 31, 2010.

Provision for income taxes consisted of an aggregate income tax benefit of $1,461 for the thirty-nine weeks ended October 30, 2011 and a pro forma tax benefit of $3,924 for the thirty-nine weeks ended October 31, 2010. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended October 30, 2011, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At October 30, 2011, we estimate an increase in our valuation allowance for the year ending January 29, 2012 in the amount of $655 will be required. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. The change in the allowance is considered in the effective rate utilized to estimate interim income tax expense or benefit.

We follow accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 30, 2011, we have accrued approximately $961 of unrecognized tax benefits and approximately $1,071 of penalties and interest. During the thirty-nine weeks ended October 30, 2011, we increased our unrecognized tax benefit by $81 and increased our accrual for interest and penalties by $128. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $953 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2006.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 30, 2011, the Company owes D&B Entertainment approximately $125 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $10,792 to offset stand-alone taxable income for the fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of October 30, 2011, we had cash and cash equivalents of $38,740, net working capital deficit of $9,216 and outstanding debt obligations of $348,125 ($346,980 net of discount). We also had $43,917 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

As of October 30, 2011 we expect our short-term (to be disbursed in 2012) liquidity requirements to include (a) $65,183 of capital expenditures (net of cash contributions from landlords), (b) $32,088 of debt service payments, including $1,500 in principal payments and $30,588 in interest and (c) lease obligation payments of $49,118.

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

Indebtedness

Senior Secured Credit Facility—Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of October 30, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,980, net of discount) under the term facility and $6,083 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.7% for the thirty-nine weeks ended October 30, 2011.

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

Senior notes—Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 30, 2011, our $200,000 of senior notes had an approximate fair value of $210,500 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of October 30, 2011.

Covenants—On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. Oak Hill Advisors, LP (“Oak Hill Advisors”) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of October 30, 2011, Oak Hill Advisors held approximately 9.4%, or $13,965, of our total term loan obligation. Oak Hill Advisors is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. The Company was in compliance with the debt covenants as of October 30, 2011.

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

Other Information—On February 22, 2011, D&B Entertainment issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. D&B Entertainment received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. D&B Entertainment did not retain any proceeds from the note issuance. D&B Entertainment is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor D&B Entertainment have any material assets or operations separate from Dave & Buster’s.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-Nine Weeks Ended October 30, 2011	For the 153 Day Period from June 1, 2010 to October 31, 2010	For the 120 Day Period from February 1, 2010 to May 31, 2010	Thirty-Nine Weeks Ended October 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Combined) (Non-GAAP)
Net cash provided by (used in):
Operating activities	$56,782	$2,634	$11,295	$13,929
Investing activities	(50,356)	(96,159)	(12,975)	(109,134)
Financing activities	(2,093)	97,534	(125)	97,409

Net cash provided by operating activities was $56,782 for the thirty-nine weeks ended October 30, 2011 compared to cash provided by operating activities of $13,929 for the thirty-nine weeks ended October 31, 2010. Improved cash flows from operations were driven by the absence of costs related to the Acquisition in fiscal 2011. During the thirty-nine weeks ended October 31, 2010, the Company incurred approximately $11,597 in transaction costs and $3,000 in additional interest charges related to the Acquisition. Additional cash flows for the thirty-nine weeks ended October 30, 2011 were generated by receipts of tax refund of $7,127. The balance of the increase was due primarily to the timing of payments for various ongoing expenses.

Net cash used in investing activities was $50,356 for the thirty-nine weeks ended October 30, 2011 compared to $109,134 for the thirty-nine weeks ended October 31, 2010. Net cash used in investing activities decreased in fiscal 2011 due to the absence of Acquisition related activity in fiscal 2010, partially offset by increased capital expenditures in fiscal 2011. Net cash used for Acquisition related investing activities was $85,305 in the fiscal 2010. Capital expenditures increased $26,848 to $50,183 in fiscal 2011 from $23,335 in fiscal 2010. This increase was driven primarily by additional expenditures of $23,796 related to new store development. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2011. See Note 3 of our Consolidated Financial Statements for further discussion regarding this casualty loss.

Net cash used by financing activities was $2,093 for the thirty-nine weeks ended October 30, 2011 compared to cash provided in financing activities of $97,409 for the thirty-nine weeks ended August 1, 2010. The decrease in net cash provided by financing activities is due to net cash received of $100,284 in fiscal 2010 as a result of debt related activities resulting from the Acquisition. The financing activities during the thirty-nine weeks ended October 30, 2011 include three required payments under our term loan facility totaling $1,125 as compared to a $2,000 revolver repayment and two payments under our term loan facility totaling $750 made during the 153-day period ended October 31, 2010.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $77,000 ($70,000 net of cash contributions from landlords) in capital expenditures during fiscal 2011. The fiscal 2011 expenditures are expected to include approximately $58,000 ($50,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of October 30, 2011 (excluding interest):

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility(1)	$148,125	$1,500	$3,000	$143,625	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	195,972	30,588	60,922	60,462	44,000
Operating leases(3)	483,053	49,118	97,272	93,810	242,853

Total	$1,027,150	$81,206	$161,194	$297,897	$486,853

(1)

Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of October 30, 2011, we had no borrowings under the revolving credit facility, borrowings of $148,125 ($146,980 net of discount) under the term facility and $6,083 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at October 30, 2011.

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

Recent Accounting Pronouncements—In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This guidance also requires the following additional disclosures: (a) for Level Three fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level One and Level Two of the fair value hierarchy. This guidance will be effective for interim and annual periods beginning on or after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its disclosure.

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

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its disclosure.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended October 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 13, 2011	By:	/s/ STEPHEN M. KING
Stephen M. King
Chief Executive Officer

Date: December 13, 2011	By:	/s/ BRIAN A. JENKINS
Brian A. Jenkins
Senior Vice President and Chief Financial Officer