Form 10-K
period 2012-01-29
DAVE & BUSTERS INC
filed 2012-04-12
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 10, 2012, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 29, 2012

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc., its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and compensation information included in Item 11. We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. We define high-volume dining and entertainment venues as those open for at least one full year and with average store revenues in excess of $5,000. Founded in 1982, the core of our concept is to offer our guests the opportunity to “Eat Drink Play®” all in one location. We believe we are currently the largest national chain offering a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items together with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Unlike the strategy of many restaurants of shortening visit times by focusing on turning tables faster, we aim to increase the length of stay in our locations to generate incremental revenues and improve the guest’s experience. While our guests are primarily a balanced mix of men and women aged 21 to 39, we believe we are also an attractive venue for families with children and teenagers. As of January 29, 2012, we owned and operated 58 stores in 25 states and Canada. In addition, there is one franchised store operating in Canada. The formats of our stores are flexible, which we believe allows us to size each store appropriately for each market in which we compete. Our stores average approximately 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week. Our average revenues per comparable store were $9,770 in fiscal 2011.

Corporate History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 58 company-owned stores across 25 states and Canada.

From 1997 to early 2006, we operated as a public company under the leadership of our founders, Dave and Buster. In March 2006, Dave & Buster’s, Inc. was acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by affiliates of Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK”). In connection with the acquisition of Dave & Buster’s by Wellspring and HBK, Dave & Buster’s common stock was delisted from the New York Stock Exchange.

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc. and originally named Games Acquisition Corp.), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”) acquired all of the outstanding common stock (the “Acquisition”) of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of Dave & Buster’s Entertainment, Inc., merged (the “Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the Merger).

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

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal year 2011 relate to the fifty-two week period ended January 29, 2012, of the Successor. All references to fiscal year 2010 relate to the combined 244 day period ended January 30, 2011, of the Successor and the 120 day period ended May 31, 2010, of the Predecessor. All references to fiscal year 2009 relate to the fifty-two week period ended January 31, 2010, of the Predecessor. The financial results of the Successor period include the impacts of applying purchase accounting. The presentation of combined Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of current results with combined results over the same period in the prior year.

Eat Drink Play®—The Core of Our National Concept

When our founders opened our first location in Dallas, Texas in 1982, they sought to create a dining concept with a fun, upbeat atmosphere providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store and in doing so we believe we have developed a distinctive brand based on our guest value proposition: Eat Drink Play®. The interplay between entertainment, dining and full-service bar areas is the defining feature of the Dave & Buster’s guest experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. Our locations are also designed to accommodate private parties, business functions and other corporate sponsored events.

We seek to distinguish our food menu from other casual dining concepts. Our recently reengineered menu includes items that we believe reinforce the fun of the Dave & Buster’s brand. Recent additions to the menu have become top sellers within their categories. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher end casual dining operators. Each of our locations also offers full bar service including a variety of beers, signature cocktails, premium spirits and non-alcoholic beverages. Food and beverage accounted for approximately 50% of our total revenues during fiscal 2011.

The “Midway” in each of our stores is an area where we offer a wide array of amusements and entertainment options, with typically over 150 redemption and simulation games. We believe the entertainment options in our Midway are a core differentiating feature of our brand, and our amusement and other revenues accounted for approximately 50% of our total revenues during fiscal 2011. Redemption games, which represented 79% of our amusement and other revenues in fiscal 2011, offer our guests the opportunity to win tickets that are redeemable at our “Winner’s Circle” for prizes ranging from branded novelty items to high-end home electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. Our video and simulation games, many of which can be played by multiple guests simultaneously and which include some of the latest high-tech games commercially available, represented 18% of our amusement and other revenues in fiscal 2011. Traditional amusements, which include billiards, bowling and shuffleboard tables, represented the remainder of our amusement and other revenues. Each of our stores also contains multiple large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue disciplined new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we believe we are capable of achieving consistent high store revenues and strong store-level cash-on-cash returns. We have created a new store expansion strategy and rebuilt our pipeline of potential new stores by instituting a site selection process that allows us to evaluate and select our new store location, size and design based on consumer research and analysis of operating data from sales in our existing stores. Where permitted, we also collect home zip code information from our guests on a voluntary basis through the Power Card kiosks in our existing stores, which allows us to determine how far they have traveled to reach that particular store. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and location. We expect our new large format stores to be approximately 35,000 – 40,000 square feet and our small format stores to be approximately 22,000 – 25,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us the flexibility to choose between building new stores or converting existing space. With respect to stores we expect to open in the near term, we are targeting a year one cash-on-cash return of 25% to 35% for both our large format and small format store openings, levels that are consistent with the average of Dave & Buster’s store openings in recent years. To achieve this return we target a ratio of first year store revenues to net development costs of approximately one-to-one and Store-level cash flow margins, excluding national marketing costs, of 27% to 30%. We also target average net development costs of approximately $10,250 for large format stores and approximately $6,250 for small format stores.

We believe the Dave & Buster’s brand is significantly under-penetrated, with internal studies and third-party research suggesting a total store universe in the United States and Canada in excess of 150 stores (including our 58 existing stores), approximately two and a half times our current store base. We currently plan to open four stores in fiscal 2012 (including our store in Oklahoma City, Oklahoma, that opened in January 2012), six stores in fiscal 2013 and seven stores in fiscal 2014, which we expect will be financed with available cash and operating cash flows. Thereafter, we believe we can continue opening new stores at an annual rate of approximately 10% of our then existing store base. Our ability to open new stores in the future is subject to the availability of sufficient cash flows and financing, as well as other factors, and therefore there is no guarantee we will open new stores at this rate.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•

Enhance our food and beverage offerings: We frequently test new menu items and seek to improve our food offering to better align with the Dave & Buster’s brand. Our food strategy is to reinforce the fun of our brand and improve quality perceptions, taking familiar food items and serving them in presentations that we view as distinctive and appealing to our guests. In 2011, we developed and tested new presentations for every item on the menu, featuring new plateware and glassware. We saw a significant increase in quality perceptions among our Guests during the test, and will roll these new presentations to all of our stores in fiscal 2012.

•

Maintain the latest exciting entertainment options: We believe that our entertainment options are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates excitement and helps drive repeat visits and increase length of guest stay. In fiscal 2012, we expect to spend an average of $170 per store on game refreshment, which we believe will drive brand relevance and comparable store sales growth. Further, we intend to upgrade viewing areas by introducing televisions in excess of 100 inches in stores within key markets in order to capture a higher share of the sports-viewing guest base. We also plan to elevate the redemption experience in our “Winner’s Circle” with prizes that we believe guests will find more attractive, which we expect will favorably impact guest visitation and game play.

•

Enhance brand awareness and generate additional visits to our stores through marketing and promotions: To further national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in television advertising. In 2011, we launched customized local store marketing programs. We have continued to utilize and enhance these programs to increase new visits and repeat visits to individual locations. Our guest loyalty program currently has approximately 1.9 million members, and we are aggressively improving our search engine and social marketing efforts. Our loyalty program and digital efforts allow us to communicate promotional offers directly to our most passionate brand fans. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the store.

•

Grow our special events usage: We plan to utilize existing and add new tools and resources to our special events sales force as the corporate special events market improves—the special events portion of our business represented 13% of our total revenues in fiscal 2011. We believe our special events business is an important sampling and promotional opportunity for our guests because many guests are experiencing Dave & Buster’s for the first time.

Continue to improve margins. We believe we are well-positioned to continue to increase margins and have additional opportunities to reduce costs. Based on the operating leverage generated by our business model which we believe has benefited from the operating initiatives implemented by management in recent years and our national marketing expenditures, we believe we have the potential to further improve margins and deliver greater earnings from expected future increases in comparable store sales. We expect more than 50% flow through from any comparable store sales growth. We also believe that improved labor scheduling technology will allow us to further increase labor productivity in the future. Our continued focus on operating margins at individual locations and the deployment of best practices across our store base is expected to yield incremental margin improvements, although there is no guarantee that we will be able to achieve greater margins or greater earnings in the future.

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

During 2011, we opened one store in Orlando, Florida, and one store in Braintree, Massachusetts. The store in Orlando opened as a large format design on July 18, 2011, and the store in Braintree opened as a large format design on December 7, 2011. During 2010, we opened one store in Wauwatosa, Wisconsin and one store in Roseville, California. The store in Wauwatosa (Milwaukee) opened as a large format design on March 1, 2010 and the store in Roseville (Sacramento) opened as a small format design on May 3, 2010. In 2009, we opened three new stores in Richmond, Virginia; Indianapolis, Indiana; and Columbus, Ohio.

At the end of fiscal 2011, we had two small format stores under construction in Oklahoma City, Oklahoma, and Orland Park (Chicago), Illinois. The store in Oklahoma City, Oklahoma opened on January 30, 2012. We plan to open two additional stores (one large format store in Dallas, Texas and one small format store in Boise, Idaho) in fiscal 2012.

Our Store Formats

We have historically operated stores varying in size from 16,000 to 66,000 square feet. After significant store-level research and analysis, we have found that incremental square footage in excess of 40,000 yields limited incremental sales volumes and lower margins. We have also experienced significant variability among stores in volumes, individual store-level cash flows and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the stores. In order to optimize sales per square foot and further enhance our store economics, we have reduced the target size of our future large format stores to approximately 35,000 – 40,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size. To accomplish this, we have reduced the back of house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial store using a small store format in Tulsa, Oklahoma in January 2009. We also opened small store formats in Richmond, Virginia in April 2009, Columbus, Ohio in October 2009 and Roseville, California in May 2010. We believe that the small store format will maintain the unique and dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Moreover, we expect the format to yield higher margins than our current stores by optimizing the ratio of “selling space” to back of the house square footage and improving fixed cost leverage. Finally, we believe that the small store format will allow us to take less capital investment risk per store. As a result, we are targeting these smaller format stores to achieve higher returns, more efficient sales per square foot, reduced pre-opening costs relative to our larger formats, and to enable us to expand into additional markets.

Our stores generally are located on land leased by our subsidiaries. Our lease terms, including renewal options, range from 20 to 40 years. Our leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable store’s annual gross revenues, subject to market-based minimum annual rents. Forty-two of our leases include provisions for contingent rent and most have measurement periods that differ from our fiscal year. As of January 29, 2012 only 11 locations had revenues that exceed their pro-rata contingent rent revenue threshold. Generally, leases are “net leases” that requires us to pay our pro rata share of taxes, insurance and maintenance costs. Typically, one of our subsidiaries is a party to the lease, and performance is guaranteed by the Company for all or for a portion of the lease term.

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

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our guest base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu & product development, in-store execution

Customer insights: research, brand health & tracking

We spent approximately $26,612 in marketing efforts in fiscal 2011, $26,664 in fiscal 2010 and $26,588 in fiscal 2009. Our annual marketing expenditures include corporate allocations of the cost of national programs totaling approximately $25,010, $25,758 and $25,664 in fiscal years 2011, 2010 and 2009, respectively. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

•	performed extensive research to better understand our guest base and fine-tune the brand positioning;

•	refined our marketing strategy to better reach both young adults and families;

•	created new advertising campaigns;

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

To drive traffic and increase visit frequency and average check size, the bulk of our marketing budget is allocated to our national cable television media. To enhance that effort, we also develop:

•	local marketing plans;

•	in-store promotions;

•	digital loyalty programs;

•	market-wide print;

•	national and local radio;

•	emails; and

•	websites.

We work with external advertising, digital, media and design agencies in the development and execution of these programs.

Special Event Marketing

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. They are supported by a Special Events Call Center located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times during the year.

Operations

Management

The management of our store base is divided into six regions, each of which is overseen by a Regional Operations Director or Regional Vice President who reports to the President and Chief Operating Officer. Our Regional Operators oversee seven to twelve Company-owned stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director who primarily focuses on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Line Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each Management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 125 hourly employees, many of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. We perform weekly “test drives” on our games to ensure that our amusement offerings are consistent and operational. Consolidated reporting tools for key drivers of our business exist for our Regional Operations Directors to be able to identify and troubleshoot any systemic issues.

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

When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the location to prepare for an intensive two week training program for all team members hired for the new store opening. Part of the training team stays on site during the first week of operation. We believe this additional investment in our new stores is important, because it helps us provide our guests with a quality experience from day one.

After a store has been opened and is operating smoothly, the managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced General Managers and team members, and offer competitive wage and benefit programs. Our store managers all participate in a performance based incentive program that is based on sales and profit goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure.

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

Foreign Operations

We own and operate one store outside of the United States in Toronto, Canada. This store generated revenue of approximately $10,717 USD in fiscal year 2011, representing approximately 2.0% of our consolidated revenue. As of January 29, 2012, we have less than 1.5% of our long-lived assets located outside the United States. Additionally, a franchisee operates a Dave & Buster’s store located in Niagara Falls, Ontario, Canada, which opened on June 25, 2009.

The foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

Store-level quarterly fluctuations and seasonality

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

Suppliers

The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We have expanded our contacts with amusement merchandise suppliers through the direct import program. Federal and state health care mandates and mandated increases in the minimum wage and other macro economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.

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

Employees

As of January 29, 2012, we employed 7,939 persons, 178 of whom served at world headquarters, 575 of whom served as management personnel and the remainder of whom were hourly personnel.

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

Our business is dependent upon consumer discretionary spending. The continued economic uncertainty in the U.S. and Canada has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies, and reduced access to credit, resulting in lower levels of guest traffic in our stores. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2012. If conditions worsen, our business, results of operation and ability to comply with the covenants under our senior secured credit facility could be materially affected and may result in a deceleration of the number and timing of new store openings. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our stores will negatively impact our revenues. This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will in turn cause downward pressure on our profit margin. This could result in reductions in staff levels, asset impairment charges and potential closures. Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that any government’s plans to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

Future economic downturns similar to the economic crisis that began in 2008 could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.

If we experience another economic downturn in the future, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at shopping centers in which we are located or have executed leases may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located may affect foot traffic at our stores. All of these factors could have a material adverse impact on our operations.

Our growth strategy depends on our ability to open new stores and operate them profitably.

As of January 29, 2012, there were 58 company-owned locations in the United States and Canada and one franchise location in Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, licensing, land use and environmental regulations;

•	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

•	efficiently manage the amount of time and money used to build and open each new store.

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough guests to new stores because potential guests may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. While we have successfully opened stores with our target large store size of 35,000 – 40,000 square feet, only a small number of our existing stores are the size of this target. As of January 29, 2012, we operate four small format stores. Our new large and small format stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparable store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new stores will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. In addition, our national advertising program may not be successful in generating brand awareness in all local markets, and the lack of market awareness of the Dave & Buster’s brand can pose an additional risk in expanding into new markets. Stores opened in new markets may open at lower average weekly revenues than stores opened in existing markets, and may have higher store-level operating expense ratios than stores in existing markets. Sales at stores opened in new markets may take longer to reach average store revenues, if at all, thereby adversely affecting our overall profitability.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, nightclubs and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting guests and succeed in attracting guests who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Typically, we have higher first and fourth quarter revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter and spring seasons can have a significant impact on our first and fourth quarters, and therefore our results for the full fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Store-Level Variability, Quarterly Results of Operations and Seasonality.”

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single store could significantly affect our overall profitability.

Our quarterly results of operations are subject to fluctuations due to the timing of new store openings.

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. We expect to spend approximately $40,000 ($31,000 net of cash contributions from landlords) for new store construction in 2012. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

We have a recent history of net losses.

Although we had net income of $955 for the fiscal year ended January 29, 2012, we have high interest expense and depreciation and amortization expense and, as a result, incurred net losses of $7,295 and $350 for the fiscal years ended January 30, 2011 (combined) and January 31, 2010, respectively. Achieving profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Report and our ongoing interest and depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of food and beverage revenue was 24.1% in fiscal 2011, 23.8% in fiscal 2010 (combined), and 24.2% in fiscal 2009. Cost of food as a percentage of total revenue was approximately 8.6% in fiscal 2011. Cost of amusement and other costs as a percentage of amusement and other revenue was 15.4% in fiscal 2011, 15.9% in fiscal 2010 (combined), and 15.5% in fiscal 2009. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our guests, our operating results could be adversely affected.

We have entered into a long-term contract with U.S. Foodservice, Inc. that provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and chemical supplies. Our current contract with U.S. Foodservice, Inc. expires in fiscal 2012. We plan to negotiate a new long-term distribution contract with our current or alternate providers of similar distribution services.

The unplanned loss of this distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Other than forward purchase contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

We may not be able to anticipate and react to changing food, beverage and amusement costs by adjusting purchasing practices or menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Our procurement of games and amusement offerings is dependent upon a few suppliers.

Our ability to continue to procure new games, amusement offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent that the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks.

In addition, any increase in cost or decrease in availability of new amusement offerings that appeal to guests could adversely impact the cost to acquire and operate new amusements which could have a material adverse effect on our operating results. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results.

Instances of food-borne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our stores and negatively impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic (such as the avian flu) or food-borne illness (such as aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, listeria, salmonella and e-coli), whether or not traced to one of our stores, may cause guests to avoid public gathering places or otherwise change their eating behaviors. Even the prospects of a health epidemic could change consumer perceptions of food safety, disrupt our supply chain and impact our ability to supply certain menu items or staff our stores. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, as well as influenza, could reduce traffic in our stores. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our stores and the food that we offer, reduce guest visits to our stores and negatively impact demand for our menu offerings.

We may not be able to obtain and maintain licenses and permits necessary to operate our stores in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In the past, we have had licenses temporarily suspended. For example, our licenses to sell alcoholic beverages were suspended for 2 days in 2011 in our Maple Grove, Minnesota store, for 10 days in 2010 in our Milpitas, California store and for 25 days in 2008 in our Ontario, California store, each due to violations of the terms of our licenses. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located. Certain entertainment attractions are heavily regulated and such regulations vary significantly between communities. Moreover, as more states and local communities implement legalized gambling, the corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. From time-to-time, existing stores may be required to modify certain games, alter the mix of games, or terminate the use of specific games as a result of the interpretation of regulations by state or local officials, any of which could adversely affect our operations.

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

In addition, we are subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), the Americans with Disabilities Act, various family-leave mandates and other federal, state and local laws and regulations that govern working conditions. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage, which have taken effect during the past several years, and further increases are anticipated. Although we expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, such increases are not expected to be material. However, we are uncertain of the repercussion, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our guests, our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

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

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food, beverage, merchandise and game play credits in our stores, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws, and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenges our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Our Power Cards may raise similar concerns to gift cards in terms of the applicability of states’ abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe that our Power Cards are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position.

Guest complaints or litigation on behalf of our guests or employees may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our guests or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages to the defendants. We could also face potential liability if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of certain lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 30.2% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2011, adverse publicity resulting from these allegations may materially affect our stores and us.

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

Our future success significantly depends on the continued service and performance of our key management personnel. We have employment agreements with all members of senior management. However, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management.

Local conditions, events, terrorist attacks, adverse weather conditions and natural disasters could adversely affect our business.

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. In particular, seven of our stores are located in California and are subject to earthquake risk, and our four stores in Florida, our two stores in Houston and our one store in Honolulu are subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Damage to our brand or reputation could adversely affect our business.

Our brand and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perception of our company, the quality of our food service and facilities, and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. Adverse publicity involving any of these factors could make our stores less appealing, reduce our guest traffic and/or impose practical limits on pricing. In the future, more of our stores may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the store in accordance with our standards, we would not oversee their daily operations. If one or more of our stores were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a store or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

Of the 58 stores operated by us as of January 29, 2012, all are operated on leased property. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A lease on one of our stores is scheduled to expire during fiscal 2012 and does not have an option to renew. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $48,859, or 9.0% of our total revenues, in fiscal 2011. In addition, as of January 29, 2012, we were a party to operating leases requiring future minimum lease payments aggregating approximately $97,384 through the next two years and approximately $373,556 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on us.

We may not be able to adequately protect our intellectual property.

Our intellectual property is essential to our success and competitive position. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.

We cannot be certain that our products and services do not and will not infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business and have a material adverse effect on our financial condition and results of operations. As a consequence of such claims, we could be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third party products used within our operations and/or rebrand our business and products.

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

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations. In 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our guests’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

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

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of January 29, 2012, we had $147,750 ($146,667 net of discount) of borrowings under our existing term loan facility, no borrowings under our revolving credit facility, $4,894 in letters of credit outstanding and $200,000 aggregate principal amount of 11.0% senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial indebtedness could have important consequences, including:

•

our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, new store growth, and general corporate or other purposes may be limited;

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

The terms of our senior secured credit facility and our 11.0% senior notes restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior secured credit facility and our 11.0% senior notes contain, and any future indebtedness likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our senior secured credit facility requires us to maintain certain financial ratios in the event we draw on our revolving credit facility or issue letters of credit in excess of $12.0 million. Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our credit facility, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

Our Board of Directors may be controlled by a single stockholder, whose interest may not aligned with yours.

As a result of the Acquisition and subsequent stock transactions, as of January 29, 2012, the Oak Hill Funds or their affiliates control approximately 95.4% of our outstanding common stock. Neither the Oak Hill Funds nor its affiliates have any obligation to contribute additional funds (directly or indirectly to) the Company.

Accordingly, the Oak Hill Funds or their affiliates indirectly beneficially own a majority of our outstanding shares of common stock and can determine the outcomes of the elections of members of our Board of Directors and the outcome of corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of the Oak Hill Funds or their affiliates could conflict with those of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they come due, the interests of the Oak Hill Funds and their affiliates as equity holders might conflict with the interests of our noteholders. The Oak Hill Funds or their affiliates may have an interest in Dave & Buster’s pursuing acquisitions, divestitures or financings or other transactions that, in their judgment could enhance their equity investment, even though such transactions may involve significant risks to our noteholders. In addition, the Oak Hill Funds and their affiliates may in the future own interests in businesses that compete with ours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 29, 2012, we lease the building or site of all 58 company-owned stores. This includes two new stores that opened in Orlando, Florida, on July 18, 2011 and Braintree, Massachusetts, on December 7, 2011. There is also one franchised store operating in Canada. The Company has no financial obligation relating to the franchisee’s property. The following table sets forth the number of stores that are located in each state/country as of January 29, 2012.

State or Country	Number of Stores
Arizona	2
California	7
Colorado	2
Florida	4
Georgia	3
Hawaii	1
Illinois	2
Indiana	1
Kansas	1
Maryland	2
Massachusetts	1
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	4
Oklahoma	1
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas	7
Virginia	1
Wisconsin	1
Canada(a)	2

(a)	One store is a franchise which operates in Niagara Falls, Ontario.

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

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. One hundred percent of our outstanding common stock is owned by D&B Holdings. There were no repurchases by Dave & Buster’s, Inc. of our common stock in 2011. See “Business – Our History” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data from the audited consolidated financial statements and related notes as of the fiscal year ended January 29, 2012, 244 days ended January 30, 2011, 120 days ended May 31, 2010, fiscal year ended January 31, 2010, fiscal year ended February 1, 2009, and fiscal year ended February 3, 2008.

	Fiscal Year Ended January 29, 2012		244 Days Ended January 30, 2011	120 Days Ended May 31, 2010		Fiscal Year Ended January 31, 2010	Fiscal Year Ended February 1, 2009	Fiscal Year Ended February 3, 2008
	(Successor)		(Successor)	(Predecessor)		(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$541,545		$343,533	$178,006		$520,783	$533,358	$536,272
Operating income	34,150		17,778	4,241		21,871	27,747	21,081
Net income (loss)	955		(5,157)	(2,138)		(350)	1,615	(8,841)
Balance sheet data (as of end of period):
Cash and cash equivalents	33,684		34,407	N/A		16,682	8,534	19,046
Working capital (deficit)(1)	(11,649)		(5,186)	N/A		(33,922)	(40,118)	(34,984)
Property and equipment, net	323,342		304,819	N/A		294,151	296,805	296,974
Total assets	778,662		764,542	N/A		483,640	480,936	496,203
Total debt, net of discount	346,667		347,918	N/A		227,250	229,750	243,375
Stockholder’s equity	241,865		239,830	N/A		92,646	92,023	90,756
Other data:
Capital expenditures	$72,946		$22,255	$12,978		$48,423	$49,254	$31,355
Stores open at end of period(2)	59	(3)	58 (3)	58	(3)	56 (3)	52	49

(1)	Defined as total current assets minus total current liabilities.

(2)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count.

(3)	The number of stores open includes one franchise in Canada.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements, and related notes. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Risk Factors” for a discussion on the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. We define high-volume dining and entertainment venues as those open for at least one full year and with average store revenues in excess of $5,000. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play®” all in one location. We believe we are the largest national chain offering a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we believe we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of January 29, 2012, we owned and operated 58 stores in 25 states and Canada. In addition, there is one franchised store operating in Canada. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends. Our stores average approximately 47,000 square feet in size and range between 16,000 and 66,000 square feet. In the 52-week period ended January 29, 2012, we had total revenues of $541,545.

Corporate History

Overview

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988 and have subsequently expanded to 58 company-owned stores in 25 states and Canada. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, we were acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors, L.P. (“HBK”). D&B Holdings was then acquired on June 1, 2010 by Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. as described below.

Acquisition by the Oak Hill Funds

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc. and originally named Games Acquisition Corp.) (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”), acquired all of the outstanding common stock (the “Acquisition”) of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp. a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged (the “Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the Merger).

The Acquisition described above has been accounted for in accordance with accounting guidance for business combinations and accordingly, has resulted in the recognition of assets acquired and liabilities assumed at fair value. On the closing date of the Acquisition the following events occurred:

•	All outstanding shares of D&B Holdings’ common stock were converted into the right to receive the per share acquisition consideration;

•

All vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest;

•	We retired all outstanding debt and accrued interest related to the Predecessor’s senior secured credit facility and senior notes;

•	We issued $200,000 of 11% senior notes due 2018;

•	We entered into a senior secured credit facility which provides for senior secured financing of up to $200,000 consisting of:

•	a $150,000 term loan facility with a maturity on June 1, 2016, and

•

a $50,000 revolving credit facility, including a sub-facility of up to the U.S. dollar equivalent of $1,000 for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility, with a maturity on June 1, 2015.

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 have been recorded based on internal assessments and third party valuation studies.

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the final allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the fifty-two weeks ended January 30, 2011	8,918
Included in interest expense for fifty-two weeks ended January 30, 2011	3,000
Included in other long-term assets (debt issuance costs)	12,591

Total acquisition related costs	24,509
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19,718 and a current deferred tax asset of $16,073	71,287
Property and equipment	315,914
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10,700	37,702
Goodwill	272,359

Total assets acquired	776,262
Current liabilities	64,958
Deferred occupancy costs	65,521
Deferred income taxes	36,928
Other liabilities	12,857

Total liabilities assumed	180,264
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $272,359 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

Post-Acquisition Equity Activity

On September 30, 2010, D&B Entertainment repurchased one thousand five hundred shares of its common stock from a former member of management for $1,500, all of which was paid by the Company on behalf of D&B Entertainment prior to January 29, 2012. D&B Entertainment retained the purchased shares as treasury stock.

On March 23, 2011, D&B Entertainment sold to a member of management seventy-five shares of its common stock held as treasury stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, D&B Entertainment repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of D&B Entertainment, paid $15. D&B Entertainment retained the purchased shares as treasury stock.

On January 13, 2012, D&B Entertainment repurchased approximately four hundred twenty-two shares of its common stock from a former member of management for approximately $506 all of which was paid by the Company on behalf of D&B Entertainment. D&B Entertainment retained the purchased shares as treasury stock.

On January 18, 2012, D&B Entertainment sold approximately eight hundred thirty-three shares of its common stock previously held as treasury stock to three outside directors for an aggregate price of approximately $1,200. Proceeds from the sale were used to repay funds that had been advanced to D&B Entertainment by the Company. The per share sales price approximates the value per share as determined by an independent third party valuation prepared as of October 30, 2011.

Subsequent to the transactions described above, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

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

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to fiscal year 2011 related to the fifty-two week period ended January 29, 2012, of the Successor. All references to fiscal year 2010 relate to the pro forma combined results of the 244 day period ended January 30, 2011, of the Successor and the 120 day period ended May 31, 2010, of the Predecessor. All references to fiscal year 2009 relate to the fifty-two week period ended January 31, 2010, of the Predecessor. The financial results of the Successor period include the impacts of applying purchase accounting. The presentation of combined Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of current results with combined results over the same period in the prior year.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenues. Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the year ended January 29, 2012, we derived 35.1% of our total revenue from food sales, 15.2% from beverage sales, 48.8% from amusement sales and 0.9% from other sources. For the year ended January 30, 2011, we derived 35.7% of our total revenue from food sales, 15.6% from beverage sales, 47.7% from amusement sales and 1.0% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

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

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the fiscal year ended January 29, 2012, the cost of food products averaged 24.4% of food revenue and the cost of beverage products averaged 23.5% of beverage revenue. The amusement and other cost of products averaged 15.4% of amusement and other revenues. For the fiscal year ended January 30, 2011, the cost of food products averaged 23.9% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 15.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Store-level variability, quarterly fluctuations, seasonality, and inflation. We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results.

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

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2011 and fiscal year 2010:

	Fiscal Year Ended January 29, 2012		244 Day Period from June 1, 2010 to January 30, 2011		120 Day Period from February 1, 2010 to May 31, 2010		Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 30, 2011
	(Successor)		(Successor)		(Predecessor)		(Combined) (Non-GAAP)		(Pro forma)(1)
Food and beverage revenues	$272,606	50.3%	$177,044	51.5%	$90,470	50.8%	$267,514	51.3%	$267,514	51.3%
Amusement and other revenues	268,939	49.7	166,489	48.5	87,536	49.2	254,025	48.7	254,025	48.7

Total revenues	541,545	100.0	343,533	100.0	178,006	100.0	521,539	100.0	521,539	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	65,751	24.1	41,890	23.7	21,817	24.1	63,707	23.8	63,707	23.8
Cost of amusement and other (as a percentage of amusement and other revenues)	41,417	15.4	26,832	16.1	13,442	15.4	40,274	15.9	40,274	15.9

Total cost of products	107,168	19.8	68,722	20.0	35,259	19.8	103,981	19.9	103,981	19.9
Operating payroll and benefits	130,875	24.2	85,271	24.8	43,969	24.7	129,240	24.8	129,240	24.8
Other store operating expenses	175,993	32.5	111,456	32.5	59,802	33.6	171,258	32.9	171,929	33.0
General and administrative expenses(2)	34,896	6.4	25,670	7.5	17,064	9.6	42,734	8.2	32,787	6.3
Depreciation and amortization expense	54,277	10.0	33,794	9.8	16,224	9.1	50,018	9.6	51,043	9.8
Pre-opening costs	4,186	0.8	842	0.2	1,447	0.8	2,289	0.4	2,289	0.4

Total operating costs	507,395	93.7	325,755	94.8	173,765	97.6	499,520	95.8	491,269	94.2

Operating income	34,150	6.3	17,778	5.2	4,241	2.4	22,019	4.2	30,270	5.8
Interest expense, net	32,516	6.0	25,486	7.4	6,976	3.9	32,462	6.2	33,202	6.4

Income (loss) before provision (benefit) for income taxes	1,634	0.3	(7,708)	(2.2)	(2,735)	(1.5)	(10,443)	(2.0)	(2,932)	(0.6)
Income tax provision (benefit)	679	0.1	(2,551)	(0.7)	(597)	(0.3)	(3,148)	(0.6)	(884)	(0.2)

Net income (loss)	$955	0.2%	$(5,157)	(1.5)%	$(2,138)	(1.2)%	$(7,295)	(1.4)%	$(2,048)	(0.4)%

Cash provided by (used in):
Operating activities	$73,247		$25,240		$11,295		$36,535
Investing activities	(71,502)		(103,244)		(12,975)		(116,219)
Financing activities	(2,468)		97,534		(125)		97,409
Change in comparable store sales(3)		2.2%						(1.9)%
Stores open at end of period(4)		59						58
Comparable stores open at end of period(3)		52						48

(1)

The supplemental unaudited pro forma statement of operations for the fiscal year ended January 30, 2011, gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consist primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits. The unaudited pro forma statement of operations was prepared in accordance with Rule 11-02 of Regulation S-X as promulgated by the SEC.

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

(4)

Included in our store count as of January 30, 2011, is one store in Dallas, Texas, which was permanently closed on May 2, 2011, and one store in Nashville, Tennessee which temporarily closed from May 2, 2010 to November 28, 2011 due to flooding. Store count also includes one franchise store in Canada. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended January 29, 2012		Fiscal Year Ended January 30, 2011
Location	Opening Date	Location	Opening Date
Orlando, FL	07/18/2011	Wauwatosa, WI (Milwaukee)	03/01/2010
Braintree, MA (Boston)	12/07/2011	Roseville, CA (Sacramento)	05/03/2010

Fiscal 2011 Compared to Fiscal 2010

Revenues

Total revenues were $541,545 for fiscal 2011, $343,533 for the 244 day period ended January 30, 2011 (Successor), and $178,006 for the 120 day period ended May 31, 2010 (Predecessor). The fiscal 2011 revenue mix was 50.3% food and beverage and 49.7% amusement and other. Revenue mix for the Successor period of fiscal 2010 was 51.5% food and beverage and 48.5% amusement and other, while during the Predecessor period of fiscal 2010 the mix was 50.8% food and beverage and 49.2% amusement and other. The following discussion of revenues has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Total revenues increased $20,006, or 3.8%, to $541,545 in fiscal 2011 compared to the pro forma revenues of $521,539 in fiscal 2010.

The net increase in revenues were derived from the following sources:

Comparable stores	$10,801
Non comparable stores-operating	12,025
Non comparable stores- closure of store in Dallas, Texas	(2,404)
Other	(416)

Total	$20,006

Comparable stores revenue increased by $10,801, or 2.2%, for fiscal 2011 compared to fiscal 2010. Comparable store special events revenues, which accounted for 12.9% of consolidated comparable stores revenue for fiscal 2011, increased $4,128, or 6.7%, compared to fiscal 2010. The walk-in component of our comparable store sales for fiscal 2011, increased by $6,673, or 1.5%, compared to fiscal 2010.

Sales grew in each component of our business, but the growth was led by amusements revenue. Comparable store amusements and other revenues increased by $9,664, or 4.0%, to $251,901 in fiscal 2011 from $242,237 in fiscal 2010. The growth in amusement sales was sparked primarily by local marketing efforts, improved server salesmanship, and strategic game puchases designed to increase the appeal and consumption of our amusement offerings.

Food sales at comparable stores increased by $1,026, or 0.6%, to $178,626 in fiscal 2011 from $177,600 in fiscal 2010. Beverage sales at comparable stores increased by $111, or 0.1%, to $77,494 in fiscal 2011 from $77,383 in fiscal 2010.

Non-comparable store revenues increased by a total of $9,621. Non-comparable store revenues includes the revenues associated with our last five store openings and the pre-closure revenues of our store located in Dallas, Texas, which closed on May 2, 2011. Revenues from our two fiscal 2011 store openings totaled $14,181, but were partially offset by the loss of revenues from the store closure mentioned above of $2,404.

Our revenue mix was 35.1% for food, 15.2% for beverage and 49.7% for amusement and other for fiscal 2011. This compares to 35.7%, 15.6% and 48.7%, respectively, for fiscal 2010.

Cost of products

The total cost of products was $107,168 for fiscal 2011, $68,722 for the 244 day period ended January 30, 2011 (Successor), and $35,259 for the 120 day period ended May 31, 2010 (Predecessor). The total cost of products as a percentage of total revenues was 19.8%, 20.0%, and 19.8% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The following discussion of the cost of products has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Cost of food and beverage revenues increased to $65,751 for fiscal 2011, compared to the pro forma cost of food and beverage of $63,707 for fiscal 2010. Cost of food and beverage products, as a percent of food and beverage revenues, increased 30 basis points to 24.1% of revenues for fiscal 2011 compared to 23.8% of revenues for fiscal 2010. Increased cost pressure in most of our food categories was partially offset by reduced beverage product costs.

Cost of amusement and other revenues increased to $41,417 in fiscal 2011 compared to the pro forma cost of amusement and other of $40,274 in fiscal 2010. The costs of amusement and other, as a percentage of amusement and other revenues, decreased as a percentage of amusement and other revenues, by 50 basis points to 15.4% of revenues in fiscal 2011 compared to 15.9% of revenues in fiscal 2010. This decrease is due primarily to lower costs of certain redemption items as a result of strategic sourcing initiatives, increases in the ticket redemption prices at our Winner’s Circle, and select game price increases.

Operating payroll and benefits

Operating payroll and benefits were $130,875 for fiscal 2011, $85,271 for the 244 day period ended January 30, 2011 (Successor), and $43,969 for the 120 day period ended May 31, 2010 (Predecessor). Operating payroll and benefits as a percentage of total revenues was 24.2%, 24.8% and 24.7% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. The decrease in percentage of revenues in fiscal 2011 compared to both the Successor and Predecessor periods of fiscal 2010 percentage of revenues was driven primarily by a continued focus on labor scheduling, efficiency improvement and favorable sales leverage in 2011. The following discussion of operating payroll and benefits has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Operating payroll and benefits increased by $1,635, or 1.3%, to $130,875 in fiscal 2011 compared to the pro forma operating payroll and benefits of $129,240 in fiscal 2010. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 60 basis points to 24.2% of revenues for fiscal 2011 from 24.8% of revenues for fiscal 2010. This decrease in the percentage of revenues was primarily driven by the initiatives described above. In addition, benefit costs were lower in fiscal 2011, due, in part, to favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses were $175,993 for fiscal 2011, $111,456 for the 244 day period ended January 30, 2011 (Successor), and $59,802 for the 120 day period ended May 31, 2010 (Predecessor). Other store operating expenses as a percentage of total revenues were 32.5%, 32.5% and 33.6% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Other store operating expenses in fiscal 2011 were reduced by the recognition of business interruption recoveries and gains from property related recoveries of $4,170 related to the Nashville store reopened in November 2011. Additionally, other store operating expenses, as a percentage of total revenues, were favorably impacted during fiscal 2011 by lower estimated general liability and workers’ compensation claims related expenses. These expense reductions for fiscal 2011 were partially offset by the recognition of $200 in casualty losses and $300 impairment and closure charges related to a store located in Dallas, Texas, which closed on May 2, 2011, as well as an increase in occupancy expenses driven by new stores and an increase in promotional and marketing activity. Other store operating expenses in the Successor period of fiscal 2010 were favorably impacted by the recognition of $6,316 business interruption recoveries and gains from property related reimbursements stemming from the May 2010 closure of our Nashville location due to flooding. This favorable variance was partially offset by an increase in occupancy expenses driven by recognizing our leasehold rents at fair market value as required in purchase accounting. The following discussion of other store operating expenses has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Other store operating expenses increased by $4,064, or 2.4%, to $175,993 in fiscal 2011 compared to the pro forma other store operating expenses of $171,929 in fiscal 2010. The other store operating expenses, as a percentage of total revenues, decreased by 50 basis points to 32.5% of revenues for fiscal 2011 from 33.0% of revenues for fiscal 2010. This decrease in other store operating expenses, as a percentage of revenues, was primarily driven by the factors described above.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses were $34,896 for fiscal 2011, $25,670 for the 244 day period ended January 30, 2011 (Successor), and $17,064 for the 120 day period ended May 31, 2010 (Predecessor). General and administrative expenses as a percentage of total revenues were 6.4%, 7.5%, and 9.6% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Higher general and administrative costs as a percentage of sales for both the Successor and Predecessor periods of fiscal 2010 includes professional fees incurred as a result of the Acquisition of $4,638 and $4,280, respectively. The Predecessor period of fiscal 2010 also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan. The following discussion of general and administrative expenses has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

General and administrative expenses increased by $2,109, or 6.4%, to $34,896 for fiscal 2011 compared to the pro forma general and administrative expenses of $32,787 for fiscal 2010. The general and administrative expenses, as a percentage of total revenues, increased 10 basis points to 6.4% of revenues for fiscal 2011 from 6.3% of revenues for fiscal 2010. The increase is due to increased professional and consulting fees and development costs associated with the abandonment of potential future sites.

Depreciation and amortization expense

Depreciation and amortization expenses were $54,277 for fiscal 2011, $33,794 for the 244 day period ended January 30, 2011 (Successor), and $16,224 for the 120 day period ended May 31, 2010 (Predecessor). Depreciation and amortization expenses as a percentage of total revenues were 10.0%, 9.8% and 9.1% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and the 120 day period ended May 31, 2010 (Predecessor), respectively. Increase in depreciation expense as a percentage of total revenues in both Successor periods was driven by higher depreciation associated with the net increases in the fair value and changes in estimated useful lives of certain assets as a result of the Acquisition. New store openings also contributed to the increase in fiscal 2011 depreciation expense as a percentage of total revenues. The following discussion of depreciation and amortization expense has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $3,234, or 6.3%, to $54,277 for fiscal 2011, compared to the pro forma depreciation and amortization expense of $51,043 for fiscal 2010. This increase is primarily a result of higher depreciation associated with new store openings and maintenance capital expenditures, partially offset by the absence of depreciation related to assets located in our Dallas, Texas, location that were suspended due to the closure of our store and subsequent sale of the assets.

Pre-opening costs

Pre-opening costs were $4,186 for fiscal 2011, $842 for the 244 day period ended January 30, 2011 (Successor), and $1,447 for the 120 day period ended May 31, 2010 (Predecessor). Pre-opening costs as a percentage of total revenues were 0.8%, 0.2%, and 0.8% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and 120 day period ended May 31, 2010 (Predecessor), respectively. Pre-opening costs as a percentage of total revenues is dependent on the timing of a store opening and store size format. The following discussion of pre-opening costs has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $1,897 to $4,186 in fiscal 2011, compared to the pro forma pre-opening costs of $2,289 for fiscal 2010 due to the timing of new store openings. During fiscal 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our store in Orlando, Florida, which opened for business on July 18, 2011, and our store in Braintree (Boston), Massachusetts, which opened for business on December 12, 2011. We also incurred expenses relating to our site in Oklahoma City, Oklahoma, which subsequently opened on January 30, 2012. During fiscal 2010, our pre-opening costs were primarily attributable to two new stores in Wauwatosa (Milwaukee), Wisconsin and Roseville (Sacramento), California, which opened for business on March 1, 2010, and May 3, 2010, respectively, and costs associated with the future site in Orlando, Florida.

Interest expense

Total net interest expense was $32,516 for fiscal 2011, $25,486 for the 244 day period ended January 30, 2011 (Successor), and $6,976 for the 120 day period ended May 31, 2010 (Predecessor). Net interest expense as a percentage of total revenues was 6.0%, 7.4%, and 3.9% for fiscal 2011, the 244 day period ended January 30, 2011 (Successor), and 120 day period ended May 31, 2010 (Predecessor), respectively. The increase in interest expense as a percentage of total revenues in the two Successor periods is driven primarily by increased debt levels as a result of the Acquisition and higher debt cost amortization resulting from the new debt structure. The negative impact of higher debt levels on the two Successor periods interest expense was partially offset by favorable rate variances on the new debt. The Predecessor period was negatively impacted by $3,000 in fees associated with a temporary bridge financing agreement, partially offset by the derecognition of $800 in previously recognized interest expense related to the termination of our pre-acquisition swap agreement. The following discussion of net interest expense has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value (for the Predecessor period only) and any interest income earned. Interest expense decreased by $686, or 2.1%, to $32,516 for fiscal 2011 compared to the pro forma net interest expense of $33,202 for fiscal 2010.

Provision for income taxes

Our income tax provision of $679 for fiscal 2011, an income tax benefit of $2,551 for the 244 day period ended January 30, 2011 (Successor), and we had an income tax benefit of $597 for the 120 day period ended May 31, 2010 (Predecessor). The following discussion of income taxes has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

Provision for income taxes consisted of an aggregate income tax provision of $679 for fiscal 2011 and a pro forma tax benefit of $884 for fiscal 2010. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of certain expenses, such as a portion of the transaction costs, that are not deductible for income tax purposes.

As a result of our experiencing cumulative losses before income taxes for the three-year period ended January 29, 2012, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. An increase in our valuation allowance for the year ending January 29, 2012 in the amount of $863 was made. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. The change in the allowance is considered in the effective rate utilized to estimate interim income tax expense or benefit.

We follow accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of January 29, 2012, we have accrued approximately $940 of unrecognized tax benefits and approximately $1,109 of penalties and interest. During fiscal 2011, we increased our unrecognized tax benefit by $59 and increased our accrual for interest and penalties by $166. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $940 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of January 29, 2012, the Company owes D&B Entertainment approximately $200 of tax related balances. The Company expects to utilize stand-alone net operating loss carryforwards of approximately $7,464 to offset stand-alone taxable income for the fiscal year 2011 tax returns.

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2010 and fiscal year 2009:

	244 Day Period from June 1, 2010 to January 30, 2011		120 Day Period from February 1, 2010 to May 31, 2010		Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 31, 2010
	(Successor)		(Predecessor)		(Combined) (Non-GAAP)		(Pro forma)(1)		(Predecessor)
Food and beverage revenues	$177,044	51.5%	$90,470	50.8%	$267,514	51.3%	$267,514	51.3%	$269,973	51.8%
Amusement and other revenues	166,489	48.5	87,536	49.2	254,025	48.7	254,025	48.7	250,810	48.2

Total revenues	343,533	100.0	178,006	100.0	521,539	100.0	521,539	100.0	520,783	100.0
Cost of food and beverage (as a percentage of food and beverage Revenues)	41,890	23.7	21,817	24.1	63,707	23.8	63,707	23.8	65,349	24.2
Cost of amusement and other (as a percentage of amusement and other revenues)	26,832	16.1	13,442	15.4	40,274	15.9	40,274	15.9	38,788	15.5

Total cost of products	68,722	20.0	35,259	19.8	103,981	19.9	103,981	19.9	104,137	20.0
Operating payroll and benefits	85,271	24.8	43,969	24.7	129,240	24.8	129,240	24.8	132,114	25.4
Other store operating expenses	111,456	32.5	59,802	33.6	171,258	32.9	171,929	33.0	174,685	33.6
General and administrative expenses(2)	25,670	7.5	17,064	9.6	42,734	8.2	32,787	6.3	30,437	5.8
Depreciation and amortization expense	33,794	9.8	16,224	9.1	50,018	9.6	51,043	9.8	53,658	10.3
Pre-opening costs	842	0.2	1,447	0.8	2,289	0.4	2,289	0.4	3,881	0.7

Total operating costs	325,755	94.8	173,765	97.6	499,520	95.8	491,269	94.2	498,912	95.8

Operating income	17,778	5.2	4,241	2.4	22,019	4.2	30,270	5.8	21,871	4.2
Interest expense, net	25,486	7.4	6,976	3.9	32,462	6.2	33,202	6.4	22,122	4.2

Income (loss) before provision (benefit) for income taxes	(7,708)	(2.2)	(2,735)	(1.5)	(10,443)	(2.0)	(2,932)	(0.6)	(251)	(0.0)
Income tax provision (benefit)	(2,551)	(0.7)	(597)	(0.3)	(3,148)	(0.6)	(884)	(0.2)	99	0.0

Net income (loss)	$(5,157)	(1.5)%	$(2,138)	(1.2)%	$(7,295)	(1.4)%	$(2,048)	(0.4)%	$(350)	(0.0)%

Cash provided by (used in):
Operating activities	$25,240		$11,295		$36,535				$59,054
Investing activities	(103,244)		(12,975)		(116,219)				(48,406)
Financing activities	97,534		(125)		97,409				(2,500)
Change in comparable store sales(3)						(1.9)%				(7.8)%
Stores open at end of period(4)						58				56
Comparable stores open at end of period(3)						48				47

(1)

The supplemental unaudited pro forma statement of operations for the fiscal year ended January 30, 2011, gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consist primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits. The unaudited pro forma statement of operations was prepared in accordance with Rule 11-02 of Regulation S-X as promulgated by the SEC.

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

(4)

Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011 due to flooding, is included in our store count. Also included is one store in Dallas, Texas, which was permanently closed on May 2, 2011 and one franchise store in Canada. Our new store openings during fiscal years ended 2010 and 2009 were as follows:

Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 31, 2010
Location	Opening Date	Location	Opening Date
Wauwatosa, WI	03/01/2010	Richmond, VA	04/20/2009
Roseville, CA	05/03/2010	Indianapolis, IN	06/15/2009
		Columbus, OH	10/12/2009
		Niagara Falls, ON(a)	06/25/2009

(a)	Franchise location.

Fiscal 2010 Compared to Fiscal 2009

Revenues

Total revenues were $343,533 for the 244 day period ended January 30, 2011 (Successor), $178,006 for the 120 day period ended May 31, 2010 (Predecessor), and $520,783 for fiscal 2009. Revenue mix for the Successor period was 51.5% food and beverage and 48.5% amusement and other, while during the Predecessor period the mix was 50.8% food and beverage and 49.2% amusement and other. Fiscal 2009 revenue mix was 51.8% food and beverage and 48.2% amusement and other. The following discussion of revenues has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Total pro forma revenues during fiscal 2010 increased by $756, or 0.1%, to $521,539 in fiscal 2010 from $520,783 in fiscal 2009.

The increased revenues were derived from the following sources:

Comparable stores	$(9,208)
Non comparable stores-operating	17,376
Non comparable stores- flood-related closure of store in Nashville, Tennessee	(7,415)
Other	3

Total	$756

Comparable store revenue decreased by $9,208, or 1.9%, for fiscal 2010 compared to fiscal 2009. Comparable special events revenues which accounted for 12.5% of consolidated comparable stores revenue for fiscal 2010 increased by 1.7% compared to fiscal 2009. The walk-in component of our comparable store sales declined by 2.4% for fiscal 2010. Comparable store revenues were impacted by the unfavorable macroeconomic environment.

Food sales at comparable stores decreased by $1,128, or 0.7%, to $168,521 in fiscal 2010 from $169,649 in fiscal 2009. Sales at our comparable stores continued to show a shift away from the beverage component of our business towards our amusements offerings. Beverage sales at comparable stores decreased 7.9% or $6,409 to $74,499 in fiscal 2010 from $80,908 in fiscal 2009. Comparable store amusements and other revenues decreased by $1,671 or 0.7% to $229,263 in fiscal 2010 from $230,934 in fiscal 2009.

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

Cost of products

Total cost of products for the 244 day period ended January 30, 2011 (Successor) were $68,722 or 20.0% of total revenues, for the 120 day period ended May 31, 2010 (Predecessor) they were $35,259 or 19.8% of total revenues, and cost of products were $104,137 or 20.0% of total revenues for fiscal 2009. The following discussion of cost of products has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Cost of food and beverage revenues decreased to $63,707 on a pro forma basis in fiscal 2010 from $65,349 in fiscal 2009 principally as a result of lower food and beverage revenue levels in 2010. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased by 40 basis points to 23.8% of revenue for fiscal 2010 compared to 24.2% of revenue for fiscal 2009. Increased cost pressure in our produce, grocery, meat and seafood products was more than offset by reduced poultry and alcoholic beverage costs.

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

Operating payroll and benefits

Operating payroll and benefits for the 244 day period ended January 30, 2011 (Successor) were $85,271, $43,969 for the 120 day period ended May 31, 2010 (Predecessor) and $132,114 for fiscal 2009. Operating payroll and benefits as a percentage of total revenues was 24.8%, 24.7% and 25.4% for the 244 day period ended January 30, 2011 (Successor), the 120 day period ended May 31, 2010 (Predecessor) and fiscal 2009, respectively. The decrease in percentage of revenues from both the Successor and Predecessor periods of fiscal 2010 as compared to the fiscal 2009 percentage of revenues was driven primarily by initiatives designed to reduce hourly labor costs through improved scheduling, lower management costs resulting from an administrative centralization effort as well as labor savings associated with the realignment of the majority of our special events sales labor. These initiatives began in fiscal 2009 and therefore positively impacted both Predecessor and Successor periods of fiscal 2010. The following discussion of operating payroll and benefits has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Operating payroll and benefits decreased by $2,874, or 2.2%, to $129,240 in fiscal 2010 from $132,114 in fiscal 2009. Operating payroll and benefits as a percentage of revenues decreased by 60 basis points on a pro forma basis to 24.8% in fiscal 2010 compared to 25.4% in fiscal 2009. This decrease in percentage of revenue was primarily driven by the initiatives described above.

Other store operating expenses

Other store operating expenses for the 244 day period ended January 30, 2011 (Successor) were $111,456, $59,802 for the 120 day period ended May 31, 2010 (Predecessor) and $174,685 for fiscal 2009. Other store operating expenses decreased 110 basis points as a percentage of total revenues to 32.5% for the 244 day period ended January 30, 2011 (Successor) from 33.6% for both the 120 day period ended May 31, 2010 (Predecessor) and fiscal 2009. Other store operating expenses in the Successor period were favorably impacted by the recognition of $6,526 business interruption recoveries and gains from property related reimbursements stemming from the closure of our Nashville location due to flooding. This favorable variance was partially offset by an increase in occupancy expenses driven by recognizing our leasehold rents at fair market value as required in purchase accounting. The following discussion of other store operating expenses has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Other store operating expenses decreased on a pro forma basis by $2,756, or 1.6%, to $171,929 in fiscal 2010 from $174,685 in fiscal 2009. Other store operating expenses as a percentage of revenues decreased 60 basis points to a pro forma 33.0% in fiscal 2010 from 33.6% in fiscal 2009. Other store operating expenses was negatively impacted by an increase in occupancy expenses discussed above, which was more than offset by recoveries from the closure of our Nashville location also discussed above.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses for the 244 day period ended January 30, 2011 (Successor) were $25,670, $17,064 for the 120 day period ended May 31, 2010 (Predecessor) and $30,437 for fiscal 2009. General and administrative expenses as a percentage of total revenues were 7.5%, 9.6% and 5.8% for the 244 day period ended January 30, 2011 (Successor), the 120 day period ended May 31, 2010 (Predecessor) and fiscal 2009, respectively. The increase in general and administrative costs as a percentage of sales for both the Successor and Predecessor periods of fiscal 2010 is driven primarily by professional fees incurred as a result of the Acquisition of $4,638 and $4,280, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan. The following discussion of general and administrative expenses has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

General and administrative expenses increased by $2,350, or 7.7%, to $32,787 on a pro forma basis in fiscal 2010 from $30,437 in fiscal 2009. General and administrative expenses as a percentage of revenues increased to 6.3% in fiscal 2010 from 5.8% in fiscal 2009. The increase is due primarily to higher professional fees not related to the Acquisition, as well as increases in wages, taxes, benefits and severance.

Depreciation and amortization expense

Depreciation and amortization expenses for the 244 day period ended January 30, 2011 (Successor) were $33,794, $16,224 for the 120 day period ended May 31, 2010 (Predecessor) and $53,658 for fiscal 2009. Depreciation and amortization expenses as a percentage of total revenues was 9.8%, 9.1% and 10.3% for the 244 day period ended January 30, 2011 (Successor), the 120 day period ended May 31, 2010 (Predecessor) and fiscal 2009, respectively. The decrease in depreciation and amortization costs as a percentage of total revenues for both the Successor and Predecessor periods of fiscal 2010 as compared to fiscal 2009 is driven primarily by certain operating assets being fully depreciated subsequent to the end of fiscal 2009. These decreases in the Successor period were partially offset by increased depreciation and amortization charges associated with fair value adjustments as a result of the Acquisition. Both the Successor and Predecessor periods in fiscal 2010 were negatively impacted by increases in depreciation from new store openings and maintenance capital expenditures. The following discussion of depreciation and amortization expenses has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased $2,615, or 4.9%, to $51,043 on a pro forma basis in fiscal 2010 from $53,658 in fiscal 2009. Decreases in depreciation resulted from certain operating assets being fully depreciated subsequent to the end of fiscal 2009. These decreases were partially offset by increases in depreciation from new store openings and maintenance capital expenditures.

Pre-opening costs

Total pre-opening costs for the 244 day period ended January 30, 2011 (Successor) were $842 or 0.2% of total revenues, for the 120 day period ended May 31, 2010 (Predecessor) they were $1,447 or 0.8% of total revenues, and pre-opening costs were $3,881 or 0.7% of total revenues for fiscal 2009. The decrease in pre-opening costs as a percentage of total revenues in the Successor period of fiscal 2010 is driven primarily by lower pre-opening costs associated with Roseville, a small format store which opened on May 3, 2010. The following discussion of pre-opening costs has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased to $2,289 in fiscal 2010 from $3,881 in fiscal 2009. The decrease of pre-opening costs is primarily attributable to fewer store openings in fiscal 2010 as compared to fiscal 2009.

Interest expense

Total net interest expense for the 244 day period ended January 30, 2011 (Successor) was $25,486 or 7.4% of total revenues, for the 120 day period ended May 31, 2010 (Predecessor) it was $6,976 or 3.9% of total revenues, and net interest expense was $22,122 or 4.2% of total revenues for fiscal 2009. The increase in interest expense as a percentage of total revenues in the Successor period of fiscal 2010 is driven primarily by increased debt levels as a result of the Acquisition. The Successor period increase was also driven by higher debt cost amortization resulting from the Acquisition and new debt structure. The negative impact of higher debt levels on Successor period interest expense was partially offset by favorable rate variances on the new debt. The Predecessor period was negatively impacted by $3,000 in fees associated with a temporary bridge financing agreement, partially offset by $800 related to the termination of our pre-acquisition swap agreement. The following discussion of interest expense has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Interest expense includes the cost of our debt obligations including the amortization of loan fees, adjustments to mark the interest rate swap agreements to fair value net of any interest income earned. Interest expense increased by $11,080 to $33,202 on a pro forma basis in fiscal 2010 from $22,122 in fiscal 2009 primarily as a result of the Acquisition. Increased debt levels discussed above elevated our interest expense year-to-date by approximately $8,800, on a pro forma basis. We also had increased debt cost amortization expense due to the Acquisition and lower levels of capitalized interest due to the timing of new store construction.

Provision for income taxes

Provision for income taxes was a tax benefit for the 244 day period ended January 30, 2011 (Successor) and 120 day period ended May 31, 2010 (Predecessor) of $2,551 and $597, respectively, and a tax provision of $99 for fiscal 2009. The following discussion of provision for income taxes has been prepared by comparing the fiscal 2010 unaudited pro forma results of operations to fiscal 2009.

Provision for income taxes consisted of a tax benefit of $884 on a pro forma basis in fiscal 2010 and an income tax provision of $99 in fiscal 2009. Our effective tax rate differs from the federal corporate statutory rate due to the deduction for FICA tip credits, state income taxes and the impact of certain expenses, such as transaction costs, that are not deductible for income tax purposes.

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

The accounting guidance for uncertainty in income taxes limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of January 30, 2011, we had approximately $881 of unrecognized tax benefits and approximately $943 in potential interest and penalties. During fiscal 2010, we decreased our unrecognized tax benefit by $1,318. This decrease resulted primarily from tax positions taken in prior periods and the expiration of the statute of limitations. We currently anticipate that approximately $11 of unrecognized tax benefits will be recognized as a result of the expiration of statute of limitations during fiscal 2011. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $836 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2011 and fiscal 2010. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2011 – Thirteen Week Period Ended				Fiscal 2010 – Thirteen Week Period Ended
	Jan 29, 2012	Oct 30, 2011	July 31, 2011	May 1, 2011	Jan 30, 2011	Oct 31, 2010	Aug 1, 2010(1)	May 2, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)	(Predecessor)
							(Non-GAAP)
Food and beverage revenues	$74,900	$59,567	$63,877	$74,262	$72,012	$59,594	$64,551	$71,357
Amusement and other revenues	69,056	60,755	64,787	74,341	63,446	56,996	63,365	70,218

Total revenues	143,956	120,322	128,664	148,603	135,458	116,590	127,916	141,575
Cost of food and beverage	17,710	14,649	15,440	17,953	16,707	14,327	15,396	17,277
Cost of amusement and other	11,333	9,432	10,305	10,347	9,818	9,051	10,819	10,586

Total costs of products	29,043	24,081	25,745	28,299	26,525	23,378	26,215	27,863
Operating payroll and benefits	35,045	30,552	31,012	34,266	32,871	30,516	32,385	33,468
Other store operating expenses	42,939	42,719	45,230	45,105	38,390	43,147	44,116	45,605
General and administrative expense	9,192	8,279	8,614	8,811	8,161	8,379	17,576	8,618
Depreciation and amortization expense	14,404	13,578	13,225	13,070	12,906	11,896	12,716	12,500
Pre-opening costs	1,428	587	1,431	740	452	371	277	1,189

Total operating costs	132,051	119,796	125,257	130,291	119,305	117,687	133,285	129,243

Operating income (loss)	11,905	526	3,407	18,312	16,153	(1,097)	(5,369)	12,332
Interest expense, net	7,963	8,097	8,213	8,243	8,321	8,388	10,405	5,348

Income (loss) before provision (benefit) for income taxes	3,942	(7,571)	(4,806)	10,069	7,832	(9,485)	(15,774)	6,984
Income tax provision (benefit)	2,140	(3,124)	(1,688)	3,351	3,331	(3,257)	(6,295)	3,073

Net income (loss)	$1,802	$(4,447)	$(3,118)	$6,718	$4,501	$(6,228)	$(9,479)	$3,911

Stores open at end of period(2) (3)	59	58	58	58 (4)	58 (4)	58 (4)	58 (4)	57 (4)
Quarterly total revenues as a percentage of annual total revenues	26.6%	22.2%	23.8%	27.4%	26.0%	22.4%	24.5%	27.1%
Change in comparable store sales	0.8%	(0.9)%	1.9%	6.2%	1.2%	(1.3)%	(4.8)%	(2.5)%

(1)

The operating results for the thirteen weeks ended August 1, 2010 represent the combined 29 day period of the Predecessor and 62 day period of the Successor. See discussion above for details of items that are not comparable from application of purchase accounting.

(2)	The number of stores includes one franchised store in Canada.
(3)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count.
(4)	The number of stores includes our store located in Dallas, Texas, which permanently closed on May 2, 2011.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of January 29, 2012, we had cash and cash equivalents of $33,684, net working capital deficit of $11,649 and outstanding debt obligations of $347,750 ($346,667 net of discount). We also had $45,106 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

As of January 29, 2012, we expect our short-term liquidity requirements to include (a) $71,000 of capital expenditures (net of cash contributions from landlords), (b) $32,066 of debt service payments, including $1,500 in principal payments and $30,566 in interest and (c) lease obligation payments of $49,855.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores and payments of scheduled debt obligations. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under our senior secured credit facility.

We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and borrowings under the senior secured credit facility described below, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and debt service needs for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to the general economic conditions, competitive environment and other factors as described in the “Risk Factors” section.

Indebtedness

Senior secured credit facility. Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of January 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,750 ($146,667, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus  1/2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility was 6.0% for fiscal year 2011.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loan near the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date.

Oak Hill Advisors, L.P. is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of January 29, 2012, Oak Hill Advisors, L.P. held approximately 9.4%, or $13,929, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund.

Senior notes. Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of January 29, 2012, our $200,000 of senior notes had an approximate fair value of $209,100 based on quoted market price.

Covenants. On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. The Company was in compliance with the debt covenants as of January 29, 2012.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of January 29, 2012.

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

Other Information. On February 22, 2011, D&B Entertainment issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. D&B Entertainment received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. D&B Entertainment did not retain any proceeds from the note issuance. D&B Entertainment is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor D&B Entertainment have any material assets or operations separate from Dave & Buster’s.

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended January 29, 2012	Fiscal Year Ended January 30, 2011	Fiscal Year Ended January 31, 2010
	(Successor)	(Combined) (non-GAAP)	(Predecessor)
Net cash provided by (used in):
Operating activities	$73,247	$36,535	$59,054
Investing activities	(71,502)	(116,219)	(48,406)
Financing activities	(2,468)	97,409	(2,500)

Fiscal 2011 Compared to Fiscal 2010

Net cash provided by operating activities was $73,247 for fiscal 2011 compared to cash provided by operating activities of $36,535 for fiscal 2010. Improved cash flows from operations were driven primarily by the absence of costs related to the Acquisition in fiscal 2011, improved store sales, and tax refunds received in the current year. During fiscal 2010, the Company had additional cash outlays of approximately $11,943 for transaction costs and $3,000 in additional interest charges related to the Acquisition.

Net cash used in investing activities was $71,502 for fiscal 2011 compared to $116,219 for fiscal 2010. Net cash used in investing activities decreased in fiscal 2011 due to the absence of Acquisition related activity in fiscal 2010, partially offset by increased capital expenditures in fiscal 2011. Net cash used for Acquisition related investing activities was $85,305 in fiscal 2010. Capital expenditures increased $37,713 to $72,946 in fiscal 2011 from $35,233 in fiscal 2010. During the 2011 fiscal year, the Company spent approximately $54,331 ($47,420 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $7,196 for game refreshment and $11,419 for maintenance capital. During fiscal 2010 the Company spent approximately $16,245 ($13,231 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $7,238 for game refreshment and $11,750 for maintenance capital. Insurance proceeds of $4,808 were received for reimbursement of certain property and equipment damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2010. See Note 3 of our Consolidated Financial Statements for further discussion regarding this casualty loss.

Net cash used by financing activities was $2,468 for fiscal 2011 compared to cash provided by financing activities of $97,409 for fiscal 2010. The decrease in net cash provided by financing activities is due to net cash received of $100,284 in fiscal 2010 as a result of debt related activities resulting from the Acquisition. The financing activities during fiscal 2011 include the required principal payments under our term loan facility totaling $1,500 as compared to a $2,000 revolver repayment and two required principal payments under our term loan facility of $750 made during fiscal 2010.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $80,000 ($71,000 net of cash contributions from landlords) in capital expenditures during fiscal 2012. The fiscal 2012 expenditures are expected to include approximately $57,000 ($48,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $10,000 for game refreshment and $13,000 in maintenance capital.

Fiscal 2010 Compared to Fiscal 2009

Net cash provided by operating activities was $36,535 for fiscal 2010 compared to cash provided by operating activities of $59,054 for fiscal 2009. In addition to the downward pressure on cash flow generated by comparable store sales declines, we incurred additional cash flow reductions associated to transaction expenses of $11,943 and $3,000 in additional interest charges related to the Acquisition.

Net cash used in investing activities was $116,219 for fiscal 2010 compared to $48,406 for fiscal 2009. The investing activities for fiscal 2010 includes a capital investment of $245,498 by the Oak Hill Funds which in part funded the $330,803 cash disbursement paid to purchase Predecessor common stock. Fiscal 2010 investing activities also includes $16,245 of capital expenditure ($13,231 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $7,238 for games and $11,750 for maintenance capital. Insurance proceeds of $4,808 were received for reimbursement of certain property and equipment damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2010. See Note 3 of our Consolidated Financial Statements for further discussion regarding this casualty loss. During the 2009 fiscal year, the Company spent approximately $33,827 ($25,484 net of cash contributions from landlords) for new store construction and operating improvement initiatives, $3,894 for games and $10,702 for maintenance capital.

Net cash provided by financing activities was $97,409 for fiscal 2010 compared to cash used in financing activities of $2,500 in fiscal 2009. The financing activities during fiscal 2010 include proceeds of $350,500, net of discount arising from our newly issued senior notes and senior secured credit facility, including a $2,000 draw on our revolver. The repayment of the $2,000 revolver draw and first two required pay downs of the senior secured credit facility were made during fiscal 2010. The debt proceeds were used in part to fund the Acquisition and pay down existing debt, including accrued interest. Additionally, $12,591 was used to fund debt issuance costs on the newly issued debt instruments. The financing activities for fiscal 2009 include required principal payments on the term loan facility of $500 and net pay downs under our revolving credit facility of $2,000.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of January 29, 2012:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility(1)	$147,750	$1,500	$3,000	$143,250	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements(2)	182,816	30,566	60,881	58,369	33,000
Operating leases(3)	473,209	49,855	97,619	94,006	231,729

Total	$1,003,775	$81,921	$161,500	$295,625	$464,729

(1)

Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of January 29, 2012, we had no borrowing under the revolving credit facility, borrowings of $147,750 ($146,667 net of discount) under the term facility and $4,894 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates and (2) interest requirements on variable rate debt obligations at rates in effect at January 29, 2012.

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised and payments based upon percent of sales are excluded from the table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenue and expenses. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended January 29, 2012. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Accounting for business combinations. The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. In accordance with accounting guidance for business combinations, the purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their fair value. The Acquisition and the allocation of the purchase price to the assets and liabilities as of June 1, 2010 has been recorded based on internal assessments and third party valuation studies.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 29, 2012, we have recorded a valuation allowance against a portion of our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required or if an addition to the allowance would be required.

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

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 on our store located in Dallas, Texas, which permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2010 or 2009.

Goodwill and intangible assets. In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, internal transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The internal transaction method uses valuation information derived from the Acquisition described in Note 2 as it represents an arm’s length transaction involving the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We do evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

Income taxes. The Company is a member of a consolidated group that includes D&B Entertainment and we file consolidated returns with all our domestic subsidiaries. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold.

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

Recent Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. As well, reclassification adjustments are required to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. There are no changes to the accounting for items within comprehensive income. This standard impacts presentation only and is effective for fiscal years beginning after December 15, 2011.

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its carrying value of goodwill and indefinite life intangible assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial markets.

We are exposed to market risk from interest rate changes on our senior secured credit facility. This exposure relates to the variable component of the interest rate on our $200,000 senior secured credit facility. As of January 29, 2012, we had borrowings of $147,750 ($146,667, net of discount) under the term facility, which was indexed to three-month LIBOR. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $260. As of January 29, 2012 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility at year end fiscal 2011.

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

The Former Auditors’ audit report on the Company’s consolidated financial statements for fiscal 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal 2009 year and through the subsequent interim period on or prior to August 25, 2010, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

Effective September 2, 2010, the Audit Committee of our Board of Directors appointed KPMG LLP as our new independent registered public accounting firm for the fiscal years ending January 29, 2012 and January 30, 2011. During our fiscal 2009 and subsequent interim period on or prior to September 2, 2010, we have not consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief

Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions involving and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended January 29, 2012.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or qualified or until his earlier death, resignation, or removal. Pursuant to a stockholders’ agreement, the Oak Hill Funds have the right to designate all of the directors. In addition, the Oak Hill Funds have the right to remove any or all of the directors that they appoint.

We have not developed a specific policy regarding diversity. However, as part of its periodic self-assessment process, the Board of Directors determines the diversity of special skills and characteristics necessary for the optimal functioning of the Board of Directors in its oversight role over both the short-term and long-term periods.

We do not have any specific, minimum qualifications for service on the Board of Directors. All of our common stock is owned by D&B Holdings, and all of the common stock of D&B Holdings is owned by D&B Entertainment. As the Oak Hill Funds control 95.4% of the common stock of D&B Entertainment, the Board of Directors has determined that it is not necessary for us to have a Nominating Committee or committee performing similar functions. However, we seek to have directors with sound business judgment and knowledge in his or her field of expertise. Identified and described below are additional key experiences, qualifications and skills that are important to our business and that are considered in the selection of directors. These factors may change from time to time.

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

The following table sets forth information regarding our directors and executive officers as of the date of this Report. Michael S. Green resigned from the Board of Directors on March 28, 2012.

Name	Age	Position
Stephen M. King	54	Chief Executive Officer and Director

Dolf Berle	49	President and Chief Operating Officer

Brian A. Jenkins	50	Senior Vice President and Chief Financial Officer

Sean Gleason	47	Senior Vice President and Chief Marketing Officer

Margo L. Manning	47	Senior Vice President of Human Resources

Michael J. Metzinger	55	Vice President—Accounting and Controller

J. Michael Plunkett	61	Senior Vice President of Purchasing and International Operations

Jay L. Tobin	54	Senior Vice President, General Counsel and Secretary

Michael J. Griffith(1) (2) (3)	55	Director

Jonathan S. Halkyard(1) (2) (4)	47	Director

David A. Jones(5)	62	Director

Alan J. Lacy(1)(2)(6)	58	Director

Kevin M. Mailender(2)	34	Director

Kevin M. Sheehan(4) (7)	58	Director

Tyler J. Wolfram(1)	45	Chairman of Board of Directors

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Mr. Griffith was elected to the Board of Directors of the Company on November 1, 2011.
(4)	Messrs. Halkyard and Sheehan were elected to the Board of Directors of the Company on September 8, 2011.
(5)	Chair of the Compensation Committee
(6)	Lead Director
(7)	Chair of the Audit Committee

Set forth below is biographical information regarding our directors and executive officers:

Stephen M. King has served as our Chief Executive Officer and Director since September 2006. From March 2006 until September 2006, Mr. King served as our Senior Vice President and Chief Financial Officer. From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide Inc., a company that owns and operates casual dining restaurants worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and, most recently, as President and Chief Operating Officer of International. Mr. King brings substantial industry, financial and leadership experience to our Board of Directors.

Dolf Berle has served as our President and Chief Operating Officer beginning on February 14, 2011. Mr. Berle has been Executive Vice President of Hospitality and Business and Sports Club Division Head for ClubCorp USA, Inc., the largest owner and operator of golf, country club and business clubs, since August 2009. Previously, Mr. Berle served as President of Lucky Strike Entertainment, an upscale chain of bowling alleys, from December 2006 to July 2009 and Chief Operating Officer of House of Blues Entertainment, Inc., a chain of live music venues, from April 2004 to December 2006.

Sean Gleason has served as our Senior Vice President and Chief Marketing Officer since August 2009. From June 2005 until October 2008, Mr. Gleason was the Senior Vice President of Marketing Communications at Cadbury Schweppes where he led initiatives for brands such as Dr Pepper, 7UP and Snapple. From May 1995 until May 2005, he served in various capacities (most recently as Vice President, Advertising/Media/Brand Identity) at Pizza Hut for Yum! Brands, the world’s largest restaurant company.

Brian A. Jenkins joined us as our Senior Vice President and Chief Financial Officer in December 2006. From 1996 until August 2006, he served in various capacities (most recently as Senior Vice President—Finance) at Six Flags, Inc., an amusement park operator.

Margo L. Manning has served as our Senior Vice President of Human Resources since November 2010. Previously, she served as our Senior Vice President of Training and Special Events from September 2006 until November 2010, our Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005. From December 1999 until September 2001, she served as our Assistant Vice President of Team Development, and from 1991 until December 1999, she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger has served as our Vice President—Accounting and Controller since January 2005. From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) at Carlson Restaurants Worldwide, Inc., a company that owns and operates casual dining restaurants worldwide.

J. Michael Plunkett has served as our Senior Vice President of Purchasing and International Operations since September 2006. Previously, he served as our Senior Vice President—Food, Beverage and Purchasing/Operations Strategy from June 2003 until June 2004 and from January 2006 until September 2006. Mr. Plunkett also served as Senior Vice President of Operations for Jillian’s from June 2004 to January 2006, as Vice President of Kitchen Operations from November 2000 until June 2003, as Vice President of Information Systems from November 1996 until November 2000 and as Vice President and Director of Training from November 1994 until November 1996. From 1982 until November 1994, he served in operating positions of increasing responsibility for us and our predecessors.

Jay L. Tobin has served as our Senior Vice President, General Counsel and Secretary since May 2006. From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) at Brinker International, Inc., a company that owns and operates casual dining restaurants worldwide.

Michael J. Griffith serves as Vice Chairman of Activision Blizzard, Inc., a worldwide online, personal computer, console, handheld, and mobile game publisher (“Activision Blizzard”). Mr. Griffith has served as Vice Chairman of Activision Blizzard since March 2010 and was President and Chief Executive Officer of Activision Publishing, from 2005 to 2010, culminating in the combination of Activision Publishing and Blizzard Entertainment. Prior to joining Activision, Mr. Griffith served in a number of executive level positions at the Procter & Gamble Company from 1981 to 2005, including President of the Global Beverage Division from 2002 to 2005, Vice President and General Manager of Coffee Products from 1999 to 2002, and Vice President and General Manager of Fabric & Home Care—Japan and Korea and Fabric & Home Care Strategic Planning—Asia from 1997 to 1999. Mr. Griffith has served on our Board of Directors since November 2011.

Jonathan S. Halkyard has served as Executive Vice President of Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.), one of the largest casino entertainment providers in the world (“Caesars”), since July 2005 and Chief Financial Officer since August 2006. Previously, Mr. Halkyard served Caesars as Treasurer from November 2003 through July 2010, Vice President from November 2002 to July 2005, Assistant General Manager—Harrah’s Las Vegas from May 2002 until November 2002 and Vice President and Assistant General Manager—Harrah’s Lake Tahoe from September 2001 to May 2002. Mr. Halkyard has served on our Board of Directors since September 2011.

David A. Jones is a Senior Advisor to the Oak Hill Funds, providing consulting services to various portfolio companies, since 2008. Prior to advising the Oak Hill Funds, he served from 2005 until 2007 as the Chairman and Global Chief Executive Officer of Spectrum Brands, Inc., a $2.7 billion publicly traded consumer products company with operations in 120 countries worldwide and whose brand names include Rayovac, Varta, Remington, Cutter and Tetra. From 1996 to 2005, Mr. Jones was the Chairman and Chief Executive Officer of Rayovac Corporation (the predecessor to Spectrum Brands), a $1.4 billion publicly traded global consumer products company with major product offerings in batteries, portable lighting and shaving and grooming categories. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. In aggregate, Mr. Jones has over 35 years of experience in senior leadership roles at several leading public and private global consumer products companies, including Spectrum Brands, Rayovac, Thermoscan, Regina, Electrolux, Sara Lee, and General Electric. He currently serves as a director of Pentair, Inc., The Hillman Companies, Inc. and Earth Fare, Inc. Mr. Jones has served on our Board of Directors since June 2010 and serves as Chair of our Compensation Committee. He brings substantial management experience to our Board of Directors.

Alan J. Lacy is a Senior Advisor to the Oak Hill Funds, providing consulting services to various portfolio companies, since 2007. Prior to advising the Oak Hill Funds, he was Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, a large broad line retailer, and Chairman and Chief Executive Officer of Sears Roebuck and Co. (“Sears”), a large retail company. During Mr. Lacy’s tenure as CEO of Sears, the company created significant value for shareholders by executing major restructuring and growth initiatives, including the merger of Sears and Kmart, the acquisition of Lands’ End and the sale of Sears’ credit business. Prior to that, Mr. Lacy was employed in a number of executive level positions at major retail and consumer products companies, including Sears, Kraft, Philip Morris and Minnetonka Corporation. Mr. Lacy currently serves as a director of Bristol-Myers Squibb Company, The Hillman Companies, Inc. and Earth Fare, Inc., and served as a director of The Western Union Company from 2006-2011. Mr. Lacy is a Trustee of Fidelity Funds and a Trustee and former Chairman of the Board of the National Parks Conservation Association. Mr. Lacy has served on our Board of Directors since June 2010 and serves as Lead Director. He brings substantial management experience to our Board of Directors.

Kevin M. Mailender is a Principal of Oak Hill Capital Management, LLC and has been with the firm since 2002. Mr. Mailender is responsible for investments in the Consumer, Retail & Distribution industry group. He currently serves as a director of The Hillman Companies, Inc. and Earth Fare, Inc. Mr. Mailender has served on our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

Kevin M. Sheehan serves as President and Chief Executive Officer of NCL Corporation Ltd., a leading global cruise line operator (“Norwegian”). Mr. Sheehan has served as President of Norwegian since August 2010 (and previously from August 2008 through March 2009) and Chief Executive Officer of Norwegian since November 2008. Mr. Sheehan also served as Executive Vice President and Chief Financial Officer of Norwegian from November 2007 until September 2010. Before joining Norwegian, Mr. Sheehan spent two and one-half years consulting to private equity firms including Cerberus Capital Management LP (2006-2007) and Clayton Dubilier & Rice (2005-2006). From August 2005 to January 2008, Mr. Sheehan served on the faculty of Adelphi University as Distinguished Visiting Professor—Accounting, Finance and Economics. Prior to that, Mr. Sheehan served a nine-year career with Cendant Corporation, most recently serving as Chairman and Chief Executive Officer of its Vehicle Services Division (including responsibility for Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Fleet Management and Wright Express). Mr. Sheehan serves on the Board of Directors, as Chairman of the Audit Committee, and as a member of the Compensation Committee of GateHouse Media, Inc. (one of the largest publishers of locally based print and online media in the United States). Mr. Sheehan has served on our Board of Directors since September 2011 and is the Chair of our Audit Committee.

Tyler J. Wolfram is a Partner of Oak Hill Capital Management, LLC and has been with the firm since 2001. He is responsible for originating, structuring, and managing investments in the Consumer, Retail & Distribution industry group. He currently serves as a director of NSA International, LLC, The Hillman Companies, Inc., and Earth Fare, Inc. Mr. Wolfram has served as Chairman of our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

2011 Director Compensation Table

The following table sets forth the information concerning all compensation paid by the Company during fiscal 2011 to our directors.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Total ($)
Michael J. Griffith	25,000	—	25,000
Jonathan S. Halkyard	41,667	—	41,667
David A. Jones	65,000	—	65,000
Alan J. Lacy	87,500	—	87,500
Kevin M. Sheehan	45,417	—	45,417

(1)	Messrs. Green, King, Mailender and Wolfram were omitted from the Director Compensation Table as they do not receive compensation for service on our Board of Directors. Mr. King’s compensation is reflected in the Summary Compensation Table.
(2)	Reflects the prorata portion of the annual stipend received for service on the Board of Directors during 2011. Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service. Such reimbursements are not included in this Table. There are no other fees earned for service on the Board of Directors.
(3)	As of the end of our 2011 fiscal year, Mr. Jones held zero vested and 822 unvested stock options, and Mr. Lacy held zero vested and 1,644 unvested stock options. All of such stock options are exercisable at a price of $1,000 per share and expire on June 1, 2020.

The members of our Board of Directors, other than Messrs. Griffith, Halkyard, Jones, Lacy and Sheehan, are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. In addition to reimbursement for out-of-pocket expenses incurred in connection with their board service, Messrs. Griffith, Halkyard, Jones, Lacy and Sheehan receive an annual stipend of $100,000 per year for serving as members of our Board of Directors. Mr. Jones receives an additional annual stipend of $10,000 for serving as Chair of our Compensation Committee. Mr. Lacy receives an additional annual stipend of $25,000 for serving as our Lead Director. Mr. Sheehan receives an additional annual stipend of $15,000 for serving as Chair of our Audit Committee. Messrs. Jones and Lacy participate in D&B Entertainment’s 2010 Management Incentive Plan and each has received an option grant in consideration of their service on our Board of Directors.

Corporate Governance

The Board of Directors met four times in fiscal 2011, including regular and special meetings. During this period, no individual director, from the date they became a board member, attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

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

The Audit Committee, comprised of Messrs. Griffith, Halkyard, Lacy, Mailender and Sheehan, and chaired by Mr. Sheehan, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee held four meetings during fiscal 2011. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Griffith, Halkyard, Jones, Lacy and Wolfram, and chaired by Mr. Jones, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee held two meetings during fiscal 2011.

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

Compensation Discussion and Analysis

The Compensation Committee of our Board is responsible for establishing the compensation philosophy and ensuring each element of the compensation program encourages high levels of performance among the executive officers and positions the Company for growth. The Compensation Committee ensures our compensation program is fair, competitive, and closely aligns the interests of our executive officers with the Company’s short and long-term business objectives. Through a strategic combination of base pay, cash-based short-term incentive plans, and an equity-based long-term incentive plan, our Compensation Committee strives to reward executive officers for meeting certain strategic objectives and increasing shareholder value.

Under the leadership of the executive officers, the Company had a great deal of success in 2011, delivering strong EBITDA results, launching locations in two new markets, and continuing to strengthen the foundation required to position the Company for long-term growth. The Compensation Committee believes each component of the compensation program was effective at aligning the executive officers with the Company’s objectives and at recognizing the success the Company achieved as a result of their leadership.

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2011 and also addresses why we believe our compensation program supports our business strategy and operational plans.

Compensation philosophy and overall objectives of executive compensation programs

It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance our value both in the short and long-term. The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

•	provide a competitive total executive compensation package that enables us to attract, motivate and retain key executives;

•	integrate the compensation arrangements with our annual and long-term business objectives and strategy, and focus executives on the fulfillment of these objectives; and

•	provide variable compensation opportunities that are directly linked with our financial and strategic performance.

•	ensure appropriate governance of our plans to ensure they are managed appropriately and truly adding value.

Procedures for determining compensation

Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our NEOs. The Compensation Committee relies on input from our Chief Executive Officer regarding the NEOs’ individual performance (other than himself) and an analysis of our corporate performance. With respect to the compensation for the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance and sets his compensation. With respect to our corporate performance as a factor in compensation decisions, the Compensation Committee considers, among other aspects, our long-term and short-term strategic goals, revenue goals, profitability, and return to our investors.

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs. Mr. King evaluates the performance of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee annually discusses the recommendations with the Chief Executive Officer. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. By a delegation of authority from the Board of Directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In fiscal 2011, the Compensation Committee approved Mr. King’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, we did not conduct a peer group study, perform a benchmarking survey for fiscal 2011 or rely on a compensation consultant. Our Compensation Committee relied on the experience of the Oak Hill Funds in managing other portfolio companies, and those experiences informed and guided our compensation decisions for fiscal 2011. However, our Compensation Committee has engaged the compensation consulting firm Aon Hewitt to conduct a benchmarking study to guide our compensation structure and philosophy, including compensation of our NEOs, in 2012. In addition, while we are not currently a public company, the Compensation Committee is in the process of refining current processes, systems, and review mechanisms to be reflective of best practices utilized by public companies.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and Oak Hill’s experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer, taking into account our operating and financial results for the year, an assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2011, Mr. Jenkins, Mr. Tobin and Mr. Gleason received a merit-based increase in base salary of 4.6%, 3.1% and 5.8% respectively.

Annual incentive plan

The Dave & Buster’s, Inc. Executive Incentive Plan (the “Incentive Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan provides a valuable short-term incentive program for delivering a cash bonus opportunity for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the Board of Directors.

The fiscal 2011 Incentive Plan for most employees was based on our targeted Adjusted EBITDA for fiscal 2011. “Adjusted EBITDA” is calculated as net income (loss), plus interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense, loss (gain) on asset disposal, gain on acquisition of limited partnership, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate expenses, severance, change in deferred amusement revenue and ticket liability estimations, transaction costs and other. Substantially all of the NEOs received a bonus based on achievement of various corporate objectives (including items such as Adjusted EBITDA, revenues, and similar measures) as determined by the Compensation Committee. Generally, bonus payouts for our NEOs are based 75% on the achievement of a target based on Adjusted EBITDA and 25% on the achievement of revenue targets. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, support of our strategy and consistency with our overall objectives. In fiscal 2011, incentive compensation awards for all of the NEOs were approved by the Compensation Committee and reported to the Board of Directors. The Compensation Committee and the Board of Directors believe the fiscal 2011 performance targets were challenging to achieve in our current economic environment and yet provided an appropriate incentive for performance, in that it required the achievement of a significant increase in revenues and Adjusted EBITDA compared to our prior year performance.

	Target	Actual
Adjusted EBITDA	$94,260	$98,372
Revenue	$543,374	$542,031

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as 60% of an NEO’s annualized base salary as of the end of the fiscal year. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

	% of Target Bonus at Threshold	% of Target Bonus at Target	% of Target Bonus at Maximum
Stephen M. King	31.25%	100%	150%
Dolf Berle	31.25%	100%	150%
Jeffrey C. Wood	31.25%	100%	150%
Brian A. Jenkins	31.25%	100%	150%
Jay L. Tobin	31.25%	100%	150%
Sean Gleason	37.50%	100%	150%

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2011 and reported the awards to the Board of Directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved during fiscal 2011. In reviewing fiscal 2011 Incentive Plan results, the Compensation Committee recognized that we exceeded the target Adjusted EBITDA and exceeded the threshold (but were less than the target) revenue, which resulted in an award above target level performance for substantially all employees, including the NEOs. With the exception of Mr. Wood, our NEOs were paid between 109.7% and 115.7% of their target bonus opportunity for fiscal 2011 based on the achievement of performance in excess of target for Adjusted EBITDA and between threshold and target revenue performance. Mr. Wood did not earn certain portions of his bonus linked to the attainment of restaurant development objectives; therefore, he was paid 27.9% of his target bonus opportunity for fiscal 2011.

	Target Bonus	Bonus Paid	% of Target
Stephen M. King	$360,000	$416,664	115.7%
Dolf Berle	$201,923	$233,706	115.7%
Jeffrey C. Wood	$189,000	$52,759	27.9%
Brian A. Jenkins	$204,000	$236,110	115.7%
Jay L. Tobin	$198,000	$229,165	115.7%
Sean Gleason	$165,000	$180,956	109.7%

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2011 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2011 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

Long-term incentives

The Compensation Committee believes that it is essential to align the interests of the executives and other key management personnel responsible for our growth with the interests of our stockholders. The Compensation Committee has also identified the need to retain tenured, high performing executives. The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the objectives of enhancing our value, as set forth in the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (the “Stock Incentive Plan”).

The board of directors of D&B Entertainment awarded stock options to Mr. Berle during fiscal 2011. The exercise price of the stock option awards were established on the date that the board of directors of D&B Entertainment approved the award. The exercise price was established by the board of directors of D&B Entertainment and supported by an independent valuation assessment.

In general, we have provided our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. With respect to service-based options, the options vest ratably (20% per year) over a five-year period commencing one year following the grant date. With respect to performance-based options, there are various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a four-year or five-year period based on D&B Entertainment meeting certain profitability targets for each fiscal year. Such Adjusted EBITDA vesting options also vest upon a D&B Entertainment change of control provided that prescribed Oak Hill Funds’ internal rate of return (IRR) conditions are met. IRR vesting options vest upon a change in control of D&B Entertainment if the Oak Hill Funds’ internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement. Vesting of options in each case is subject to the grantee’s continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination) as of the vesting date. Any options that have not vested prior to a change in control or do not vest in connection with the change in control will be forfeited by the grantee upon a change in control for no consideration.

There are 20,190 shares available for issuance under the Stock Incentive Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

The Compensation Committee annually reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Other benefits

Retirement Benefits. Our employees, including our NEOs, are eligible to participate in the 401(k) retirement plan on the same basis as other employees. However, tax regulations impose a limit on the amount of compensation that may be deferred for purposes of retirement savings. As a result, we established the Select Executive Retirement Plan (the “SERP”). See “—2011 Nonqualified deferred compensation” for a discussion of the SERP.

Perquisites and Other Benefits. We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest, including car allowances, country club memberships, and Company-paid financial counseling and tax preparation services. See “—2011 Summary compensation table.”

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

Risk Assessment Disclosure

Our Compensation Committee assessed the risk associated with our compensation practices and policies for employees, including a consideration of the balance between risk-taking incentives and risk-mitigating factors in our practices and policies. The assessment determined that any risks arising from our compensation practices and policies are not reasonably likely to have a material adverse effect on our business or financial condition.

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

David A. Jones, Chair	Michael J. Griffith	Jonathan S. Halkyard	Alan J. Lacy	Tyler Wolfram

2011 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2011 to or for each person serving as our NEOs at the end of 2011.

Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(6) ($)	Total ($)
Stephen M. King	2011	600,000	—	—	416,664	35,094	1,051,758
(CEO)	2010	600,000	—	895,188	258,450	29,697	1,783,335
	2009	600,000	—	—	223,050	43,543	866,593

Dolf Berle(1)	2011	336,539	69,304	235,290	233,706	13,207	888,046
(President and COO)

Jeffrey C. Wood(2)	2011	290,769	—	—	52,759	301,832	645,360
(SVP, Chief Development Officer)	2010	313,346	—	234,148	149,704	23,783	720,981
	2009	310,000	—	—	101,448	30,583	442,031

Brian A. Jenkins	2011	328,750	—	—	236,110	26,656	591,516
(SVP and CFO)	2010	316,731	—	466,868	139,994	33,731	957,324
	2009	300,000	—	—	111,525	36,575	448,100

Jay L. Tobin	2011	322,500	—	—	229,165	31,427	583,092
(SVP, General Counsel and Secretary)	2010	316,362	—	234,148	137,840	30,990	719,340
	2009	309,000	—	—	114,871	33,068	456,939

Sean Gleason(3)	2011	263,750	—	—	180,956	16,972	461,678
(SVP, Chief Marketing Officer)	2010	260,000	—	234,148	106,860	17,734	618,742
	2009	130,000	—	499,273	44,554	6,560	680,387

(1)	Mr. Berle joined the Company on February 14, 2011, and received a sign-on bonus in the amount of $69,304 to defray certain costs and expenses incurred by him.
(2)	Mr. Wood left his position with the Company effective December 31, 2011. Pursuant to the Amended and Restated Employment Agreement dated May 2, 2010, by and between Mr. Wood and the Company, and the Confidential Separation Agreement and General Release, dated as of December 22, 2011, by and between Mr. Wood and the Company (collectively, the “Employment Agreements”), Mr. Wood received termination pay during our 2011 fiscal year and will receive termination pay during our 2012 fiscal year equal to (a) his salary and car allowance for a period of ten months, (b) a pro-rated annual bonus for the 2011 fiscal year, and (c) the value of certain employee benefits for the period commencing on January 1, 2012, and ending June 30, 2012. These payments have been accrued during 2011 and have been included under “All Other Compensation” for the 2011 fiscal year.
(3)	Mr. Gleason joined the Company on August 3, 2009.
(4)	The following salary deferrals were made under the SERP in 2011: Mr. King, $36,000; Mr. Wood $74,510; Mr. Jenkins, $32,875; and Mr. Tobin, $19,350.
(5)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of the assumptions used for purposes of valuation of options granted in 2011, 2010, and 2009 appear in the Financial Statements contained in Item 15(a)(i), Note 1, Pages F-9 to F-10.
(6)	The following table sets forth the components of “All Other Compensation:”

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Company Contributions to Retirement & 401(k) Plans($)(c)	Severance Payments / Accruals($)	Total ($)(a)
Stephen M.	2011	10,000	—	3,120	—	21,974	—	35,094
King(a)	2010	10,000	—	3,120	6,192	10,385	—	29,697
	2009	10,000	—	3,120	12,423	18,000	—	43,543

Dolf Berle	2011	9,616	—	3,000	—	592	—	13,207

Jeffrey C.	2011	9,231	—	2,880	—	—	289,721	301,832
Wood(a) (b)	2010	10,000	—	3,120	9,763	900	—	23,783
	2009	10,000	—	3,120	16,238	1,225	—	30,583

Brian A.	2011	10,000	—	3,120	—	13,536	—	26,656
Jenkins(a)	2010	10,000	—	3,120	15,234	5,377	—	33,731
	2009	10,000	1,096	3,120	13,359	9,000	—	36,575

Jay L. Tobin(a)	2011	10,000	5,000	3,120	—	13,307	—	31,427
	2010	10,000	5,000	3,120	6,536	6,334	—	30,990
	2009	10,000	5,000	3,120	4,261	10,687	—	33,068

Sean	2011	10,000	3,852	3,120	—	—	—	16,972
Gleason(a)	2010	10,000	—	3,120	4,614	—	—	17,734
	2009	5,000	—	1,560	—	—	—	6,560

(a)	Does not include the “Net Proceeds” received by the named executive officers upon or subsequent to the closing of the Acquisition on June 1, 2010. See 2011 Option Exercises and Stock Vested Table on Pages 49-50.
(b)	Does not include payments received by Mr. Wood in exchange for the purchase of his stock options on January 13, 2012. See 2011 Option Exercises and Stock Vested Table on Pages 49-50.
(c)	Amounts include Company contributions to retirement and 401(k) plans that were based on the Company’s performance during the 2011 fiscal year and accrued as of January 29, 2012, although such contributions were not made until the 2012 fiscal year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

The following table shows the grants of plan-based awards to the named executive officers in fiscal 2011.

					Exercise or	Grant Date
	Estimated Future Payouts Under			All other options awards:	Base Price	Fair Value of
	Non-Equity Incentive Plan Awards(1)			number of securities	of Option	Option
Name	Threshold ($)	Target ($)	Maximum($)	underlying options (#)	Awards ($/Sh)	Awards ($)
Stephen M. King	112,500	360,000	540,000	—	—	—

Dolf Berle	63,101	201,923	302,885	2,439.00	1,000	235,290

Jeffrey C. Wood	59,063	189,000	283,500	—	—	—

Brian A. Jenkins	63,750	204,000	306,000	—	—	—

Jay L. Tobin	61,875	198,000	297,000	—	—	—

Sean Gleason	61,875	165,000	247,500	—	—	—

(1)	All such payouts are pursuant to the Incentive Plan, as more particularly described under “—Annual Incentive Plan” above and actual payouts are recorded under “Non-Equity Incentive Plan Compensation” in the “—Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

			Number of Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised Options (#)(1)		Unexercised Unearned	Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)(2)	($)	Date
Stephen M. King	252.00	1,008.00	2,520.00	1,000	06/1/2020

Dolf Berle	162.60	650.40	1,626.00	1,000	03/23/2021

Jeffrey C. Wood	—	66.00	132.00	1,000	12/31/2012
	—	—	329.00	1,000	06/28/2013

Brian A. Jenkins	131.60	526.40	1,314.00	1,000	06/1/2020

Jay L. Tobin	66.00	264.00	659.00	1,000	06/1/2020

Sean Gleason	66.00	264.00	659.00	1,000	06/1/2020

(1)	These options represent service-based options granted under the Stock Incentive Plan. With the exception of options granted to Mr. Berle, such options vest ratably over a five-year period commencing on June 1, 2011, the first anniversary of the date of grant. Options granted to Mr. Berle vest ratably over a five-year period commencing on March 23, 2012, the first anniversary of the date of grant.
(2)	These options are performance-based options granted under the Stock Incentive Plan and shall vest (a) in the event the Company achieves certain annual earnings targets and (b) upon a change in control of the Company in which the Oak Hill funds achieve a designated internal rate of return on its initial investment.

Amounts reflect the impact of a 39.709% reduction in the number of stock options held by each of the listed persons, with the exception of Mr. Berle, in connection with the repurchase of 39.709% of the issued and outstanding common stock of D&B Entertainment on February 25, 2011 with the proceeds from the issuance of discount senior notes by D&B Entertainment on February 22, 2011.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the Management Incentive Plan as of January 29, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	15,985	$1,001	20,190

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	15,985	$1,001	20,190

(1)	Amounts reflect the impact of a 39.709% reduction in the number of stock options in connection with the repurchase of 39.709% of the issued and outstanding common stock of D&B Entertainment on February 25, 2011, with the proceeds from the issuance by D&B Entertainment of discount notes on February 22, 2011.

2011 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(1) ($)
Stephen M. King	—	48,993

Dolf Berle	—	—

Jeffrey C. Wood	66.00	13,200	(2)
	—	13,431

Brian A. Jenkins	—	19,862

Jay L. Tobin	—	13,431

Sean Gleason	—	10,215

(1)	On June 1, 2010, upon the closing of the Acquisition, each option to acquire D&B Holdings’ common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest (the “Net Proceeds”). Amounts in this column reflect certain Net Proceeds received by the NEOs in 2011 related to the Acquisition. This delayed payment of Net Proceeds relates to the post-Acquisition calculation of certain tax and other allocations between the buyer and seller which occurred in 2011. Combined with the Net Proceeds received in 2010, the NEOs have received the following amounts related to the Acquisition: Mr. King $8,169,138; Mr. Wood $2,239,442; Mr. Jenkins $3,284,825; Mr. Tobin $2,210,015; and Mr. Gleason $980,234. Mr. Berle was not employed by the Company at the time of the Acquisition and did not receive any portion of the Net Proceeds.
(2)	In connection with Mr. Wood leaving his position with the Company effective December 31, 2011, on January 13, 2012, the Company repurchased 66 vested stock options owned by Mr. Wood for an aggregate purchase price of $13,200, the amount of the difference between the per share exercise price and the per share fair market value on December 31, 2011.

2011 NONQUALIFIED DEFERRED COMPENSATION

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

The following table shows contributions to each NEO’s deferred compensation account in 2011 and the aggregate amount of such officer’s deferred compensation as of January 29, 2012.

Name	Executive Contributions In Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	36,000	21,974	1,307	90,913

Dolf Berle	—	—	—	—

Jeffrey C. Wood	74,510	—	1,842	82,388

Brian A. Jenkins	32,875	12,040	3	61,242

Jay L. Tobin	19,350	11,811	1,701	48,833

Sean Gleason	—	—	—	—

(1)	Amounts are included in the “Salary” column of the “—Summary Compensation Table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—Summary Compensation Table.”

Employment Agreements

As of the closing of the Acquisition, we have entered into new amended and restated employment agreements with our NEOs to reflect the then current compensation arrangements of each of the NEOs and to include additional restrictive covenants, including a one-year non-compete provision and a two-year non-solicitation and non-hire provision. The employment agreement for each NEO provides for an initial term of two years, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO will be entitled to a minimum base salary and may receive an annual salary increase commensurate with such officer’s performance during the year, as determined by the Board of Directors of Dave & Buster’s Management Corporation, Inc. Our NEOs are also entitled to participate the 2010 Management Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. NEOs will be entitled to receive an annual automobile allowance, an allowance for club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a confidentiality covenant.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the NEOs under the Stock Incentive Plan and the employment agreements with the NEOs following a termination of employment or change in control.

Stock Incentive Plan

Pursuant to the Stock Incentive Plan, certain vested stock options shall terminate on the earliest of (a) the day on which the executive officer is no longer employed by us due to the termination of such employment for cause, (b) the thirty-first day following the date the executive officer is no longer employed by us due to the termination of such employment upon notice to us by the executive officer without good reason having been shown, (c) the 366th day following the date the executive officer is no longer employed by us by reason of death, disability, or due to the termination of such employment (i) by the executive officer for good reason having been shown or (ii) by us for reason other than for cause, or (d) the tenth anniversary of the date of grant. Subject to the provisions of the immediately following sentence, all options that are not vested and exercisable on the date of termination of employment shall immediately terminate and expire on such termination date. A portion of the performance-based stock options shall become vested and exercisable subject to the satisfaction of certain performance requirements set forth in the Stock Incentive Plan. Upon a sale or change in control as more particularly described in the Stock Incentive Plan, certain performance-based stock options shall become vested and exercisable, subject to certain performance requirements set forth in the Stock Incentive Plan.

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2011 Nonqualified deferred compensation.”

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

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (as defined in the Stock Incentive Plan) and certain other liquidity events had occurred as of January 29, 2012 (the last day of fiscal 2011).

Name	Benefit	Resignation ($)	Termination W/Out Cause($)	Termination With Cause($)	Termination for Good Reason($)	Death/ Disability ($)	Change in Control ($)
Stephen M. King	Salary	—	600,000	—	600,000	600,000	—
	Bonus(1)	—	360,000	—	360,000	360,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,033	—	10,033	10,033	—
	Deferred Compensation	90,913	90,913	90,913	90,913	90,913	90,913

Dolf Berle	Salary	—	350,000	—	350,000	350,000	—
	Bonus(1)	—	210,000	—	210,000	210,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,449	—	10,449	10,449	—
	Deferred Compensation	—	—	—	—	—	—

Jeffrey C. Wood(2)	Salary	—	271,384	—	—	—	—
	Bonus(1)	—	52,759	—	—	—	—
	Car	—	8,385	—	—	—	—
	H & W Benefits	—	9,952	—	—	—	—
	Deferred Compensation	—	82,388	—	—	—	—

Brian A. Jenkins	Salary	—	340,000	—	340,000	340,000	—
	Bonus(1)	—	204,000	—	204,000	204,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,449	—	10,449	10,449	—
	Deferred Compensation	61,242	61,242	61,242	61,242	61,242	61,242

Jay L. Tobin	Salary	—	330,000	—	330,000	330,000	—
	Bonus(1)	—	198,000	—	198,000	198,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,033	—	10,033	10,033	—
	Deferred Compensation	48,833	48,833	48,833	48,833	48,833	48,833

Sean Gleason	Salary	—	275,000	—	275,000	275,000	—
	Bonus(1)	—	165,000	—	165,000	165,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,449	—	10,449	10,449	—
	Deferred Compensation	—	—	—	—	—	—

(1)	Accrued and unpaid non-equity incentive compensation payable assuming target performance pursuant to our 2011 Incentive Plan.
(2)	Mr. Wood left his position with the Company effective December 31, 2011. The amounts reported include all sums payable to Mr. Wood pursuant to the Employment Agreement (either paid in 2011 or accrued in 2011 and payable in 2012).

The Director Compensation Table and related narrative in Item 10 above is incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2012, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. All of the common stock of D&B Holdings is owned by D&B Entertainment. The following table shows the ownership of D&B Entertainment’s common stock by (a) all persons known by us to beneficially own more than 5% of D&B Entertainment common stock, (b) each present director, (c) the named executive officers, and (d) all executive officers and directors as a group as of March 31, 2012.

	Number of Shares of Common Stock Beneficially Owned as of March 31, 2012	Number of Shares Attributable to Options Exercisable Within 60 Days of March 31, 2012		Percent(8)
Oak Hill Capital Partners III, L.P.(1)	136,262.745		(2)	91.84%
Oak Hill Capital Management Partners III, L.P.(1)	4,475.184		(2)	3.02%
Directors(3)
Stephen M. King	2,077.679	252	(4)	1.40%
Michael J. Griffith	—	—		*
Jonathan S. Halkyard	—	—		*
David A. Jones(5)	1,000	—	(4)	*
Alan J. Lacy	750	—	(4)	*
Kevin M. Mailender	—	—		*
Kevin M. Sheehan	—	—		*
Tyler J. Wolfram	—	—		*
Named Executive Officers(3)(6)
Dolf Berle	237.600	162.6	(7)	*
Jeffrey C. Wood	66.000	66	(7)	*
Brian A. Jenkins	798.675	131.6	(7)	*
Jay L. Tobin	627.019	66	(7)	*
Sean Gleason	276.655	66	(7)	*
All Executive Officers and Directors as a Group (16 Persons)	7023.216	794.20		4.73%

*	Less than 1%
(1)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) is 201 Main Street, Suite 1018, Fort Worth, Texas 76102. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board of directors are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.
(2)	Not applicable.
(3)	We determined beneficial ownership in accordance with the rules of the SEC. Except as noted, and except for any community property interests owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares of stock of which they are identified as being the beneficial owners.
(4)	Mr. King owns 3,780 stock options under the Stock Incentive Plan, 252 of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Lacy owns 1,644 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Jones owns 822 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2012.
(5)	Shares reflected in the table include 740 shares owned by Mr. Jones; plus 20 shares owned by each of the eight David A. Jones 2006 Grandchildren’s Trusts Dated 12/30/2006, trusts established for the benefit of Mr. Jones’s eight grandchildren; 20 shares owned by Brenton Alan Kindle; 20 shares owned by Brooke Nicole Kindle Stephens; 20 shares owned by Leslie Ann Jones Acosta; 20 shares owned by Jeffrey David Jones; and 20 shares owned by Dana Michele Jones Smith. Mr. Jones has sole voting and investment power over all of the shares pursuant to the voting trust agreement and irrevocable proxies executed by the trustees of each trust on behalf of the eight trust beneficiaries and the individual owners of the shares.

(6)	In addition to Mr. King who serves as a director.
(7)	Mr. Berle owns 2,439 stock options under the Stock Incentive Plan, 162.6 of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Wood owns 527 stock options under the Stock Incentive Plan, 66 of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Jenkins owns 1,972 stock options under the Stock Incentive Plan, 131.6 of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Tobin owns 989 stock options under the Stock Incentive Plan, 66 of which have vested, or will vest, within 60 days of March 31, 2012. Mr. Gleason owns 989 stock options under the Stock Incentive Plan, 66 of which have vested, or will vest, within 60 days of March 31, 2012.
(8)	This percentage is based on the number of beneficially owned shares of common stock as of March 31, 2012, determined in accordance with the rules of the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Oak Hill Capital Partners

Our director, Tyler J. Wolfram, is a Partner of Oak Hill Capital Management, LLC. Our director, Kevin M. Mailender, is a Principal of Oak Hill Capital Management, LLC and our directors, Alan J. Lacy and David A. Jones are both Senior Advisors to the Oak Hill Funds.

Director Independence

Though not formally considered by our Board of Directors because we are not a listed issuer, we have evaluated the independence of our Board of Directors using the independence standards of the New York Stock Exchange. We believe that Messrs. Lacy, Jones, Sheehan, Halkyard and Griffith, are independent directors within the meaning of the listing standards of the New York Stock Exchange.

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

Stockholders’ agreement

D&B Entertainment, certain members of management and the Oak Hill Funds entered into a stockholders’ agreement as of June 1, 2010. The stockholders’ agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of D&B Entertainment held by such parties. In addition, the stockholders’ agreement provides that the Oak Hill Funds may compel a sale of all or a portion of the equity in D&B Entertainment to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of D&B Entertainment may participate in certain sales of stock by the Oak Hill Funds to third parties (commonly known as tag-along rights). The stockholders’ agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of D&B Entertainment by the parties thereto. The stockholders’ agreement also provides that D&B Entertainment’s stockholders, under certain circumstances, will have the ability to cause D&B Entertainment to register common equity securities of D&B Entertainment under the Securities Act, and provide for procedures by which certain of the equity holders of D&B Entertainment may participate in such registrations.

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

On August 25, 2010 Ernst & Young, LLP (“Ernst & Young”) was dismissed as the Company’s independent auditors. Effective September 2, 2010, the Audit Committee of our Board of Directors appointed KPMG LLP (“KPMG”) as our new independent registered public accounting firm for the fiscal years ending January 29, 2012 and January 30, 2011.

Neither KPMG nor Ernst & Young, has a direct or indirect interest in the Company. Ernst & Young had been the Company’s independent registered public accounting firm since 1995. The following table sets forth the fees for professional audit services provided to the Company by KPMG and Ernst & Young, for the fiscal years ended January 29, 2012 and January 30, 2011:

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$430	$490
Audit-Related Fees(2)	0	44
Tax Fees(3)	0	0
All Other	0	0

Total	$430	$534

(1)

Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings. Audit fees for fiscal 2010 were $430 for KPMG and $60 for Ernst & Young.

(2)	Fiscal 2010 includes fees paid to Ernst & Young for planning activities related to the 2010 audit. There were no audit-related fees paid to KPMG.
(3)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state, local, and foreign returns) and tax examination assistance.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For both fiscal 2011 and fiscal 2010, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by each of Ernst & Young, LLP and KPMG LLP were compatible with such firm’s independence.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and KPMG, the independent registered public accounting firm, our audited financial statements as of and for the year ended January 29, 2012. We have also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

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

Kevin M. Sheehan, Chair	Michael J. Griffith	Jonathan S. Halkyard	Alan J. Lacy	Kevin M. Mailender

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
See Pages F-1 to F-26 of this Report.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri Corporation

Date: April 12, 2012	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 12, 2012.

	Signature	Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Tyler J. Wolfram	Chairman of the Board of Directors
Tyler J. Wolfram

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ David A. Jones	Director
David A. Jones

By:	/s/ Alan J. Lacy	Director
Alan J. Lacy

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Dave & Buster’s, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries (the Company) as of January 29, 2012 and January 30, 2011, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the fiscal year ended January 29, 2012, 120-day period ended May 31, 2010 and the 244-day period ended January 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for the fiscal year ended January 29, 2012, 120-day period ended May 31, 2010 and the 244-day period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

April 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dave & Buster’s, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Dave & Buster’s, Inc. (the Company) and subsidiaries for the fiscal year ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dave & Buster’s, Inc. and subsidiaries for the fiscal year ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

April 15, 2010

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 29, 2012	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,684	$34,407
Inventories (Note 4)	14,840	14,231
Prepaid expenses	9,595	9,609
Deferred income taxes	13,382	7,568
Income tax receivable	0	5,861
Other current assets	3,493	5,015

Total current assets	74,994	76,691
Property and equipment (net of $83,422 and $32,707, accumulated depreciation in 2011 and 2010, respectively) (Note 5)	323,342	304,819
Tradenames (Note 6)	79,000	79,000
Goodwill (Note 6)	272,286	272,626
Other assets and deferred charges	29,040	31,406

Total assets	$778,662	$764,542

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 8)	$1,500	$1,500
Accounts payable	23,974	20,837
Accrued liabilities (Note 7)	59,716	57,721
Income taxes payable	903	1,434
Deferred income taxes	550	385

Total current liabilities	86,643	81,877
Deferred income taxes	30,308	24,702
Deferred occupancy costs	63,101	59,017
Other liabilities	11,578	12,698
Long-term debt, less current installments, net of unamortized discount (Note 8)	345,167	346,418
Commitments and contingencies (Note 13)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of January 29, 2012 and January 30, 2011	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	245,830	244,792
Accumulated other comprehensive income	237	195
Accumulated deficit	(4,202)	(5,157)

Total stockholder’s equity	241,865	239,830

Total liabilities and stockholder’s equity	$778,662	$764,542

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Food and beverage revenues	$272,606	$177,044	$90,470	$269,973
Amusement and other revenues	268,939	166,489	87,536	250,810

Total revenues	541,545	343,533	178,006	520,783
Cost of food and beverage	65,751	41,890	21,817	65,349
Cost of amusement and other	41,417	26,832	13,442	38,788

Total cost of products	107,168	68,722	35,259	104,137
Operating payroll and benefits	130,875	85,271	43,969	132,114
Other store operating expenses	175,993	111,456	59,802	174,685
General and administrative expenses	34,896	25,670	17,064	30,437
Depreciation and amortization expense	54,277	33,794	16,224	53,658
Pre-opening costs	4,186	842	1,447	3,881

Total operating costs	507,395	325,755	173,765	498,912

Operating income (loss)	34,150	17,778	4,241	21,871
Interest expense, net	32,516	25,486	6,976	22,122

Income (loss) before provision (benefit) for income taxes	1,634	(7,708)	(2,735)	(251)
Provision (benefit) for income taxes	679	(2,551)	(597)	99

Net income (loss)	$955	$(5,157)	$(2,138)	$(350)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance February 1, 2009 (Predecessor)	100	—	$111,346	$(34)	$(19,289)	$92,023

Net loss	—	—	—	—	(350)	(350)
Unrealized foreign currency translation gain (net of tax)	—	—	—	250	—	250

Comprehensive loss	—	—	—	—	—	(100)
Stock-based compensation	—	—	723	—	—	723

Balance, January 31, 2010 (Predecessor)	100	—	112,069	216	(19,639)	92,646

Net loss	—	—	—	—	(2,138)	(2,138)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	49	—	49

Comprehensive loss	—	—	—	—	—	(2,089)
Stock-based compensation	—	—	1,697	—	—	1,697

Balance May 31, 2010 (Predecessor)	100	—	113,766	265	(21,777)	92,254

Elimination of Predecessor equity	—	—	(113,766)	(265)	21,777	(92,254)
Initial investment by Oak Hill	—	—	245,498	—	—	245,498
Net loss	—	—	—	—	(5,157)	(5,157)
Unrealized foreign currency Translation gain (net of tax)	—	—	—	195	—	195

Comprehensive loss	—	—	—	—	—	(4,962)
Stock-based compensation	—	—	794	—	—	794
Repurchase of parent shares from former executive (see Note 11)	—	—	(1,500)	—	—	(1,500)

Balance January 30, 2011 (Successor)	100	—	244,792	195	(5,157)	239,830

Net income	—	—	—	—	955	955
Unrealized foreign currency Translation gain (net of tax)	—	—	—	42	—	42

Comprehensive income	—	—	—	—	—	997
Stock-based compensation	—	—	1,038	—	—	1,038

Balance January 29, 2012 (Successor)	100	—	$245,830	$237	$(4,202)	$241,865

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$955	$(5,157)	$(2,138)	$(350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	54,277	33,794	16,224	53,658
Deferred income tax expense (benefit)	271	(1,245)	(2,241)	(6,246)
Loss (gain) on sale of fixed assets	1,279	(2,813)	416	1,004
Stock-based compensation charges	1,038	794	1,697	723
Business interruption reimbursement (Note 3)	(1,629)	—	(210)	—
Other, net	1,438	603	(11)	642
Changes in assets and liabilities:
Inventories	(609)	(1,142)	(31)	1,486
Prepaid expenses	14	(168)	(1,094)	(570)
Income tax receivable	5,861	8	(1,856)	2,203
Other current assets	(1,561)	1,224	729	(2,167)
Other assets and deferred charges	1,679	3,022	(190)	675
Accounts payable	5,280	121	(698)	2,524
Accrued liabilities	2,563	(5,614)	(2,137)	(3,620)
Income taxes payable	(578)	(55)	2,886	671
Acquisition of minority interest	—	—	—	(102)
Deferred occupancy costs	4,089	398	86	7,683
Other liabilities	(1,120)	(159)	(137)	840
Deferred insurance proceeds (Note 3)	—	1,629	—	—

Net cash provided by operating activities	73,247	25,240	11,295	59,054

Cash flows from investing activities:
Initial Investment by Oak Hill (Note 2)	—	245,498	—	—
Purchase of Predecessor stock	—	(330,803)	—	—
Capital expenditures	(72,946)	(22,255)	(12,978)	(48,423)
Repurchase of parent shares from former executive (Note 11)	(1,000)	(500)	—	—
Insurance proceeds on Nashville property (Note 3)	798	4,808	—	—
Proceeds from sales of property and equipment	1,646	8	3	17

Net cash used in investing activities	(71,502)	(103,244)	(12,975)	(48,406)

Cash flows from financing activities:
Repayments of long-term debt, including extinguishment fees	—	(237,625)	—	—
Borrowings under senior secured credit facility	—	—	—	36,600
Repayments of senior secured credit facility	(1,500)	(2,750)	(125)	(39,100)
Borrowings under senior secured credit facility, net of unamortized discount	—	150,500	—	—
Borrowings under senior notes	—	200,000	—	—
Debt issuance costs	(968)	(12,591)	—	—

Net cash provided (used) by financing activities	(2,468)	97,534	(125)	(2,500)

Increase (decrease) in cash and cash equivalents	(723)	19,530	(1,805)	8,148
Beginning cash and cash equivalents	34,407	14,877	16,682	8,534

Ending cash and cash equivalents	$33,684	$34,407	$14,877	$16,682

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$(5,380)	$(1,257)	$597	3,599
Cash paid for interest and related debt fees, net of amounts capitalized	$30,723	$33,036	$10,259	22,932

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business—Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of January 29, 2012, there were 58 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Missouri corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc.) (“D&B Entertainment”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively “Oak Hill” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

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

Seasonality—Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters and will continue to be susceptible to the impact of severe winter weather on customer traffic and sales during those periods. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters.

Use of estimates —The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents —We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Inventories—Inventories of food, beverages, merchandise and other supplies needed for our food service and amusement operations are stated at the lower of cost or market determined on a first-in, first-out method.

Deferred tax assets — A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 29, 2012, we have recorded

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

$11,690 as a valuation allowance against a portion of our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required or if an addition to the allowance would be required.

Property and equipment—Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Depreciable Lives (In Years)

Land	—
Buildings	Shorter of 40 or ground lease term
Leasehold and building improvements	Shorter of 20 Or lease term
Furniture, fixtures and equipment	5-10
Games	5-20

Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 related to a store in Dallas, Texas, which we permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2010 or 2009.

Goodwill and other intangible assets—In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, internal transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The internal transaction method uses valuation information derived from the Acquisition described in Note 2 as it represents an arm’s length transaction involving the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We do evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. We also have intangible assets related to our non-compete agreements and customer relationships. These intangible assets are included in “Other assets and deferred charges” on the Consolidated Balance Sheet.

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

	Fiscal Year ended January 29, 2012	244 days ended January 30, 2011	120 days ended May 31, 2010	Fiscal Year ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of period	$11,312	$12,591	$4,668	$6,132
Additional deferred financing costs	968	—	—	—
Amortization during period	(2,080)	(1,279)	(479)	(1,464)

Balance at end of period	$10,200	$11,312	$4,189	$4,668

Self-Insurance Accruals—We are self-insured for certain losses related to workers’ compensation claims and general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers.

Comprehensive income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains for fiscal 2011 (Successor), the 244 days ended January 30, 2011 (Successor), the 120 days ended May 31, 2010 (Predecessor), and fiscal year 2009 (Predecessor) were $42, $195, $49, and $250, respectively.

Foreign currency translation—The financial statements related to the operations of our Toronto store are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in stockholder’s equity as a component of comprehensive income.

Fair Value Disclosures—Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, U.S. GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

•	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

•

Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our senior secured credit facility, and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value disclosures for our senior notes are presented in Note 8.

We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in fiscal year 2011, except for the initial fair value assessment of our May 2011 assets held for sale, which were sold by January 29, 2012.

Reclassifications—One reclassification has been made to the fiscal year 2010 Consolidated Financial Statements to conform to the fiscal year 2011 presentation. We reclassified $2,143 of accrued capital expenditures as of January 30, 2011 to accounts payable. This represents a portion of our capital expenditures, which were accrued for at our fiscal year-end, that were previously reported in accrued liabilities.

Share-based expense— The expense associated with share-based equity awards granted as more fully described in Note 11 have been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2011, 2010 and 2009 have been determined based on the option pricing method prescribed in AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The expected term of the options were based on the

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2011, 2010 and 2009 were as follows:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	(Successor)		(Successor)		(Predecessor)
	Service Based	Performance Based	Service Based	Performance Based	Service Based	Performance Based
Volatility	55.0%	55.0%	55.0%	55.0%	55.0%	55.0%
Risk free interest rate	1.46%	1.47%	2.03%	2.03%	1.50%	1.40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term – in years	4.0	4.0	4.7	4.7	2.7	2.7
Weighted average calculated value	$220.59	$117.98	$270.66	$128.36	$495.40	$491.92

The options granted in fiscal years 2011 and 2010 (Successor Periods) have been issued pursuant to the terms of the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 D&B Entertainment Incentive Plan”). The 2010 D&B Entertainment Incentive Plan allows the granting of nonqualified stock options to members of management, outside board members and consultants. Grantees may receive (i) time vesting options, which vest ratably on the first through fifth anniversary of the date of grant and/or (ii) performance vesting options which include Adjusted EBITDA vesting options that vest over a prescribed time period based on D&B Entertainment meeting certain profitability targets for each fiscal year and IRR vesting options which vest upon a change in control of D&B Entertainment if Oak Hill’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantee’s continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination).

The options granted fiscal 2009 (Predecessor) were granted pursuant to the D&B Holdings stock option plan (the “Predecessor Stock Option Plan”). The Predecessor Stock Option Plan allowed for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings. On the closing date of the Acquisition described in Note 2 all vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest.

Revenue recognition—Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our guests will utilize in the future.

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

Advertising costs—Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed in fiscal 2011 (Successor) were $26,612. Advertising costs expensed in the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor) totaled $17,004 and $9,660, respectively. Advertising costs expensed in fiscal year 2009 (Predecessor) were $26,588.

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Related party transaction—We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this Agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. We incurred expenses of $860 during fiscal 2011 and $371 during the 244 days ended January 30, 2011, under the terms of the expense reimbursement agreement. During fiscal 2011 and 2010, we expensed approximately $522 and $4,638, respectively, related to the Acquisition of Dave & Buster’s directed by Oak Hill.

Prior to the Acquisition we had an expense reimbursement agreement with an affiliate of Wellspring, pursuant to which the Wellspring affiliate provided general advice to us in connection with long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provided for an annual expense reimbursement of up to $750 to the Wellspring affiliate. The agreement also provided for the dollar-for-dollar reimbursement of certain third-party expenses paid by Wellspring on behalf of the Company. The initial term of the expense reimbursement agreement would have expired in March 2011. In the 120 days ended May 31, 2010, we paid the Wellspring affiliate $255 under the terms of the expense reimbursement agreement. In fiscal year 2009, we paid the Wellspring affiliate $750 under the terms of the expense reimbursement agreement. During the Predecessor portion of fiscal 2010, we expensed approximately $4,280 related to the sale of Dave & Buster’s arranged by Wellspring. During fiscal 2009, we expensed approximately $155 for third-party expenses arranged by Wellspring in connection with the potential sale of Dave & Buster’s or the initial public offering of D&B Holdings.

From time to time we temporarily advance funds to D&B Entertainment. We had a net receivable of $375 and $0 as of January 29, 2012 and January 30, 2011, respectively.

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

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of January 29, 2012, we have accrued approximately $2,049 of unrecognized tax benefits, including approximately $1,109 of penalties and interest. During fiscal 2011, we recognized approximately $59 of tax benefits and an additional $166 of benefits related to penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $940 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. As well, reclassification adjustments are required to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. There are no changes to the accounting for items within comprehensive income. This standard impacts presentation only and is effective for fiscal years beginning after December 15, 2011.

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company does not believe implementation of this guidance will have a material effect on its carrying value of goodwill and indefinite life intangible assets.

Note 2: Mergers and Acquisitions

Acquisition by Oak Hill

The Acquisition described in Note 1 has been accounted for in accordance with accounting guidance for business combinations and accordingly, has resulted in the recognition of assets acquired and liabilities assumed at fair value. On the closing date of the Acquisition the following events occurred:

•	All outstanding shares of D&B Holdings’ common stock were converted into the right to receive the per share acquisition consideration;

•

All vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest;

•	We retired all outstanding debt and accrued interest related to the Predecessor’s senior secured credit facility and senior notes;

•	We issued $200,000 of 11% senior notes due 2018;

•	We entered into a senior secured credit facility which provides for senior secured financing of up to $200,000 consisting of:

•	a $150,000 term loan facility with a maturity on June 1, 2016, and

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

The aggregate purchase price was $595,998 in cash and newly issued debt, as described above. The following table represents the final allocation of the acquisition costs, including professional fees and other related costs, to the assets acquired and liabilities assumed, based on their fair values:

At June 1, 2010
Purchase price:
Cash, including acquisition costs	$245,498
Debt, including debt issuance costs, net of discount	350,500

Total consideration	595,998
Acquisition related costs:
Included in general and administrative expenses for the fifty-two weeks ended January 30, 2011	8,918
Included in interest expense for fifty-two weeks ended January 30, 2011	3,000
Included in other long-term assets (debt issuance costs)	12,591

Total acquisition related costs	24,509
Allocation of purchase price:
Current assets, including cash and cash equivalents of $19,718 and a current deferred tax asset of $16,073	71,287
Property and equipment	315,914
Trade name	79,000
Other assets and deferred charges, including definite lived intangibles of $10,700	37,702
Goodwill	272,359

Total assets acquired	776,262
Current liabilities	64,958
Deferred occupancy costs	65,521
Deferred income taxes	36,928
Other liabilities	12,857

Total liabilities assumed	180,264
Net assets acquired, before debt	595,998
Newly issued long-term debt, net of discount	350,500

Net assets acquired	$245,498

The following table presents the allocation of the intangible assets subject to amortization (amounts in thousands, except for amortization periods):

	Amount	Weighted Avg. Amortization Years
Trademarks	$8,500	7.0
Non-compete agreements	500	2.0
Customer relationships	1,700	9.0

Total intangible assets subject to amortization	$10,700	7.1

The goodwill of $272,359 arising from the Acquisition is largely attributable to the growth potential of the Company. As the Company does not have more than one operating segment, allocation of goodwill between segments is not required. A portion of the trademarks are deductible for tax purposes. No other intangibles, including goodwill, are deductible for tax purposes.

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

Indefinite lived intangibles include tradenames in the amount of $79,000 and goodwill in the amount of $272,359 which are not subject to amortization, but instead are reviewed for impairment at least annually.

In the fiscal year ended January 29, 2012 (Successor), transactions expenses consist of approximately $522 in charges for legal and professional services related to the Acquisition. The 2010 Successor period transaction expenses consist of a $3,000 fee related to

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

bridge loan financing required to complete the Acquisition and approximately $4,638 in charges for legal and professional services related to the Acquisition. The Predecessor period transaction expenses consist of approximately $4,280 in charges for legal and professional services related to the Acquisition. The bridge financing fee is reported as a component of interest expense, net and the legal and professional fees are reported as general and administrative expenses in the accompanying statements of operations.

Historically, the Predecessor has accounted for amusement smallwares as a component of inventory. Amusements smallwares inventory includes items classified in the following categories: electronics, general supplies, game parts, light bulbs and Power Cards. These supplies are necessary for the start-up and day-to-day amusement operation of a store and supply levels on hand remain relatively constant over time. The successor has elected to classify amusement smallwares as a component of fixed assets and depreciate the assets over an estimated useful life of five years. Replacements of amusement smallwares items will be expensed as incurred as store operations expense.

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

Fiscal Year Ended
January 30, 2011
As reported:
Revenue	$521,539
Net income (loss)	(7,295)
Supplemental pro forma (unaudited):
Revenue	521,539
Net income (loss)	(2,048)
January 31, 2010
As reported:
Revenue	520,783
Net income (loss)	(350)
Supplemental pro forma (unaudited):
Revenue	520,783
Net income (loss)	(10,755)

Acquisition of Limited Partnership

Effective June 30, 2009, we acquired the 49.9% limited partner interest in a limited partnership which owned a Jillian’s store in the Discover Mills Mall near Atlanta, Georgia. Prior to our June 30, 2009 acquisition, we owned a 50.1% general partner interest in the limited partnership. Historically, we accounted for our ownership of the general partnership interest using the equity method due to the substantive participative rights of the limited partner in the operations of the partnership.

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

The acquisition of the limited partner interest was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of the assets acquired and the liabilities assumed at the June 30, 2009 fair values as summarized below:

Fair Value
Assets:
Current assets	$1,030
Property and equipment, net	2,185

Total assets	$3,215

Liabilities:
Current liabilities	$498
Deferred occupancy costs	2,360

Total liabilities	$2,858

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

The acquisition resulted in a gain of approximately $357, which is included as a component of “Other store operating expenses” in the accompanying consolidated statements of operations.

Note 3: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee, causing considerable damage to our Nashville store and the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars.

During fiscal 2011, we recorded $3,215 as a reduction to “Other store operating expenses” in the Consolidated Statement of Operations related to the recovery of business interruption losses from our insurance carrier, of which $1,629 was received in fiscal 2010 and deferred until the restrictions lapsed. Additionally, during fiscal 2011, we have received $2,414 from our insurance carrier which settled in full the casualty related receivables we recorded in 2010. $798 of the funds received relates to property and equipment, $156 relates to inventories, $778 relates to pre-opening costs, and $682 relates to remediation expenses and other costs incurred as a result of the flood. The build-out of our leased facility was completed prior to January 29, 2012, and our landlord delivered to us assets with a fair value of $2,443, which resulted in a gain that we recorded in “Other store operating expenses” of $955. As of January 29, 2012, all receivables casualty related have been collected and we expect no further collections related to this casualty loss. The store reopened on November 28, 2011.

During the 244 days ended January 30, 2011, we recognized a $3,757 pretax gain on insurance proceeds received related to computers, furniture, fixtures and game equipment and that amount is included as a reduction to “Other store operating expenses” in the Successor’s Consolidated Statement of Operations. This gain is the difference between the $4,808 cash proceeds received from our insurance carrier and the $1,051 receivable balance previously recorded for these assets. In addition, during fiscal 2010, $2,559 and $210 has been recognized as a reduction to “Other store operating expenses” in the Consolidated Statement of Operations for the 244 days ended January 30, 2011 and 120 days ended May 31, 2010, respectively, related to the recovery of business interruption losses.

Note 4: Inventories

Inventories consist of the following:

	January 29, 2012	January 30, 2011

Operating store - food and beverage	$3,096	$2,833
Operating store - amusement	6,236	6,407
Corporate supplies, warehouse and other	5,508	4,991

	$14,840	$14,231

Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Note 5: Property and Equipment

Property and equipment consist of the following:

	January 29, 2012	January 30, 2011
Land	$—	$440
Buildings	13,292	15,217
Leasehold and building improvements	247,382	209,538
Furniture, fixtures and equipment	69,776	55,292
Games	60,948	49,664
Construction in progress	15,366	7,375

Total cost	406,764	337,526
Accumulated depreciation	(83,422)	(32,707)

Property and equipment, net	$323,342	$304,819

Interest costs capitalized during the construction of facilities were $759 for fiscal 2011 (Successor), $62 for the 244 days ended January 30, 2011 (Successor), $110 for the 120 days ended May 31, 2010 (Predecessor), and $640 for fiscal 2009 (Predecessor).

Property and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $52,623 for fiscal 2011 (Successor), $32,687 for the 244 days ended January 30, 2011 (Successor), $15,696 for the 120 days ended May 31, 2010 (Predecessor), and $52,058 for fiscal 2009 (Predecessor).

Note 6: Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended January 29, 2012 and January 30, 2011 are as follows:

Gross Amount

Goodwill Balance at January 31, 2010 (Predecessor)	$65,857
Elimination of Predecessor goodwill	(65,857)
Goodwill recognized due to the Acquisition	272,626

Goodwill Balance at January 30, 2011 (Successor)	272,626
Adjustment from subsequent finalization of income tax basis	(267)
Foreign exchange differences	(73)

Goodwill Balance at January 29, 2012 (Successor)	$272,286

The following table presents our goodwill and intangible assets at January 29, 2012 and January 30, 2011:

		January 29, 2012		January 30, 2011
	Weighted- Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Not subject to amortization:
Goodwill		$272,286	$—	$272,626	$—
Tradenames		79,000	—	79,000	—

Total not subject to amortization		351,286	—	351,626	—

Subject to amortization:
Trademarks	7 years	8,500	(2,027)	8,500	(812)
Customer relationships	9 years	1,700	(316)	1,700	(127)
Non-compete agreements	2 years	500	(418)	500	(168)

Total subject to amortization		10,700	(2,761)	10,700	(1,107)

Total goodwill and intangibles		$361,986	$(2,761)	$362,326	$(1,107)

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

The weighted-average amortization period for intangibles subject to amortization is 7.1 years. Amortization expense was $1,654, $1,107, $528 and $1,600 for the fiscal year ended January 29, 2012 (Successor), the 244 days ended January 30, 2011 (Successor), the 120 days ended May 31, 2010 (Predecessor) and fiscal year 2009 (Predecessor), respectively. Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows:

Amortization Expense

2012	$1,485
2013	1,403
2014	1,403
2015	1,403
2016	1,403
Thereafter	843

Total future amortization expense	$7,940

Note 7: Accrued Liabilities

Accrued liabilities consist of the following:

	January 29, 2012	January 30, 2011
Compensation and benefits	$12,447	$11,304
Deferred amusement revenue	10,453	9,966
Rent	7,597	5,909
Amusement redemption liability	5,895	4,842
Interest	5,788	6,079
Sales and use taxes	3,972	2,625
Deferred gift card revenue	3,860	3,683
Property taxes	2,844	3,174
Other	6,860	10,139

Total accrued liabilities	$59,716	$57,721

Note 8: Long-Term Debt

Long-term debt consisted of the following:

	January 29, 2012	January 31, 2010
Senior secured credit facility—term	$147,750	$149,250
Senior notes	200,000	200,000

Total debt outstanding	347,750	349,250
Unamortized debt discount	(1,083)	(1,332)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$345,167	$346,418

The Company received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility.

Senior Secured Credit Facility

Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility. Upon consummation of the Acquisition, we drew $150,000 under the term loan facility. As of January 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,750 ($146,667, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at January 29, 2012 was 5.5%.

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

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.05:1.00 and a maximum leverage ratio of 5.00:1.00 as of January 29, 2012. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. The Company was in compliance with the debt covenants as of January 29, 2012.

Oak Hill Advisors, L.P. is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of January 29, 2012, Oak Hill Advisors LP held approximately 9.4%, or $13,929, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund.

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

Senior notes—Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of January 29, 2012, our $200,000 of senior notes had an approximate fair value of $209,100 based on quoted market price. The fair value of the Company’s senior notes are considered to be Level One instruments as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of January 29, 2012.

Debt obligations—The following table sets forth our future debt payment obligations as of January 29, 2012 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Debt Outstanding at January 29, 2012
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	141,750
Thereafter	200,000

Total future payments	$347,750

The following table sets forth our recorded interest expense, net:

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gross interest expense	$33,642	$25,737	$7,180	$23,078
Capitalized interest	(759)	(62)	(110)	(640)
Interest income	(367)	(189)	(94)	(316)

Total interest expense, net	$32,516	$25,486	$6,976	$22,122

Note 9: Income Taxes

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 30, 2011	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current expense
Federal	$—	$(1,527)	$578	$3,219
Foreign	(175)	188	47	243
State and local	583	33	1,019	2,883
Deferred expense (benefit)	271	(1,245)	(2,241)	(6,246)

Total provision (benefit) for income taxes	$679	$(2,551)	$(597)	$99

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	January 29, 2012	January 30, 2011
Deferred tax liabilities:
Trademark/trade name	$31,216	$31,625
Prepaid expenses	549	493
Property and equipment	5,562	5,021
Other	—	232

Total deferred tax liabilities	37,327	37,371

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Deferred tax assets:
Property and equipment	—	—
Leasing transactions	2,739	1,202
Worker’s compensation and general liability insurance	3,323	3,711
Smallware supplies	728	730
Deferred revenue	5,981	5,421
Deferred compensation	707	309
Accrued liabilities	1,634	1,481
Tax credit carryovers	9,094	6,840
State and federal net operating loss carryovers	5,309	8,472
Indirect benefit of unrecognized tax benefits	693	614
Other	1,333	1,899

Total deferred tax assets	31,541	30,679

Valuation allowance for deferred tax assets – US	(11,249)	(10,347)
Valuation allowance for deferred tax assets – Canada	(441)	(480)

Total deferred tax assets net of valuation allowance	19,851	19,852

Net deferred tax liability	$17,476	$17,519

At January 29, 2012, we had a $11,690 valuation allowance against our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. Primarily as a result of our experiencing cumulative losses before income taxes for the three-year period ending January 29, 2012, we could not conclude that it is more likely than not that our deferred tax asset will be fully realized. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible.

As of January 29, 2012, we had federal tax credit carryforwards of $9,042 and federal net operating loss carryforwards of $1,566 for income tax purposes. There is a 20-year carryforward on general business credits and net operating loss carryforwards.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $228, $222 and $222 for the fiscal years ended January 29, 2012, January 30, 2011 and January 31, 2010, respectively.

We currently anticipate that approximately $8 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2012. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $940 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2007. In fiscal 2011 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2009. As of January 29 2012, the IRS has not proposed any adjustments to the Company’s tax returns. The Company does not anticipate that the current examination will result in a material change to its financial position.

The change in unrecognized tax benefits excluding interest, penalties and related income tax benefits, for fiscal year ended January 29, 2012, the 244 days ended January 30, 2011, the 120 days ended May 31, 2010 and fiscal year ended January 31, 2010 were as follows:

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of year	$881	$2,062	$2,199	$2,242
Additions for tax positions of prior years	118	—	442	366
Reductions for tax positions of prior years	—	(161)	—	—
Additions for tax positions of current year	—	—	—	—
Settlements	—	—	(579)	(39)
Lapse of statute of limitations	(59)	(1,020)	—	(370)

Balance at end of year	$940	$881	$2,062	$2,199

As of January 29, 2012, the accrued interest and penalties on the unrecognized tax benefits were $915 and $194, respectively,

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

excluding any related income tax benefits. As of January 30, 2011, the accrued interest and penalties on the unrecognized tax benefits were $768 and $175, respectively, excluding any related income tax benefits. The Company recognized interest accrued related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Operations.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010	Fiscal Year Ended January 31, 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(8.6)%	(8.6)%	2.6%	(545.7)%
Foreign taxes	(7.9)%	(0.9)%	(1.4)%	(129.5)%
Nondeductible expenses	46.6%	(22.4)%	(10.6)%	(327.4)%
Tax credits	(132.4)%	18.4%	29.8%	941.0%
Valuation allowance	51.5%	(2.2)%	(26.3)%	(331.0)%
Change in reserve	13.8%	16.9%	2.7%	(100.7)%
Other	43.6%	(3.0)%	(10.0)%	418.9%

Effective tax rate	41.6%	33.2%	21.8%	(39.4%)

Note 10: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. For fiscal 2011 (Successor), rent expense for operating leases was $47,342, including contingent rentals of $2,310. For the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor), rent expense for operating leases was $30,502 and $15,140, respectively, including contingent rentals of $1,358 and $945, respectively. For fiscal 2009 (Predecessor), rent expense for operating leases was $44,143, including contingent rentals of $1,475. At January 29, 2012 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2012	2013	2014	2015	2016	Thereafter	Total
$48,974	$48,410	$48,110	$47,402	$46,315	$231,729	$470,940

At January 29, 2012, we also had lease commitments on equipment as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$881	$677	$422	$284	$5	$0	$2,269

We have signed operating lease agreements for future sites located in Oklahoma City, Oklahoma, and Orland Park, Illinois, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above. Our store in Oklahoma City, Oklahoma, opened on January 30, 2012.

We currently have signed one additional lease agreement for a future site. Our commitments under this agreement are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7% to 7.5%. At the end of fiscal years 2011 and 2010, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $3,468 and $3,696, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$489	$489	$489	$489	$489	$2,442	$4,887

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Note 11: Common Stock

Stock Option Plans-Successor

In June 2010 the members of D&B Entertainment board of directors approved the adoption of the 2010 D&B Entertainment Incentive Plan. The 2010 D&B Entertainment Incentive Plan provides for the granting of options to acquire stock in D&B Entertainment to certain of our employees, outside directors and consultants. The options are subject to either time-based vesting or performance-based vesting. Options granted under the 2010 D&B Entertainment Incentive Plan terminate on the ten-year anniversary of the grants.

The various options provided for in the 2010 D&B Entertainment Incentive Plan are as follows, in each case subject to the grantees continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination):

Service-based options

These options contain a service-based (or time-based) vesting provision, whereby the options will vest annually in five equal amounts. Upon sale of the Company or completion of an initial public offering, all service-based options will fully vest.

Performance-based options

These options contain various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a prescribed time period based on D&B Entertainment meeting certain profitability targets for each fiscal year during the vesting period. Adjusted EBITDA vesting options also vest upon a D&B Entertainment change of control provided that prescribed Oak Hill internal rate of return (IRR) conditions are met. IRR vesting options vest upon a change in control of D&B Entertainment if Oak Hill’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement. Any options that have not vested prior to a change of control or do not vest in connection with a change of control will be forfeited by the grantee upon a change of control for no consideration.

Transactions during fiscal year 2011 under the 2010 D&B Entertainment Incentive Plan were as follows:

	Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	5,876	$1,000	15,844	$1,000
Adjustment	(2,330)	1,000	(6,295)	1,000
Granted	890	1,004	2,462	1,003
Forfeited	(264)	1,000	(198)	1,000

Options outstanding at end of year	4,172	1,001	11,813	1,001

Options exercisable at end of year	643	$1,000	0	0

On February 22, 2011, D&B Entertainment issued principal amount $180,790 of 12.25% Senior Discount Notes. D&B Entertainment is the sole obligor of the notes. The notes will mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. D&B Entertainment received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. D&B Entertainment did not retain any proceeds from the note issuance. In accordance with the provisions of the 2010 D&B Entertainment Incentive Plan, on February 25, 2011, the Board of Directors amended the plan to reduce, on a pro rata basis, the number of options outstanding for all plan participants as of that date.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

We recorded share-based compensation expense related to our stock option plan of $1,038 during the fiscal year ended January 29, 2012 and $794 during the 244 days ended January 30, 2011. The unrecognized expense related to our stock option plan totaled approximately $1,976 as of January 29, 2012 and will be expensed over a weighted average 2.0 years. The weighted average grant date fair value per option granted in fiscal year 2011 was $145. The average remaining term for all options outstanding at January 29, 2012 is 9.2 years.

In the event that vesting of the previously unvested options is accelerated for any reason, the remaining unamortized share-based compensation would be accelerated. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation would be re-evaluated to determine if additional share-based compensation expense would be required for any changes in the underlying assumptions.

Stock Option Plans-Predecessor

In December 2006, the members of the board of directors of D&B Holdings approved the adoption of the Predecessor Stock Option Plan. The Predecessor Stock Option Plan provided for the granting to certain of our employees and consultants options to acquire stock in D&B Holdings that are subject to either time-based vesting or performance-based vesting. On the closing date of the Acquisition described in Note 2 all vested options to acquire D&B Holdings’ common stock were converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest.

We recorded share-based compensation expense related to the Predecessor stock option plan of $1,697 and $723 in the 120 day period ended May 31, 2010, and fiscal year 2009, respectively, related to this plan. The expense recorded in the 2010 Predecessor time period includes $1,378 of expense related to the acceleration of option vesting as a result of the Acquisition described in Note 2.

Other Information – Related Party Transactions

On September 30, 2010, D&B Entertainment repurchased one thousand five hundred shares of its common stock from a former member of management for $1,500, all of which was paid by the Company on behalf of D&B Entertainment prior to January 29, 2012. D&B Entertainment retained the purchased shares as treasury stock.

On March 23, 2011, D&B Entertainment sold to a member of management seventy-five shares of its common stock held as treasury stock for an aggregate price of $75, the value based on an independent third party valuation prepared as of January 30, 2011.

On June 28, 2011, D&B Entertainment repurchased approximately ninety shares of its common stock from a former member of management for approximately $90, of which the Company, on behalf of D&B Entertainment, paid $15. D&B Entertainment is holding the purchased shares as treasury stock.

On January 13, 2012, D&B Entertainment repurchased approximately four hundred twenty-two shares of its common stock from a former member of management for approximately $506, all of which was paid by the Company on behalf of D&B Entertainment. D&B Entertainment retained the purchased shares as treasury stock.

On January 18, 2012, D&B Entertainment sold approximately eight hundred thirty-three shares of its common stock previously held as treasury stock to three outside directors for an aggregate price of approximately $1,200. Proceeds from the sale were used to repay funds that had been advanced to D&B Entertainment by the Company. The per share sales price approximates the value per share as determined by an independent third party valuation prepared as of October 30, 2011.

Subsequent to the transactions described above, Oak Hill controls approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

Note 12: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) plan were $177, $153, and $260 for fiscal 2011, 2010, and 2009, respectively.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Note 13: Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

We are subject to the terms of a settlement agreement with the Federal Trade Commission (FTC) that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues.

Note 14: Condensed Consolidating Financial Information

The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $46 and $(149), respectively, for the fiscal year ended January 29, 2012 and $(135) and $1,874, respectively for the fiscal year ended January 30, 2011. There are no restrictions on cash distributions from the non-guarantor subsidiary.

January 29, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets
Current assets	$71,890	$3,104	$—	$74,994
Property and equipment, net (Note 5)	318,501	4,841	—	323,342
Tradename (Note 6)	79,000	—	—	79,000
Goodwill (Note 6)	273,727	(1,441)	—	272,286
Investment in sub	3,951	—	(3,951)	—
Other assets and deferred charges	28,963	77	—	29,040

Total assets	$776,032	$6,581	$(3,951)	$778,662

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholder’s equity
Current liabilities	$84,074	$2,569	$—	$86,643
Deferred income taxes	30,308	—	—	30,308
Deferred occupancy costs	63,040	61	—	63,101
Other liabilities	11,578	—	—	11,578
Long-term debt, less current installments, net of unamortized discount (Note 8)	345,167	—	—	345,167
Stockholder’s equity	241,865	3,951	(3,951)	241,865

Total liabilities and stockholder’s equity	$776,032	$6,581	$(3,951)	$778,662

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

January 30, 2011:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets:
Current assets	$74,547	$2,144	$—	$76,691
Property and equipment, net (Note 5)	299,372	5,447	—	304,819
Tradenames (Note 6)	79,000	—	—	79,000
Goodwill (Note 6)	272,626	—	—	272,626
Investment in sub	3,864	—	(3,864)	—
Other assets and deferred charges	31,328	78	—	31,406

Total assets	$760,737	$7,669	$(3,864)	$764,542

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholder’s equity:
Current liabilities	$78,096	$3,781	$—	$81,877
Deferred income taxes	24,702	—	—	24,702
Deferred occupancy costs	58,993	24	—	59,017
Other liabilities	12,698	—	—	12,698
Long-term debt, less current installments, net of unamortized discount (Note 8)	346,418	—	—	346,418
Stockholder’s equity	239,830	3,864	(3,864)	239,830

Total liabilities and stockholder’s equity	$760,737	$7,669	$(3,864)	$764,542

Note 15: Quarterly Financial Information (unaudited)

	Fiscal Year Ended January 29, 2012
	First Quarter 5/1/2011	Second Quarter 7/31/2011	Third Quarter 10/30/2011	Fourth Quarter 1/29/2012
	(Successor)	(Successor)	(Successor)	(Successor)
Total revenues	$148,603	$128,664	$120,322	$143,956
Income (loss) before provision (benefit) for income taxes	10,069	(4,806)	(7,571)	3,942
Net income (loss)	6,718	(3,118)	(4,447)	1,802

	Fiscal Year Ended January 30, 2011
	First Quarter 5/2/2010	For the 29 Day Period from 5/3/10 to 5/31/10	For the 62 Day Period from 6/1/10 to 8/1/10	Third Quarter 10/31/2010	Fourth Quarter 1/30/2011
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Total revenues	$141,575	$36,431	$91,485	$116,590	$135,458
Income (loss) before provision (benefit) for income taxes	6,984	(9,719)	(6,055)	(9,485)	7,832
Net income (loss)	3,911	(6,049)	(3,430)	(6,228)	4,501

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

During 2011, we opened two locations: Orlando, Florida, in the second quarter and Braintree, Massachusetts, in the fourth quarter. In the fourth quarter of fiscal 2011, our location in Nashville, Tennessee, reopened after being closed since the first quarter of fiscal 2010, due to the flooding. During 2010, we opened two locations: Wauwatosa, Wisconsin in the first quarter and Roseville, California in the second quarter. Pre-opening costs incurred in fiscal 2011 were $740, $1,431, $587 and $1,428 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2010 were $1,189, $277, $371 and $452 in the first, second, third and fourth quarters, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Indenture dated as of June 1, 2010 among the Registrant , the Guarantors as defined therein and Wells Fargo National Association, as Trustee.(1)

4.2	Form of 11% Senior Notes due 2018 (included in Exhibit 4.1)

10.1	Credit Agreement dated as of June 1, 2010, among Games Intermediate Merger Corp., Games Merger Corp., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.(1)

10.2	First Amendment, dated as of May 13, 2011, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., the Registrant, 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.(2)

10.3	Form of Amended and Restated Employment Agreement, dated as of May 2, 2010, by and among Dave & Buster’s Management Corporation, the Registrant, and the various executive officers of the Registrant.(1)

10.4	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan.(1)

10.5	Amendment No. 1 to the Dave & Buster’s Parent, Inc. Management Incentive Plan. (2)

10.6	Expense Reimbursement Agreement, dated as of June 1, 2010, by and between the Registrant and Oak Hill Capital Management LLC.(3)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(3)

21.1	Subsidiaries of the Registrant.(3)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(3)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101	XBRL Interactive Datafiles

(1)	Filed as an exhibit to registration statement on Form S-4 filed August 11, 2010, SEC File No. 333-168759, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended May 1, 2011, and incorporated herein by reference.
(3)	Filed herewith.

E-1