Form 10-Q
period 2012-04-29
DAVE & BUSTERS INC
filed 2012-06-12
CIK 943823

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2012

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 11, 2012, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED APRIL 29, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 29, 2012	January 29, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$58,860	$33,684
Inventories	14,369	14,840
Prepaid expenses	9,306	9,595
Deferred income taxes	10,752	13,382
Other current assets	4,036	3,493

Total current assets	97,323	74,994
Property and equipment (net of $97,587 and $83,422 accumulated depreciation as of April 29, 2012 and January 29, 2012, respectively)	313,720	323,342
Tradenames	79,000	79,000
Goodwill	272,254	272,286
Other assets and deferred charges	28,416	29,040

Total assets	$790,713	$778,662

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	18,509	23,974
Accrued liabilities (Note 2)	64,385	59,716
Income taxes payable	2,021	903
Deferred income taxes	1,203	550

Total current liabilities	87,618	86,643
Deferred income taxes	28,132	30,308
Deferred occupancy costs	63,516	63,101
Other liabilities	13,327	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,889	345,167
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of April 29, 2012 and January 29, 2012	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	246,122	245,830
Accumulated other comprehensive income	327	237
Retained earnings (accumulated deficit)	6,782	(4,202)

Total stockholder’s equity	253,231	241,865

Total liabilities and stockholder’s equity	$790,713	$778,662

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Food and beverage revenues	$79,144	$74,262
Amusement and other revenues	84,330	74,341

Total revenues	163,474	148,603
Cost of food and beverage	19,207	17,952
Cost of amusement and other	11,747	10,347

Total cost of products	30,954	28,299
Operating payroll and benefits	36,610	34,266
Other store operating expenses	48,881	45,105
General and administrative expenses	9,017	8,811
Depreciation and amortization expense	14,795	13,070
Pre-opening costs	150	740

Total operating costs	140,407	130,291

Operating income	23,067	18,312
Interest expense, net	8,342	8,243

Income before provision for income taxes	14,725	10,069
Provision for income taxes	3,741	3,351

Net income	10,984	6,718

Unrealized foreign currency translation gain	90	245

Total comprehensive income	$11,074	$6,963

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Cash flows from operating activities:
Net income	$10,984	$6,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,795	13,070
Debt costs and discount amortization	751	542
Deferred income tax expense	1,107	2,910
Loss on disposal of fixed assets	335	428
Share-based compensation charges	292	360
Business interruption reimbursement	—	(1,013)
Other, net	66	172
Changes in assets and liabilities:
Inventories	471	160
Prepaid expenses	402	824
Other current assets	(539)	(505)
Other assets and deferred charges	(558)	(510)
Accounts payable	(5,465)	(933)
Accrued liabilities	4,571	168
Income taxes payable	1,118	272
Deferred occupancy costs	513	(481)
Other liabilities	1,749	(229)

Net cash provided by operating activities	30,592	21,953

Cash flows from investing activities:
Capital expenditures	(5,095)	(8,330)
Insurance proceeds on Nashville property	—	798
Repurchase of parent shares from former executive	—	(500)
Proceeds from sales of property and equipment	54	—

Net cash used in investing activities	(5,041)	(8,032)

Cash flows from financing activities:
Repayments of senior secured credit facility	(375)	(750)

Net cash used in financing activities	(375)	(750)

Increase in cash and cash equivalents	25,176	13,171
Beginning cash and cash equivalents	33,684	34,407

Ending cash and cash equivalents	$58,860	$47,578

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$23	$3
Cash paid for interest and related debt fees, net of amounts capitalized	$2,194	$4,509

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of April 29, 2012, there were 59 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

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

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax related matters. The net intercompany receivable (payable) balances consist of the following:

	April 29, 2012	January 29, 2012
Advances for corporate purposes	$733	$575
Liability for income taxes	(1,695)	(200)

Net intercompany receivable (payable)	$(962)	$375

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen weeks ended April 29, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 3, 2013. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 29, 2012 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Recent Accounting Pronouncements— In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity (our prior reporting method). In accordance with this new guidance, effective in the first quarter of 2012, we have elected to

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

present items of net income and other comprehensive income as one statement. There are no changes to the accounting for items within comprehensive income. We have revised the reporting of fiscal 2011 other comprehensive income to conform to the current year presentation.

In September 2011, the FASB finalized guidance on testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment may be used as a basis for determining the necessity of performing the two-step goodwill impairment test. If an entity determines through its qualitative assessment that it is more likely than not that the fair value of goodwill exceeds its carrying value, then the remaining impairment steps would be deemed unnecessary. The initial qualitative assessment is optional and companies are allowed to only perform the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We assess the fair value of our goodwill annually, during our third fiscal quarter. This guidance is not expected to have a material impact on the consolidated financial statements.

Significant accounting policies— There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 29, 2012.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	April 29, 2012	January 29, 2012
Interest	$11,256	$5,788
Deferred amusement revenue	10,905	10,453
Compensation and benefits	9,928	12,447
Rent	8,036	7,597
Amusement redemption liability	6,222	5,895
Sales and use taxes	3,570	3,972
Deferred gift card revenue	3,366	3,860
Property taxes	3,160	2,844
Other	7,942	6,860

Total accrued liabilities	$64,385	$59,716

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	April 29, 2012	January 29, 2012
Senior secured credit facility—revolving	$—	$—
Senior secured credit facility—term	147,375	147,750
Senior notes	200,000	200,000

Total debt outstanding	347,375	347,750
Unamortized debt discount	(986)	(1,083)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$344,889	$345,167

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Senior Secured Credit Facility —Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of April 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,375 ($146,389, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at April 29, 2012 was 5.5%. The fair value of the Company’s senior secured credit facility were determined to be Level Two Instruments as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate, which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.75:1.00 as of April 29, 2012. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. The Company was in compliance with the debt covenants as of April 29, 2012.

Oak Hill Advisors, L.P. is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of April 29, 2012, Oak Hill Advisors LP held approximately 9.4%, or $13,894, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund.

Our senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including: payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time (“ERISA”), material judgments, actual or asserted failures of any guarantee or security document supporting the senior secured credit facility to be in full force and effect and a change of control. If an event of default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the senior secured credit facility and all other actions permitted to be taken by a secured creditor.

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of April 29, 2012, our $200,000 of senior notes had an approximate fair value of $216,750 based on quoted market price. The fair value of the Company’s senior notes were determined to be Level One instruments as defined by GAAP.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of April 29, 2012.

Future debt obligations —The following table sets forth our future debt principal payment obligations as of April 29, 2012 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding at April 29, 2012
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	1,500
5 years	141,375
Thereafter	200,000

Total future payments	$347,375

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Gross interest expense	$7,713	$7,935
Amortization of issuance cost and discount	751	542
Capitalized interest	(51)	(163)
Interest income	(71)	(71)

Total interest expense, net	$8,342	$8,243

Note 4: Income Taxes

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

As of April 29, 2012, we have accrued approximately $1,156 of unrecognized tax benefits and approximately $1,176 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $1,103 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The Company is a member of a consolidated group that includes D&B Entertainment. As of April 29, 2012, the Company owes D&B Entertainment approximately $1,695 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the fiscal year.

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

The following table sets forth our lease commitments as of April 29, 2012:

Operating Lease Obligations at April 29, 2012
1 year or less	$50,010
2 years	49,879
3 years	48,974
4 years	48,075
5 years	46,604
Thereafter	229,554

Total future payments	$473,096

We have signed operating lease agreements for future sites located in Orland Park, Illinois, and Dallas, Texas, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

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

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $111 and $809, respectively, for the thirteen-week period ended April 29, 2012. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

April 29, 2012:

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Assets:
Current assets	$93,425	$3,898	$—	$97,323
Property and equipment, net	308,988	4,732	—	313,720
Tradenames	79,000	—	—	79,000
Goodwill	273,726	(1,472)	—	272,254
Investment in sub	4,152	—	(4,152)	—
Other assets and deferred charges	28,336	80	—	28,416

Total assets	$787,627	$7,238	$(4,152)	$790,713

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity:
Current liabilities	$84,604	$3,014	$—	$87,618
Deferred income taxes	28,132	—	—	28,132
Deferred occupancy costs	63,444	72	—	63,516
Other liabilities	13,327	—	—	13,327
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,889	—	—	344,889
Stockholders’ equity	253,231	4,152	(4,152)	253,231

Total liabilities and stockholders’ equity	$787,627	$7,238	$(4,152)	$790,713

January 29, 2012:

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Assets:
Current assets	$71,890	$3,104	$—	$74,994
Property and equipment, net	318,501	4,841	—	323,342
Tradenames	79,000	—	—	79,000
Goodwill	273,727	(1,441)	—	272,286
Investment in sub	3,951	—	(3,951)	—
Other assets and deferred charges	28,963	77	—	29,040

Total assets	$776,032	$6,581	$(3,951)	$778,662

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

	Issuer and Subsidiary	Subsidiary	Consolidating	Consolidated Dave & Buster’s
	Guarantors	Non-Guarantors	Adjustments	Inc.
Liabilities and stockholders’ equity:
Current liabilities	$84,074	$2,569	$—	$86,643
Deferred income taxes	30,308	—	—	30,308
Deferred occupancy costs	63,040	61	—	63,101
Other liabilities	11,578	—	—	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	345,167	—	—	345,167
Stockholders’ equity	241,865	3,951	(3,951)	241,865

Total liabilities and stockholders’ equity	$776,032	$6,581	$(3,951)	$778,662

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2012. Our Annual Report is available on our website. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” in Item 4 for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play ®” all in one location, through a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of April 29, 2012, we owned and operated 59 stores in 25 states and Canada. In addition, there is one franchised store operating in Canada. Our stores average 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

Corporate history

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

As of April 29, 2012, Oak Hill controls approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

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

Presentation of Operating Results

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the first quarter of 2012 relate to the 13-week period ended April 29, 2012. All references to the first quarter of 2011 relate to the 13-week period ended May 1, 2011.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue —Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended April 29, 2012, we derived 33.3% of our total revenue from food sales, 15.1% from beverage sales, 50.8% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

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

Cost of products— Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended April 29, 2012, the cost of food products averaged 24.9% of food revenue and the cost of beverage products averaged 22.9% of beverage revenue. The amusement and other cost of products averaged 13.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits —Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses —Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

Liquidity and cash flows —The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-level variability, quarterly fluctuations, seasonality, and inflation — We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs. Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes and margins to be lower in the second full year of operations than in their first full year of operations, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the timing of new store openings will result in significant fluctuations in quarterly results.

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

Results of Operations—The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen Weeks Ended April 29, 2012		Thirteen Weeks Ended May 1, 2011
Food and beverage revenues	$79,144	48.4%	$74,262	50.0%
Amusement and other revenues	84,330	51.6	74,341	50.0

Total revenues	163,474	100.0	148,603	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	19,207	24.3	17,952	24.2
Cost of amusement and other (as a percentage of amusement and other revenues)	11,747	13.9	10,347	13.9

Total cost of products	30,954	18.9	28,299	19.0
Operating payroll and benefits	36,610	22.4	34,266	23.1
Other store operating expenses	48,881	29.9	45,105	30.4
General and administrative expenses	9,017	5.5	8,811	5.9
Depreciation and amortization expense	14,795	9.1	13,070	8.8
Pre-opening costs	150	0.1	740	0.5

Total operating costs	140,407	85.9	130,291	87.7

Operating income	23,067	14.1	18,312	12.3
Interest expense, net	8,342	5.1	8,243	5.5

Income before income tax provision	14,725	9.0	10,069	6.8
Income tax provision	3,741	2.3	3,351	2.3

Net income	$10,984	6.7%	$6,718	4.5%

Change in comparable store sales(1)		(0.3)%		6.2%
Company owned stores open at end of period(2)		59		57
Comparable stores open at end of period(1)		55		53

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.
(2)	The number of stores open excludes one franchise location in Canada.

Thirteen Weeks Ended April 29, 2012 Compared to Thirteen Weeks Ended May 1, 2011

Revenues

Total revenues increased $14,871, or 10.0%, in the first quarter of 2012 compared to the first quarter of 2011.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$16,103
Comparable stores	(382)
Other – primarily closed store	(850)

Total	$14,871

Comparable store revenue decreased $382, or 0.3%, in the first quarter of 2012 compared to the first quarter of 2011. Comparable store special events revenues, which accounted for 9.7% of consolidated comparable store revenue in the first quarter of 2012, increased $6 in the first quarter of 2012 compared to the first quarter of 2011. Comparable walk-in revenues, which accounted for 90.3% of consolidated comparable store revenue in the first quarter of 2012, decreased $388, or 0.3%, compared to the first quarter of 2011.

The amusement component of the business continued its trend of positive sales growth, but food and beverage experienced declines in the first quarter on reduced traffic. Comparable store amusements and other revenues in the first quarter of 2012 increased by $1,851, or 2.5%, to $75,833 from $73,982 in the first quarter of 2011. The growth over 2011 in amusement sales was sparked primarily by strategic investments in new games and Power Card up-sell initiatives. Food sales at comparable stores decreased by $1,854, or 3.6%, to $49,238 in the first quarter of 2012 from $51,092 in the first quarter of 2011. Beverage sales at comparable stores decreased by $379, or 1.7%, to $22,342 in the first quarter of 2012 from $22,721 in the first quarter of 2011.

The non-comparable store revenue increase was driven primarily by sales at our stores opened in fiscal 2011. The revenue gains achieved by our 2011 and year-to-date 2012 openings was partially offset by an $838 revenue reduction related to the May 2, 2011 closure of a store in Dallas, Texas.

Our revenue mix was 33.3% for food, 15.1% for beverage, and 51.6% for amusements and other for the first quarter of 2012. This compares to 34.6%, 15.4%, and 50.0%, respectively, for the first quarter of 2011.

Cost of products

Cost of food and beverage increased to $19,207 in the first quarter of 2012 compared to $17,952 in the first quarter of 2011 due to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 10 basis points to 24.3% for the first quarter of 2012 from 24.2% for the first quarter of 2011. Increased cost pressure in our meat, dairy and grocery categories was partially offset by reduced beverage, produce and poultry costs.

Cost of amusement and other increased to $11,747 in the first quarter of 2012 compared to $10,347 in the first quarter of 2011. The costs of amusements and other, as a percentage of amusement and other revenues remained flat with the first quarter of 2011 at 13.9%.

Operating payroll and benefits

Operating payroll and benefits increased by $2,344, or 6.8%, to $36,610 in the first quarter of 2012 compared to $34,266 in the first quarter of 2011. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 70 basis points to 22.4% for the first quarter of 2012 compared to 23.1% for the first quarter of 2011. The decrease in operating payroll and benefits, as a percentage of revenues, in the first quarter of 2012 compared to the first quarter of 2011, was driven primarily by a continued focus on labor scheduling and efficiency improvement. In addition, benefit costs continue to be lower in the first quarter of 2012 due, in part, to a favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $3,776, or 8.4%, to $48,881 in the first quarter of 2012 compared to $45,105 in the first quarter of 2011. Other store operating expenses as a percentage of total revenues decreased 50 basis points to 29.9% in the first quarter of 2012 compared to 30.4% for the same period of 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of favorable trends in utilities, less repair and maintenance costs, and the leveraging impact of higher store sales. The increase in actual spend during fiscal 2012 was driven primarily by additional occupancy expenses as a result of new store openings and increased marketing activity.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $206, or 2.3%, to $9,017 in the first quarter of 2012 compared to $8,811 in the first quarter of 2011. The increase in general and administrative expenses was primarily driven by increased salaries and wages expense at our corporate facility, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,725, or 13.2%, to $14,795 in the first quarter of 2012 compared to $13,070 in the first quarter of 2011. The increase was driven by higher depreciation associated with new store openings and maintenance capital expenditures. This increase was partially offset by the absence of depreciation related to assets located in our Dallas, Texas, location that were suspended due to the closure of the store.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $590 to $150 in the first quarter of 2012 compared to $740 in the first quarter of 2011 due to the timing of new store openings. During the first quarter of 2012, our pre-opening costs were primarily attributable to our future sites located at Dallas, Texas and Orland Park, Illinois, both expected to open in late fiscal year 2012. During the first quarter of 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011, our Braintree, Massachusetts store, which opened for business on December 7, 2011, and our Oklahoma City store, which opened for business on January 30, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense increased by $99 to $8,342 in the first quarter of 2012 compared $8,243 in the first quarter of 2011.

Income tax expense

The income tax expense for 2012 was $3,741 compared to an income tax expense of $3,351 for the first quarter of fiscal year 2011. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

As a result of our evaluation of positive and negative evidence for the period ended April 29, 2012, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At April 29, 2012, we estimate no change in our valuation allowance for the year ending February 3, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of April 29, 2012, we have accrued approximately $1,156 of unrecognized tax benefits and approximately $1,176 of penalties and interest. During the thirteen weeks ended April 29, 2012, we increased our unrecognized tax benefit by $216 and increased our accrual for interest and penalties by $67. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,103 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of April 29, 2012, the Company owes D&B Entertainment approximately $1,695 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of April 29, 2012, we had cash and cash equivalents of $58,860, net working capital of $9,705 and outstanding debt obligations of $347,375 ($346,389 net of discount). We also had $45,106 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

Short-term liquidity requirements— We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of April 29, 2012 we expect our short-term liquidity requirements to include (a) $76,000 of capital expenditures (net of cash contributions from landlords), (b) $32,045 of debt service payments, including $1,500 in principal payments and $30,545 in interest and (c) lease obligation payments of $50,010.

Long-term liquidity requirements— We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores and payments of scheduled debt and lease obligations. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, and borrowings under our senior secured credit facility.

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

Indebtedness

Senior Secured Credit Facility —Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of April 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,375 ($146,389, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.8% for the thirteen weeks ended April 29, 2012.

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

Oak Hill Advisors, L.P. is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of April 29, 2012, Oak Hill Advisors LP held approximately 9.4%, or $13,894, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund.

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of April 29, 2012, our $200,000 of senior notes had an approximate fair value of $216,750 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of April 29, 2012.

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

Our senior secured credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, will limit our ability and the ability of our subsidiaries to incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, and acquire other businesses or sell assets. In addition, under our senior secured credit facility, we will be required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The indenture under which the senior notes have been issued also contain similar covenants and events of defaults.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks Ended April 29, 2012	Thirteen Weeks Ended May 1, 2011
Net cash provided by (used in):
Operating activities	$30,592	$21,953
Investing activities	(5,041)	(8,032)
Financing activities	(375)	(750)

Net cash provided by operating activities was $30,592 for the thirteen weeks ended April 29, 2012 compared to cash provided by operating activities of $21,953 for the thirteen weeks ended May 1, 2011. Improved cash flows from operations were driven primarily by additional non-comparable sales and margin improvements over the comparable period in fiscal 2011.

Net cash used in investing activities was $5,041 for the thirteen weeks ended April 29, 2012 compared to $8,032 for the thirteen weeks ended May 1, 2011. Net cash used in investing activities decreased in fiscal 2012 due to reduced capital expenditures during the first quarter of the year. Capital expenditures decreased $3,235 to $5,095 in fiscal 2012 from $8,330 in fiscal 2011. This decrease was driven primarily by decreased expenditures of $3,143 related to new store development. New store capital expenditures during fiscal 2011 relate primarily to construction of our Orlando store, which opened during the second quarter of fiscal 2011. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location and are included in investing activities for fiscal 2011.

Net cash used by financing activities was $375 for the thirteen weeks ended April 29, 2012 compared to cash used in financing activities of $750 for the thirteen weeks ended May 1, 2011. The decrease in net cash used by financing activities is due to the timing of required payments under our term loan facility. During the thirteen weeks ended April 29, 2012, only one payment was required and paid compared to two required payments made during the thirteen weeks ended May 1, 2011.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $78,000 ($69,000 net of cash contributions from landlords) in capital expenditures during fiscal 2012. The fiscal 2012 expenditures are expected to include approximately $55,000 ($46,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of April 29, 2012:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$147,375	$1,500	$3,000	$142,875	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements (2)	179,009	30,545	60,839	54,625	33,000
Operating leases (3)	473,096	50,010	98,853	94,679	229,554

Total	$999,480	$82,055	$162,692	$292,179	$462,554

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of April 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,375 ($146,389 net of discount) under the term facility and $4,894 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at April 29, 2012.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended January 29, 2012.

Recent Accounting Pronouncements— In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity (our prior reporting method). In accordance with this new guidance, effective in the first quarter of 2012, we have elected to present items of net income and other comprehensive income as one statement. There are no changes to the accounting for items within comprehensive income. We have revised the reporting of fiscal 2011 other comprehensive income to conform to the current year presentation.

In September 2011, the FASB finalized guidance on testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment may be used as a basis for determining the necessity of performing the two-step goodwill impairment test. If an entity determines through its qualitative assessment that it is more likely than not that the fair value of goodwill exceeds its carrying value, then the remaining impairment steps would be deemed unnecessary. The initial qualitative assessment is optional and companies are allowed to only perform the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We assess the fair value of our goodwill annually, during our third fiscal quarter. This guidance is not expected to have a material impact on the consolidated financial statements.

Significant accounting policies— There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 29, 2012.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our first quarter ended April 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 29, 2012.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended January 29, 2012.

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

DAVE & BUSTER’S, INC.,
a Missouri corporation

Date: June 12, 2012	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 12, 2012	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer