Form 10-Q
period 2012-07-29
DAVE & BUSTERS INC
filed 2012-08-30
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2012

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of August 28, 2012, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED JULY 29, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 29, 2012	January 29, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$54,725	$33,684
Inventories	14,441	14,840
Prepaid expenses	8,328	9,595
Deferred income taxes	10,071	13,382
Other current assets	4,171	3,493

Total current assets	91,736	74,994
Property and equipment (net of $110,913 and $83,422 accumulated depreciation as of July 29, 2012 and January 29, 2012, respectively)	318,031	323,342
Tradenames	79,000	79,000
Goodwill	272,287	272,286
Other assets and deferred charges	27,580	29,040

Total assets	$788,634	$778,662

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	20,779	23,974
Accrued liabilities (Note 2)	61,844	59,716
Income taxes payable	2,225	903
Deferred income taxes	922	550

Total current liabilities	87,270	86,643
Deferred income taxes	26,038	30,308
Deferred occupancy costs	62,661	63,101
Other liabilities	14,053	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,576	345,167
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of July 29, 2012 and January 29, 2012	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	246,334	245,830
Accumulated other comprehensive income	233	237
Retained earnings (accumulated deficit)	7,469	(4,202)

Total stockholder’s equity	254,036	241,865

Total liabilities and stockholder’s equity	$788,634	$778,662

See accompanying notes to consolidated financial statements

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Thirteen Weeks Ended July 29, 2012	Thirteen Weeks Ended July 31, 2011
Food and beverage revenues	$71,431	$63,877
Amusement and other revenues	76,510	64,787

Total revenues	147,941	128,664
Cost of food and beverage	17,523	15,440
Cost of amusement and other	11,865	10,305

Total cost of products	29,388	25,745
Operating payroll and benefits	35,359	31,012
Other store operating expenses	50,397	45,230
General and administrative expenses	8,840	8,614
Depreciation and amortization expense	15,032	13,225
Pre-opening costs	559	1,431

Total operating costs	139,575	125,257

Operating income	8,366	3,407
Interest expense, net	8,051	8,213

Income (loss) before income tax benefit	315	(4,806)
Income tax benefit	(372)	(1,688)

Net income (loss)	687	(3,118)

Unrealized foreign currency translation loss	(94)	(26)

Total comprehensive income (loss)	$593	$(3,144)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Food and beverage revenues	$150,575	$138,139
Amusement and other revenues	160,840	139,128

Total revenues	311,415	277,267
Cost of food and beverage	36,730	33,392
Cost of amusement and other	23,612	20,652

Total cost of products	60,342	54,044
Operating payroll and benefits	71,969	65,278
Other store operating expenses	99,278	90,335
General and administrative expenses	17,857	17,425
Depreciation and amortization expense	29,827	26,295
Pre-opening costs	709	2,171

Total operating costs	279,982	255,548

Operating income	31,433	21,719
Interest expense, net	16,393	16,456

Income before provision for income taxes	15,040	5,263
Provision for income taxes	3,369	1,663

Net income	11,671	3,600

Unrealized foreign currency translation gain (loss)	(4)	219

Total comprehensive income	$11,667	$3,819

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Cash flows from operating activities:
Net income	$11,671	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,827	26,295
Debt costs and discount amortization	1,330	1,277
Deferred income tax expense (benefit)	(587)	1,449
Loss on disposal of fixed assets	1,939	978
Share-based compensation charges	504	622
Business interruption reimbursement	—	(1,629)
Other, net	216	726
Changes in assets and liabilities:
Inventories	399	(147)
Prepaid expenses	1,442	1,219
Other current assets	(669)	(4,798)
Other assets and deferred charges	(676)	(46)
Accounts payable	(3,195)	1,534
Accrued liabilities	2,003	(5,035)
Income taxes payable	1,322	8
Deferred occupancy costs	(315)	2,560
Other liabilities	2,475	(341)

Net cash provided by operating activities	47,686	28,272

Cash flows from investing activities:
Capital expenditures	(25,970)	(26,632)
Insurance proceeds on Nashville property	—	798
Repurchase of parent shares from former executive	—	(500)
Proceeds from sales of property and equipment	75	4

Net cash used in investing activities	(25,895)	(26,330)

Cash flows from financing activities:
Repayments of senior secured credit facility	(750)	(1,125)
Debt issuance costs	—	(968)

Net cash used in financing activities	(750)	(2,093)

Increase (decrease) in cash and cash equivalents	21,041	(151)
Beginning cash and cash equivalents	33,684	34,407

Ending cash and cash equivalents	$54,725	$34,256

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$664	$7
Cash paid for interest and related debt fees, net of amounts capitalized	$15,230	$17,590

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of July 29, 2012, there were 59 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31.

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

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax-related matters. The net D&B Entertainment receivable (payable) balances consist of the following:

	July 29, 2012	January 29, 2012
Advances for corporate purposes	$908	$575
Liability for income taxes	(2,048)	(200)

Net D&B Entertainment receivable (payable)	$(1,140)	$375

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and twenty-six weeks ended July 29, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 3, 2013. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 29, 2012 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity (our prior reporting method). In accordance with this new guidance, effective in the first quarter of 2012, we have elected to present items of net income and other comprehensive income as one statement. There are no changes to the accounting for items within comprehensive income. We have revised the reporting of fiscal 2011 other comprehensive income to conform to the current year presentation.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 29, 2012.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	July 29, 2012	January 29, 2012
Compensation and benefits	$13,001	$12,447
Deferred amusement revenue	11,190	10,453
Rent	8,231	7,597
Amusement redemption liability	6,575	5,895
Interest	5,769	5,788
Sales and use taxes	3,805	3,972
Property taxes	3,523	2,844
Deferred gift card revenue	3,267	3,860
Other	6,483	6,860

Total accrued liabilities	$61,844	$59,716

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	July 29, 2012	January 29, 2012
Senior secured credit facility—revolving	$—	$—
Senior secured credit facility—term	147,000	147,750
Senior notes	200,000	200,000

Total debt outstanding	347,000	347,750
Unamortized debt discount	(924)	(1,083)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$344,576	$345,167

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of July 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,000 ($146,076, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at July 29, 2012 was 5.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate, which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin of 3.0% or (2) a defined Eurodollar rate plus an applicable margin of 4.0%. Swingline loans bear interest at the Base Rate plus an applicable margin.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of July 29, 2012. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of July 29, 2012, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of July 29, 2012, the OHA Funds held approximately 9.43%, or $13,859, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the senior notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of July 29, 2012, our $200,000 of senior notes had an approximate fair value of $217,500 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of July 29, 2012.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future debt obligations — The following table sets forth our future debt principal payment obligations as of July 29, 2012 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding at July 29, 2012
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	142,500
5 years	—
Thereafter	200,000

Total future payments	$347,000

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended July 29, 2012	Thirteen Weeks Ended July 31, 2011
Gross interest expense	$7,699	$7,784
Amortization of issuance cost and discount	579	735
Capitalized interest	(156)	(235)
Interest income	(71)	(71)

Total interest expense, net	$8,051	$8,213

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Gross interest expense	$15,412	$15,719
Amortization of issuance cost and discount	1,330	1,277
Capitalized interest	(207)	(398)
Interest income	(142)	(142)

Total interest expense, net	$16,393	$16,456

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

As of July 29, 2012, we have accrued approximately $1,149 of unrecognized tax benefits and approximately $1,199 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Because of the impact of deferred income tax accounting, $1,034 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment. As of July 29, 2012, the Company owes D&B Entertainment approximately $2,048 of tax-related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the fiscal year. Additionally, we expect to utilize approximately $7,900 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the fiscal year.

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

The following table sets forth our lease commitments as of July 29, 2012:

Operating Lease Obligations at July 29, 2012
1 year or less	$50,638
2 years	51,288
3 years	49,744
4 years	48,263
5 years	46,675
Thereafter	221,832

Total future payments	$468,440

We have signed operating lease agreements for future sites located in Orland Park, Illinois, Dallas, Texas, and Boise, Idaho, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above. These three locations are expected to open in late fiscal 2012.

Additionally, as of July 29, 2012, we have signed one lease agreement which contains certain landlord obligations which remain unfulfilled as of that date. Our commitments under this agreement are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to this agreement are not included in the table above.

Note 6: Condensed Consolidating Financial Information

The senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(402) and $794, respectively, for the thirteen-week period ended July 29, 2012. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(292) and $1,603, respectively, for the twenty-six week period ended July 29, 2012. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

July 29, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets:
Current assets	$87,204	$4,532	$—	$91,736
Property and equipment, net	313,501	4,530	—	318,031
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,438)	—	272,287
Investment in sub	3,655	—	(3,655)	—
Other assets and deferred charges	27,503	77	—	27,580

Total assets	$784,588	$7,701	$(3,655)	$788,634

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholder’s equity:
Current liabilities	$83,303	$3,967	$—	$87,270
Deferred income taxes	26,038	—	—	26,038
Deferred occupancy costs	62,582	79	—	62,661
Other liabilities	14,053	—	—	14,053
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,576	—	—	344,576
Stockholder’s equity	254,036	3,655	(3,655)	254,036

Total liabilities and stockholder’s equity	$784,588	$7,701	$(3,655)	$788,634

January 29, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Assets:
Current assets	$71,890	$3,104	$—	$74,994
Property and equipment, net	318,501	4,841	—	323,342
Tradenames	79,000	—	—	79,000
Goodwill	273,727	(1,441)	—	272,286
Investment in sub	3,951	—	(3,951)	—
Other assets and deferred charges	28,963	77	—	29,040

Total assets	$776,032	$6,581	$(3,951)	$778,662

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s Inc.
Liabilities and stockholder’s equity:
Current liabilities	$84,074	$2,569	$—	$86,643
Deferred income taxes	30,308	—	—	30,308
Deferred occupancy costs	63,040	61	—	63,101
Other liabilities	11,578	—	—	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	345,167	—	—	345,167
Stockholder’s equity	241,865	3,951	(3,951)	241,865

Total liabilities and stockholder’s equity	$776,032	$6,581	$(3,951)	$778,662

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2012. Our Annual Report is available on our website at www.daveandbusters.com. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” in Item 4 for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

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

As of July 29, 2012, we owned and operated 59 stores in 25 states and Canada. In addition, there is one franchised store operating in Canada. Our stores average 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

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

As of July 29, 2012, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

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

Presentation of Operating Results

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the second quarter of 2012 relate to the 13-week period ended July 29, 2012. All references to the second quarter of 2011 relate to the 13-week period ended July 31, 2011. All references to the year-to-date fiscal year 2012 period relate to the 26-week period ended July 29, 2012. All references to the year-to-date fiscal year 2011 period relate to the 26-week period ended July 31, 2011.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue —Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended July 29, 2012, we derived 34.3% of our total revenue from food sales, 14.0% from beverage sales, 50.9% from amusement sales and 0.8% from other sources. For the twenty-six weeks ended July 29, 2012, we derived 33.8% of our total revenue from food sales, 14.6% from beverage sales, 50.8% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo” allows customers to purchase a variety of entrée and game card pairings at various discounted fixed price levels. We also offer “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesdays.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products— Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended July 29, 2012, the cost of food products averaged 24.8% of food revenue and the cost of beverage products averaged 23.8% of beverage revenue. The amusement and other cost of products averaged 15.5% of amusement and other revenues. For the twenty-six weeks ended July 29, 2012, the cost of food products averaged 24.9% of food revenue and the cost of beverage products averaged 23.3% of beverage revenue. The amusement and other cost of products averaged 14.7% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits — Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses — Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

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

	Thirteen Weeks Ended July 29, 2012		Thirteen Weeks Ended July 31, 2011
Food and beverage revenues	$71,431	48.3%	$63,877	49.6%
Amusement and other revenues	76,510	51.7	64,787	50.4

Total revenues	147,941	100.0	128,664	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,523	24.5	15,440	24.2
Cost of amusement and other (as a percentage of amusement and other revenues)	11,865	15.5	10,305	15.9

Total cost of products	29,388	19.9	25,745	20.0
Operating payroll and benefits	35,359	23.9	31,012	24.1
Other store operating expenses	50,397	34.0	45,230	35.2
General and administrative expenses	8,840	6.0	8,614	6.7
Depreciation and amortization expense	15,032	10.1	13,225	10.3
Pre-opening costs	559	0.4	1,431	1.1

Total operating costs	139,575	94.3	125,257	97.4

Operating income	8,366	5.7	3,407	2.6
Interest expense, net	8,051	5.5	8,213	6.3

Income (loss) before income tax benefit	315	0.2	(4,806)	(3.7)
Income tax benefit	(372)	(0.3)	(1,688)	(1.3)

Net income (loss)	$687	0.5%	$(3,118)	(2.4)%

Change in comparable store sales(1)		5.4%		1.9%

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Thirteen Weeks Ended July 29, 2012 Compared to Thirteen Weeks Ended July 31, 2011

Revenues

Total revenues increased $19,277, or 15.0%, in the second quarter of 2012 compared to the second quarter of 2011.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$12,601
Comparable stores	6,878
Other	(202)

Total	$19,277

Comparable store revenue increased $6,878, or 5.4%, in the second quarter of 2012 compared to the second quarter of 2011. Comparable walk-in revenues, which accounted for 87.7% of consolidated comparable store revenue in the second quarter of 2012, increased $6,239, or 5.6%, compared to the second quarter of 2011. Comparable store special events revenues, which accounted for 12.3% of consolidated comparable store revenue in the second quarter of 2012, increased $639 or 4.0% in the second quarter of 2012 compared to the second quarter of 2011.

Sales grew in each component of our business, but the growth was led by amusement revenue. Comparable store amusements and other revenues in the second quarter of 2012 increased by $5,065, or 7.9%, to $68,964 from $63,899 in the second quarter of 2011. The growth over 2011 in amusement sales was sparked by strategic investments in new games and up-sell initiatives. Food sales at comparable stores increased by $964, or 2.1%, to $46,127 in the second quarter of 2012 from $45,163 in the second quarter of 2011. Beverage sales at comparable stores increased by $849, or 4.7%, to $18,996 in the second quarter of 2012 from $18,147 in the second quarter of 2011.

The non-comparable store revenue increase was driven primarily by sales at our stores opened in fiscal 2011 and the reopening of our Nashville, Tennessee location during the third quarter of fiscal 2011.

Our revenue mix was 34.3% for food, 14.0% for beverage, and 51.7% for amusements and other for the second quarter of 2012. This compares to 35.4%, 14.2%, and 50.4%, respectively, for the second quarter of 2011.

Cost of products

Cost of food and beverage products increased to $17,523 in the second quarter of 2012 compared to $15,440 in the second quarter of 2011 due to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 24.5% for the second quarter of 2012 from 24.2% for the second quarter of 2011. Increased cost pressure in our meat and grocery categories was partially offset by reduced dairy and produce costs.

Cost of amusement and other increased to $11,865 in the second quarter of 2012 compared to $10,305 in the second quarter of 2011. The costs of amusement and other, as a percentage of amusement and other revenues decreased 40 basis points to 15.5% for the second quarter of 2012 from 15.9% for the second quarter of 2011.

Operating payroll and benefits

Operating payroll and benefits increased by $4,347, or 14.0%, to $35,359 in the second quarter of 2012 compared to $31,012 in the second quarter of 2011, primarily due to new store openings during fiscal 2011. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 20 basis points to 23.9% for the second quarter of 2012 compared to 24.1% for the second quarter of 2011. The decrease in operating payroll and benefits, as a percentage of revenues, in the second quarter of 2012 compared to the second quarter of 2011, was driven primarily by a continued focus on labor scheduling and efficiency improvement, partially offset by unfavorable health insurance claims experience during the second quarter of fiscal 2012.

Other store operating expenses

Other store operating expenses increased by $5,167, or 11.4%, to $50,397 in the second quarter of 2012 compared to $45,230 in the second quarter of 2011, driven primarily by additional occupancy expenses as a result of new store openings and increased marketing activity. Other store operating expenses as a percentage of total revenues decreased 120 basis points to 34.0% in the second quarter of 2012 compared to 35.2% for the same period of 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of favorable trends in utilities and repair and maintenance costs, and the leveraging impact of higher store sales, partially offset by increased marketing activity and higher losses on fixed asset disposals as a result of strategic investments in new games and the remodel of our store in Cincinnati, Ohio.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $226, or 2.6%, to $8,840 in the second quarter of 2012 compared to $8,614 in the second quarter of 2011. The increase in general and administrative expenses was primarily driven by increased salaries and incentive compensation expense at our corporate facility, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,807, or 13.7%, to $15,032 in the second quarter of 2012 compared to $13,225 in the second quarter of 2011. The increase was driven by higher depreciation associated with new store openings and remodels and maintenance capital expenditures.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $872 to $559 in the second quarter of 2012 compared to $1,431 in the second quarter of 2011 due to the timing of new store openings. During the second quarter of 2012, our pre-opening costs were primarily attributable to our future sites located at Dallas, Texas and Orland Park, Illinois, both expected to open in late fiscal year 2012. During the second quarter of 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011, our Braintree, Massachusetts store, which opened for business on December 7, 2011, and our Oklahoma City store, which opened for business on January 30, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $162 to $8,051 in the second quarter of 2012 compared $8,213 in the second quarter of 2011. The decrease in interest expense is due primarily to debt costs recognized in the second quarter of fiscal 2011 related to the Amendment executed on May 13, 2011.

Income tax benefit

The income tax benefit for 2012 was $372 compared to an income tax benefit of $1,688 for the second quarter of fiscal year 2011. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

As a result of our evaluation of positive and negative evidence for the period ended July 29, 2012, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At July 29, 2012, we estimate that the valuation allowance established as of the end of fiscal year 2011 continues to be adequate and that no change in our valuation allowance for the year ending February 3, 2013 is needed. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of July 29, 2012, we have accrued approximately $1,149 of unrecognized tax benefits and approximately $1,199 of penalties and interest. During the thirteen weeks ended July 29, 2012, we decreased our unrecognized tax benefit by $7 and increased our accrual for interest and penalties by $23. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,034 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of July 29, 2012, the Company owes D&B Entertainment approximately $2,048 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the fiscal year. Additionally, we expect to utilize approximately $7,900 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the fiscal year.

Results of Operations—The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Twenty-Six Weeks Ended July 29, 2012		Twenty-Six Weeks Ended July 31, 2011
Food and beverage revenues	$150,575	48.4%	$138,139	49.8%
Amusement and other revenues	160,840	51.6	139,128	50.2

Total revenues	311,415	100.0	277,267	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	36,730	24.4	33,392	24.2
Cost of amusement and other (as a percentage of amusement and other revenues)	23,612	14.7	20,652	14.8

Total cost of products	60,342	19.4	54,044	19.5
Operating payroll and benefits	71,969	23.1	65,278	23.5
Other store operating expenses	99,278	31.9	90,335	32.6
General and administrative expenses	17,857	5.7	17,425	6.3
Depreciation and amortization expense	29,827	9.6	26,295	9.5
Pre-opening costs	709	0.2	2,171	0.8

Total operating costs	279,982	89.9	255,548	92.2

Operating income	31,433	10.1	21,719	7.8
Interest expense, net	16,393	5.3	16,456	5.9

Income before income tax provision	15,040	4.8	5,263	1.9
Income tax provision	3,369	1.1	1,663	0.6

Net income	$11,671	3.7%	$3,600	1.3%

Cash provided by (used in):
Operating activities	$47,686		$28,272
Investing activities	(25,895)		(26,330)
Financing activities	(750)		(2,093)
Change in comparable store sales(1)		2.4%		4.2%
Company owned stores open at end of period(2)		59		57
Comparable stores open at end of period(1)		55		47

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

Twenty-Six Weeks Ended July 29, 2012 Compared to Twenty-Six Weeks Ended July 31, 2011

Revenues

Total revenues increased $34,148, or 12.3%, in the twenty-six weeks ended July 29, 2012 compared to the twenty-six weeks ended July 31, 2011.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$28,705
Comparable stores	6,496
Other – primarily closed store	(1,053)

Total	$34,148

Comparable store revenue increased $6,496, or 2.4%, in the twenty-six weeks ended July 29, 2012 compared to the twenty-six weeks ended July 31, 2011. Comparable walk-in revenues, which accounted for 89.0% of consolidated comparable store revenue in the twenty-six weeks ended July 29, 2012, increased $5,851, or 2.4%, compared to the twenty-six weeks ended July 31, 2011. Comparable store special events revenues, which accounted for 11.0% of consolidated comparable store revenue in the twenty-six weeks ended July 29, 2012, increased $645, or 2.1%, in the twenty-six weeks ended July 29, 2012 compared to the twenty-six weeks ended July 31, 2011.

The amusement component of the business continued its trend of positive sales growth. Additionally, the beverage component experienced increased sales in the second quarter, partially offset by declines in food sales. Comparable store amusement and other revenues in the twenty-six weeks ended July 29, 2012 increased by $6,916, or 5.0%, to $144,797 from $137,881 in the twenty-six weeks ended July 31, 2011. The growth over 2011 in amusement sales was sparked by strategic investments in new games and up-sell initiatives. Beverage sales at comparable stores increased by $470, or 1.1%, to $41,338 in the twenty-six weeks ended July 29, 2012 from $40,868 in the twenty-six weeks ended July 31, 2011. Food sales at comparable stores decreased by $890, or 0.9%, to $95,365 in the twenty-six weeks ended July 29, 2012 from $96,255 in the twenty-six weeks ended July 31, 2011.

The non-comparable store revenue increase was driven primarily by sales at our stores opened in fiscal 2011. The revenue gains achieved by our 2011 and year-to-date 2012 openings was partially offset by an $838 revenue reduction related to the May 2, 2011 closure of a store in Dallas, Texas.

Our revenue mix was 33.8% for food, 14.6% for beverage, and 51.6% for amusements and other for the twenty-six weeks ended July 29, 2012. This compares to 35.0%, 14.8%, and 50.2%, respectively, for the twenty-six weeks ended July 31, 2011.

Cost of products

Cost of food and beverage products increased to $36,730 in the twenty-six weeks ended July 29, 2012 compared to $33,392 in the twenty-six weeks ended July 31, 2011 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 20 basis points to 24.4% for the twenty-six weeks ended July 29, 2012 from 24.2% for the twenty-six weeks ended July 31, 2011. Increased cost pressure in our meat and grocery categories was partially offset by reduced beverage, produce and poultry costs.

Cost of amusement and other increased to $23,612 in the twenty-six weeks ended July 29, 2012 compared to $20,652 in the twenty-six weeks ended July 31, 2011. The costs of amusement and other, as a percentage of amusement and other revenues decreased 10 basis points to 14.7% for the twenty-six weeks ended July 29, 2012 from 14.8% for the twenty-six weeks ended July 31, 2011.

Operating payroll and benefits

Operating payroll and benefits increased by $6,691, or 10.3%, to $71,969 in the twenty-six weeks ended July 29, 2012 compared to $65,278 in the twenty-six weeks ended July 31, 2011. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 40 basis points to 23.1% for the twenty-six weeks ended July 29, 2012 compared to 23.5% for the twenty-six weeks ended July 31, 2011. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by a continued focus on labor scheduling and efficiency improvement partially offset by increased benefit costs in the twenty-six weeks ended July 29, 2012 due, in part, to unfavorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $8,943, or 9.9%, to $99,278 in the twenty-six weeks ended July 29, 2012 compared to $90,335 in the twenty-six weeks ended July 31, 2011, driven primarily by additional occupancy expenses as a result of new store openings and increased marketing activity. Other store operating expenses as a percentage of total revenues decreased 70 basis points to 31.9% in the twenty-six weeks ended July 29, 2012 compared to 32.6% for the same period of 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of favorable trends in utilities, less repair and maintenance costs, and the leveraging impact of higher store sales, partially offset by higher losses on fixed asset disposals as a result of strategic investments in new games and the remodel of our store in Cincinnati, Ohio.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $432, or 2.5%, to $17,857 in the twenty-six weeks ended July 29, 2012 compared to $17,425 in the twenty-six weeks ended July 31, 2011. The increase in general and administrative expenses was primarily driven by increased salaries and incentive compensation expense at our corporate facility, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $3,532, or 13.4%, to $29,827 in the twenty-six weeks ended July 29, 2012 compared to $26,295 in the twenty-six weeks ended July 31, 2011. The increase was driven by higher depreciation associated with new store openings and remodels and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to assets located in our Dallas, Texas, location that were suspended due to the closure of the store.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $1,462 to $709 in the twenty-six weeks ended July 29, 2012 compared to $2,171 in the twenty-six weeks ended July 31, 2011 due to the timing of new store openings. During the twenty-six weeks ended July 29, 2012, our pre-opening costs were primarily attributable to our future sites located at Dallas, Texas and Orland Park, Illinois, both expected to open in late fiscal year 2012. During the twenty-six weeks ended July 31, 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011, our Braintree, Massachusetts store, which opened for business on December 7, 2011, and our Oklahoma City store, which opened for business on January 30, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $63 to $16,393 in the twenty-six weeks ended July 29, 2012 compared $16,456 in the twenty-six weeks ended July 31, 2011.

Income tax expense

The income tax expense for 2012 was $3,369 compared to an income tax expense of $1,663 for the twenty-six weeks ended July 31, 2011. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

As a result of our evaluation of positive and negative evidence for the period ended July 29, 2012, we have concluded that it is more likely than not that a portion of our federal and state deferred tax assets will not be fully realized. At July 29, 2012, we estimate that the valuation allowance established as of the end of fiscal 2011 continues to be adequate and that no change in our valuation allowance for the year ending February 3, 2013 is needed. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of July 29, 2012, we have accrued approximately $1,149 of unrecognized tax benefits and approximately $1,199 of penalties and interest. During the twenty-six weeks ended July 29, 2012, we increased our unrecognized tax benefit by $209 and increased our accrual for interest and penalties by $90. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,034 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of July 29, 2012, the Company owes D&B Entertainment approximately $2,048 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the fiscal year. Additionally, we expect to utilize approximately $7,900 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of July 29, 2012, we had cash and cash equivalents of $54,725, net working capital of $4,466 and outstanding debt obligations of $347,000 ($346,076 net of discount). We also had $45,106 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

In the past we have had, and anticipate that in the future we may have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our senior secured credit facility and senior notes.

Short-term liquidity requirements — We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of July 29, 2012, we expect our short-term liquidity requirements to include (a) $91,000 of capital expenditures (net of cash contributions from landlords), (b) $32,024 of debt service payments, including $1,500 in principal payments and $30,524 in interest and (c) lease obligation payments of $50,638.

Long-term liquidity requirements — We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores and payments of scheduled debt and lease obligations. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, and borrowings under our senior secured credit facility.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of July 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,000 ($146,076, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin of 3.0% or (2) a defined Eurodollar rate plus an applicable margin of 4.0%. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.8% for the twenty-six weeks ended July 29, 2012.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of July 29, 2012, the OHA Funds held approximately 9.43%, or $13,859, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their private capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the senior notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of July 29, 2012, our $200,000 of senior notes had an approximate fair value of $217,500 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of July 29, 2012.

Covenants — On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-Six Weeks Ended July 29, 2012	Twenty-Six Weeks Ended July 31, 2011
Net cash provided by (used in):
Operating activities	$47,686	$28,272
Investing activities	(25,895)	(26,330)
Financing activities	(750)	(2,093)

Net cash provided by operating activities was $47,686 for the twenty-six weeks ended July 29, 2012 compared to cash provided by operating activities of $28,272 for the twenty-six weeks ended July 31, 2011. Improved cash flows from operations were driven primarily by additional non-comparable store sales and margin improvements over the comparable period in fiscal 2011.

Net cash used in investing activities was $25,895 for the twenty-six weeks ended July 29, 2012 compared to $26,330 for the twenty-six weeks ended July 31, 2011. Net cash used in investing activities decreased in year-to-date fiscal 2012 due to reduced capital expenditures in year-to-date fiscal 2012. Capital expenditures decreased $662 to $25,970 in year-to-date fiscal 2012 from $26,632 in year-to-date fiscal 2011. This decrease was driven primarily by decreased expenditures of $4,836 related to new store development. New store capital expenditures during year-to-date fiscal 2011 related primarily to construction of our Orlando store, which opened during the second quarter of fiscal 2011. Decreased spending related to new store development was partially offset by expenditures of $2,309 related to the remodel of our store in Cincinnati, Ohio and $2,791 related to our game refresh initiative. In year-to-date fiscal 2011, the Company spent $500 to repurchase shares of D&B Entertainment owned by a former executive. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location which are included in investing activities for year-to-date fiscal 2011.

Net cash used by financing activities was $750 for the twenty-six weeks ended July 29, 2012 compared to cash used in financing activities of $2,093 for the twenty-six weeks ended July 31, 2011. The decrease in net cash used by financing activities is due to the timing of required payments under our term loan facility. During the twenty-six weeks ended July 29, 2012, only two payments were required and paid compared to three required payments made during the twenty-six weeks ended July 31, 2011. Additionally, $968 of cost was incurred during the second quarter of fiscal 2011 related to the Amendment executed on our senior secured credit facility.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $80,000 ($71,000 net of cash contributions from landlords) in capital expenditures during fiscal 2012. The fiscal 2012 expenditures are expected to include approximately $56,000 ($47,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of July 29, 2012:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$147,000	$1,500	$3,000	$142,500	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements (2)	165,865	30,524	60,737	52,604	22,000
Operating leases (3)	468,440	50,638	101,032	94,938	221,832

Total	$981,305	$82,662	$164,769	$290,042	$443,832

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of July 29, 2012, we had no borrowings under the revolving credit facility, borrowings of $147,000 ($146,076 net of discount) under the term facility and $4,894 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at July 29, 2012.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

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

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity (our prior reporting method). In accordance with this new guidance, effective in the first quarter of fiscal 2012, we have elected to present items of net income and other comprehensive income as one statement. There are no changes to the accounting for items within comprehensive income. We have revised the reporting of fiscal 2011 other comprehensive income to conform to the current year presentation.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended January 29, 2012.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended July 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: August 30, 2012	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: August 30, 2012	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer