Form 10-Q
period 2012-10-28
DAVE & BUSTERS INC
filed 2012-12-11
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2012

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 7, 2012, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED OCTOBER 28, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 28,	January 29,
	2012	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,693	$33,684
Inventories	14,948	14,840
Prepaid expenses	8,877	9,595
Deferred income taxes	15,736	13,382
Other current assets	2,828	3,493

Total current assets	92,082	74,994
Property and equipment (net of $126,061 and $83,422 accumulated depreciation as of October 28, 2012 and January 29, 2012, respectively)	326,820	323,342
Tradenames	79,000	79,000
Goodwill	272,278	272,286
Other assets and deferred charges	25,000	29,040

Total assets	$795,180	$778,662

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	26,361	23,974
Accrued liabilities (Note 2)	69,071	59,716
Income taxes payable	274	903
Deferred income taxes	866	550

Total current liabilities	98,072	86,643
Deferred income taxes	23,026	30,308
Deferred occupancy costs	62,304	63,101
Other liabilities	14,718	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,263	345,167
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of October 28, 2012 and January 29, 2012	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	246,696	245,830
Accumulated other comprehensive income	253	237
Retained earnings (accumulated deficit)	5,848	(4,202)

Total stockholder’s equity	252,797	241,865

Total liabilities and stockholder’s equity	$795,180	$778,662

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 28, 2012	October 30, 2011
Food and beverage revenues	$63,159	$59,567
Amusement and other revenues	67,907	60,755

Total revenues	131,066	120,322
Cost of food and beverage	15,716	14,649
Cost of amusement and other	10,505	9,432

Total cost of products	26,221	24,081
Operating payroll and benefits	33,735	30,552
Other store operating expenses	44,595	42,719
General and administrative expenses	12,242	8,279
Depreciation and amortization expense	15,746	13,578
Pre-opening costs	1,089	587

Total operating costs	133,628	119,796

Operating income (loss)	(2,562)	526
Interest expense, net	7,979	8,097

Loss before income tax benefit	(10,541)	(7,571)
Income tax benefit	(8,920)	(3,124)

Net loss	(1,621)	(4,447)

Unrealized foreign currency translation gain (loss)	20	(146)

Total comprehensive loss	$(1,601)	$(4,593)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 28, 2012	October 30, 2011
Food and beverage revenues	$213,734	$197,706
Amusement and other revenues	228,747	199,883

Total revenues	442,481	397,589
Cost of food and beverage	52,446	48,041
Cost of amusement and other	34,117	30,084

Total cost of products	86,563	78,125
Operating payroll and benefits	105,704	95,830
Other store operating expenses	143,873	133,054
General and administrative expenses	30,099	25,704
Depreciation and amortization expense	45,573	39,873
Pre-opening costs	1,798	2,758

Total operating costs	413,610	375,344

Operating income	28,871	22,245
Interest expense, net	24,372	24,553

Income (loss) before benefit for income taxes	4,499	(2,308)
Income tax benefit	(5,551)	(1,461)

Net income (loss)	10,050	(847)

Unrealized foreign currency translation gain	16	73

Total comprehensive income (loss)	$10,066	$(774)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net income (loss)	$10,050	$(847)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	45,573	39,873
Debt costs and discount amortization	1,908	1,861
Deferred income tax benefit	(9,320)	(1,890)
Loss on disposal of fixed assets	1,952	1,018
Share-based compensation charges	866	853
Business interruption reimbursement	—	(1,629)
Other, net	133	1,020
Changes in assets and liabilities:
Inventories	(108)	(402)
Prepaid expenses	929	540
Income taxes receivable	—	5,861
Other current assets	843	1,080
Other assets and deferred charges	833	(1,696)
Accounts payable	2,387	5,499
Accrued liabilities	9,192	3,318
Income taxes payable	(629)	(149)
Deferred occupancy costs	(634)	1,930
Other liabilities	3,140	(341)
Deferred insurance proceeds	—	883

Net cash provided by operating activities	67,115	56,782

Cash flows from investing activities:
Capital expenditures	(50,246)	(50,183)
Insurance proceeds on Nashville property	—	798
Repurchase of parent shares from former executive	—	(1,000)
Proceeds from sales of property and equipment	265	29

Net cash used in investing activities	(49,981)	(50,356)

Cash flows from financing activities:
Repayments of senior secured credit facility	(1,125)	(1,125)
Debt issuance costs	—	(968)

Net cash used in financing activities	(1,125)	(2,093)

Increase in cash and cash equivalents	16,009	4,333
Beginning cash and cash equivalents	33,684	34,407

Ending cash and cash equivalents	$49,693	$38,740

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$1,830	$(5,540)
Cash paid for interest and related debt fees, net of amounts capitalized	$17,223	$17,616

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of October 28, 2012, there were 60 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. Our fiscal year ends on the Sunday after the Saturday closest to January 31. Our 2012 fiscal year will end on February 3, 2013 and will consist of fifty-three weeks.

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

The ownership of Dave & Buster’s by D&B Entertainment commenced on June 1, 2010, when it acquired all of the outstanding common stock of D&B Holdings from Wellspring Capital Partners III, L.P. and HBK Main Street Investors L.P. The June 1, 2010, acquisition transactions resulted in a change in ownership of 100% of our outstanding common stock.

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax-related matters. The net D&B Entertainment receivable (payable) balances consist of the following:

	October 28, 2012	January 29, 2012
Advances (prepaids) for corporate purposes	$(457)	$575
Liability for income taxes	(2,502)	(200)

Net D&B Entertainment receivable (payable)	$(2,959)	$375

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and thirty-nine weeks ended October 28, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 3, 2013. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended January 29, 2012 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

In September 2011, the FASB finalized guidance on testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment may be used as a basis for determining the necessity of performing the two-step goodwill impairment test. If an entity determines through its qualitative assessment that it is more likely than not that the fair value of goodwill exceeds its carrying value, then the remaining impairment steps would be deemed unnecessary. The initial qualitative assessment is optional and companies are allowed to only perform the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We assess the fair value of our goodwill annually, during our fourth fiscal quarter. This guidance is not expected to have a material impact on the consolidated financial statements.

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

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	October 28, 2012	January 29, 2012
Compensation and benefits	$12,901	$12,447
Interest	11,244	5,788
Deferred amusement revenue	10,771	10,453
Rent	8,181	7,597
Amusement redemption liability	6,859	5,895
Sales and use taxes	3,382	3,972
Property taxes	4,042	2,844
Deferred gift card revenue	3,220	3,860
Other	8,471	6,860

Total accrued liabilities	$69,071	$59,716

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	October 28, 2012	January 29, 2012
Senior secured credit facility—revolving	$—	$—
Senior secured credit facility—term	146,625	147,750
Senior notes	200,000	200,000

Total debt outstanding	346,625	347,750
Unamortized debt discount	(862)	(1,083)
Less current installments	1,500	1,500

Long-term debt, less current installments, net of unamortized discount	$344,263	$345,167

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of October 28, 2012, we had no borrowings under the revolving credit facility, borrowings of $146,625 ($145,763, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at October 28, 2012 was 5.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

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

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of October 28, 2012. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of October 28, 2012, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of October 28, 2012, the OHA Funds held approximately 9.43%, or $13,823, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the senior notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 28, 2012, our $200,000 of senior notes had an approximate fair value of $226,400 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of October 28, 2012.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future debt obligations — The following table sets forth our future debt principal payment obligations as of October 28, 2012 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding
at October 28, 2012
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	142,125
5 years	—
Thereafter	200,000

Total future payments	$346,625

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 28, 2012	October 30, 2011
Gross interest expense	$7,704	$7,753
Amortization of issuance cost and discount	578	585
Capitalized interest	(232)	(170)
Interest income	(71)	(71)

Total interest expense, net	$7,979	$8,097

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 28, 2012	October 30, 2011
Gross interest expense	$23,116	$23,473
Amortization of issuance cost and discount	1,908	1,861
Capitalized interest	(439)	(568)
Interest income	(213)	(213)

Total interest expense, net	$24,372	$24,553

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

In assessing the realizability of deferred tax assets, at October 28, 2012 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance by $6,662. The valuation allowances previously established for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions remain unchanged from the end of fiscal year 2011. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

As of October 28, 2012, we have accrued approximately $1,165 of unrecognized tax benefits and approximately $1,230 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $1,044 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Subsequent to October 28, 2012, we reached an agreement with a taxing jurisdiction to settle an uncertain tax position of the Company. We anticipate that the settlement will result in an $992 reduction of our accrual for unrecognized taxes, penalties and interest.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 28, 2012, the Company owes D&B Entertainment approximately $2,502 of tax-related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the current fiscal year. Additionally, we expect to utilize approximately $8,100 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the current fiscal year.

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

The following table sets forth our lease commitments as of October 28, 2012:

Operating Lease
Obligations
at October 28, 2012
1 year or less	$51,172
2 years	51,230
3 years	49,748
4 years	48,015
5 years	46,364
Thereafter	212,358

Total future payments	$458,887

We have signed operating lease agreements for future sites located in Dallas, Texas, and Boise, Idaho, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above. These two locations are expected to open in the fourth quarter of fiscal 2012.

Additionally, as of October 28, 2012, we have signed seven lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 6: Condensed Consolidating Financial Information

The senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $16 and $607, respectively, for the thirteen-week period ended October 28, 2012. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(276) and $2,210, respectively, for the thirty-nine week period ended October 28, 2012. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

October 28, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$87,019	$5,063	$—	$92,082
Property and equipment, net	322,377	4,443	—	326,820
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,447)	—	272,278
Investment in sub	3,709	—	(3,709)	—
Other assets and deferred charges	24,922	78	—	25,000

Total assets	$790,752	$8,137	$(3,709)	$795,180

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$93,733	$4,339	$—	98,072
Deferred income taxes	23,026	—	—	23,026
Deferred occupancy costs	62,215	89	—	62,304
Other liabilities	14,718	—	—	14,718
Long-term debt, less current installments, net of unamortized discount (Note 3)	344,263	—	—	344,263
Stockholder’s equity	252,797	3,709	(3,709)	252,797

Total liabilities and stockholder’s equity	$790,752	$8,137	$(3,709)	$795,180

January 29, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$71,890	$3,104	$—	$74,994
Property and equipment, net	318,501	4,841	—	323,342
Tradenames	79,000	—	—	79,000
Goodwill	273,727	(1,441)	—	272,286
Investment in sub	3,951	—	(3,951)	—
Other assets and deferred charges	28,963	77	—	29,040

Total assets	$776,032	$6,581	$(3,951)	$778,662

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$84,074	$2,569	$—	$86,643
Deferred income taxes	30,308	—	—	30,308
Deferred occupancy costs	63,040	61	—	63,101
Other liabilities	11,578	—	—	11,578
Long-term debt, less current installments, net of unamortized discount (Note 3)	345,167	—	—	345,167
Stockholder’s equity	241,865	3,951	(3,951)	241,865

Total liabilities and stockholder’s equity	$776,032	$6,581	$(3,951)	$778,662

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play ® ” all in one location, through a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of October 28, 2012, we owned and operated 60 stores in 25 states and Canada. In addition, there is one franchised store operating in Canada. Our stores average 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on weekdays and 11:30 a.m. to 2:00 a.m. on weekends.

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

As of October 28, 2012, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

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

Presentation of Operating Results

Our fiscal year ends on the Sunday after the Saturday closest to January 31. All references to the third quarter of 2012 relate to the 13-week period ended October 28, 2012. All references to the third quarter of 2011 relate to the 13-week period ended October 30, 2011. All references to the year-to-date fiscal year 2012 period relate to the 39-week period ended October 28, 2012. All references to the year-to-date fiscal year 2011 period relate to the 39-week period ended October 30, 2011. Our 2012 fiscal year will end on February 3, 2013 and will consist of fifty-three weeks.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue — Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended October 28, 2012, we derived 33.0% of our total revenue from food sales, 15.2% from beverage sales, 51.0% from amusement sales and 0.8% from other sources. For the thirty-nine weeks ended October 28, 2012, we derived 33.5% of our total revenue from food sales, 14.8% from beverage sales, 50.9% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

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

Cost of products — Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended October 28, 2012, the cost of food products averaged 25.4% of food revenue and the cost of beverage products averaged 23.9% of beverage revenue. The amusement and other cost of products averaged 15.5% of amusement and other revenues. For the thirty-nine weeks ended October 28, 2012, the cost of food products averaged 25.0% of food revenue and the cost of beverage products averaged 23.5% of beverage revenue. The amusement and other cost of products averaged 14.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 28, 2012		October 30, 2011
Food and beverage revenues	$63,159	48.2%	$59,567	49.5%
Amusement and other revenues	67,907	51.8	60,755	50.5

Total revenues	131,066	100.0	120,322	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	15,716	24.9	14,649	24.6
Cost of amusement and other (as a percentage of amusement and other revenues)	10,505	15.5	9,432	15.5

Total cost of products	26,221	20.0	24,081	20.0
Operating payroll and benefits	33,735	25.7	30,552	25.4
Other store operating expenses	44,595	34.0	42,719	35.5
General and administrative expenses	12,242	9.3	8,279	6.9
Depreciation and amortization expense	15,746	12.0	13,578	11.3
Pre-opening costs	1,089	0.8	587	0.5

Total operating costs	133,628	101.8	119,796	99.6

Operating income (loss)	(2,562)	(1.8)	526	0.4
Interest expense, net	7,979	6.1	8,097	6.7

Loss before income tax benefit	(10,541)	(7.9)	(7,571)	(6.3)
Income tax benefit	(8,920)	(6.8)	(3,124)	(2.6)

Net loss	$(1,621)	(1.1)%	$(4,447)	(3.7)%

Change in comparable store sales (1)		3.9%		(0.9)%

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Thirteen Weeks Ended October 28, 2012 Compared to Thirteen Weeks Ended October 30, 2011

Revenues

Total revenues increased $10,744, or 8.9%, in the third quarter of 2012 compared to the third quarter of 2011.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$6,430
Comparable stores	4,459
Other	(145)

Total	$10,744

Comparable store revenue increased $4,459, or 3.9%, in the third quarter of 2012 compared to the third quarter of 2011. Comparable walk-in revenues, which accounted for 89.5% of consolidated comparable store revenue in the third quarter of 2012, increased $4,405, or 4.3%, compared to the third quarter of 2011. Comparable store special events revenues, which accounted for 10.5% of consolidated comparable store revenue in the third quarter of 2012, increased $54 or 0.4% in the third quarter of 2012 compared to the third quarter of 2011.

Sales growth was led by amusement revenue. Comparable store amusements and other revenues in the third quarter of 2012 increased by $3,745, or 6.6%, to $60,545 from $56,800 in the third quarter of 2011. The growth over 2011 in amusement sales was sparked by strategic investments in new games, up-sell initiatives and television advertising promoting the new games. Beverage sales at comparable stores increased by $901, or 5.2%, to $18,264 in the third quarter of 2012 from $17,363 in the third quarter of 2011. Food sales at comparable stores decreased by $187, or 0.5%, to $39,400 in the third quarter of 2012 from $39,587 in the third quarter of 2011.

The non-comparable store revenue increase was driven by sales at our stores opened in fiscal 2011, our two stores opened this fiscal year, and the reopening of our Nashville, Tennessee location during the third quarter of fiscal 2011.

Our revenue mix was 33.0% for food, 15.2% for beverage, and 51.8% for amusements and other for the third quarter of 2012. This compares to 34.4%, 15.1%, and 50.5%, respectively, for the third quarter of 2011.

Cost of products

Cost of food and beverage products increased to $15,716 in the third quarter of 2012 compared to $14,649 in the third quarter of 2011 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 24.9% for the third quarter of 2012 from 24.6% for the third quarter of 2011. Increased cost pressure in our meat and grocery categories was partially offset by reduced dairy, seafood and poultry costs.

Cost of amusement and other increased to $10,505 in the third quarter of 2012 compared to $9,432 in the third quarter of 2011. The costs of amusement and other, as a percentage of amusement and other revenues remained constant at 15.5% for the third quarter of 2012 as compared to the third quarter of 2011.

Operating payroll and benefits

Operating payroll and benefits increased by $3,183, or 10.4%, to $33,735 in the third quarter of 2012 compared to $30,552 in the third quarter of 2011, primarily due to new store openings during fiscal 2011 and fiscal 2012. The total cost of operating payroll and benefits, as a percent of total revenues, increased 30 basis points to 25.7% for the third quarter of 2012 compared to 25.4% for the third quarter of 2011. The increase in operating payroll and benefits, as a percentage of revenues, in the third quarter of 2012 compared to the third quarter of 2011, was driven primarily by increased incentive compensation expense and higher costs associated with health insurance claims experience during the third quarter of fiscal 2012, partially offset by a continued focus on labor scheduling and efficiency improvement.

Other store operating expenses

Other store operating expenses increased by $1,876, or 4.4%, to $44,595 in the third quarter of 2012 compared to $42,719 in the third quarter of 2011, driven primarily by additional occupancy expenses as a result of new store openings and the absence of business interruption recoveries, which totaled $820, in the third quarter of 2011. Other store operating expenses as a percentage of total revenues decreased 150 basis points to 34.0% in the third quarter of 2012 compared to 35.5% for the same period of 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of favorable trends in utility costs, and the leveraging impact of higher store sales, partially offset by higher workers’ compensation claim requirements in the third quarter of 2012.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $3,963, or 47.9%, to $12,242 in the third quarter of 2012 compared to $8,279 in the third quarter of 2011. The increase in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment’s common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes. The increase in general and administrative expenses was also driven by increased salaries and incentive compensation expense at our corporate headquarters, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $2,168, or 16.0%, to $15,746 in the third quarter of 2012 compared to $13,578 in the third quarter of 2011. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at nine stores and maintenance capital expenditures.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $502 to $1,089 in the third quarter of 2012 compared to $587 in the third quarter of 2011 due to the timing of new store openings. During the third quarter of 2012, our pre-opening costs were primarily attributable to our future sites located at Dallas, Texas and Boise, Idaho, (both expected to open in the fourth quarter of fiscal 2012) and pre-opening costs related to our store located in Orland Park, Illinois, which opened for business on September 24, 2012. During the third quarter of 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011, our Braintree, Massachusetts store, which opened for business on December 7, 2011, and our Oklahoma City store, which opened for business on January 30, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned. Interest expense decreased by $118 to $7,979 in the third quarter of 2012 compared to $8,097 in the third quarter of 2011. The decrease in interest expense is due primarily to increase capitalized interest recognized in the third quarter of fiscal 2012 related to the new Dallas, Texas and Boise, Idaho locations currently under construction.

Income tax benefit

The income tax benefit for 2012 was $8,920 compared to an income tax benefit of $3,124 for the third quarter of fiscal year 2011. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at October 28, 2012 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance by $6,662. The valuation allowances previously established for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions remain unchanged from the end of fiscal year 2011. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 28, 2012, we have accrued approximately $1,165 of unrecognized tax benefits and approximately $1,230 of penalties and interest. During the thirteen weeks ended October 28, 2012, we increased our unrecognized provision by $16 and increased our accrual for interest and penalties by $32. Subsequent to October 28, 2012, we reached an agreement with a taxing jurisdiction to settle an uncertain tax position of the Company. We anticipate that the settlement will result in a $992 reduction of our accrual for unrecognized taxes, penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,044 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 28, 2012, the Company owes D&B Entertainment approximately $2,502 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the current fiscal year. Additionally, we expect to utilize approximately $8,100 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the current fiscal year.

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011
Food and beverage revenues	$213,734	48.3%	$197,706	49.7%
Amusement and other revenues	228,747	51.7	199,883	50.3

Total revenues	442,481	100.0	397,589	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	52,446	24.5	48,041	24.3
Cost of amusement and other (as a percentage of amusement and other revenues)	34,117	14.9	30,084	15.1

Total cost of products	86,563	19.6	78,125	19.6
Operating payroll and benefits	105,704	23.9	95,830	24.1
Other store operating expenses	143,873	32.5	133,054	33.5
General and administrative expenses	30,099	6.8	25,704	6.5
Depreciation and amortization expense	45,573	10.3	39,873	10.0
Pre-opening costs	1,798	0.4	2,758	0.7

Total operating costs	413,610	93.5	375,344	94.4

Operating income	28,871	6.5	22,245	5.6
Interest expense, net	24,372	5.5	24,553	6.2

Income (loss) before income tax benefit	4,499	1.0	(2,308)	(0.6)
Income tax benefit	(5,551)	(1.3)	(1,461)	(0.4)

Net income (loss)	$10,050	2.3%	$(847)	(0.2)%

Cash provided by (used in):
Operating activities	$67,115		$56,782
Investing activities	(49,981)		(50,356)
Financing activities	(1,125)		(2,093)
Change in comparable store sales (1)		2.8%		2.7%
Company owned stores open at end of period (2)		60		57 (3)
Comparable stores open at end of period (1)		55 (4)		52

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)	The number of stores open excludes one franchise location in Canada.
(3)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011 due to flooding, is included in our store count.
(4)	Includes one store in Dallas, Texas which will be closed in December 2012.

Thirty-Nine Weeks Ended October 28, 2012 Compared to Thirty-Nine Weeks Ended October 30, 2011

Revenues

Total revenues increased $44,892, or 11.3%, in the thirty-nine weeks ended October 28, 2012 compared to the thirty-nine weeks ended October 30, 2011.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$35,134
Comparable stores	10,955
Other	(1,197)

Total	$44,892

Comparable store revenue increased $10,955, or 2.8%, in the thirty-nine weeks ended October 28, 2012 compared to the thirty-nine weeks ended October 30, 2011. Comparable walk-in revenues, which accounted for 89.2% of consolidated comparable store revenue in the thirty-nine weeks ended October 28, 2012, increased $10,256, or 3.0%, compared to the thirty-nine weeks ended October 30, 2011. Comparable store special events revenues, which accounted for 10.8% of consolidated comparable store revenue in the thirty-nine weeks ended October 28, 2012, increased $699, or 1.6%, in the thirty-nine weeks ended October 28, 2012 compared to the thirty-nine weeks ended October 30, 2011.

The amusement component of the business continued its trend of positive sales growth. Additionally, the beverage component experienced increased sales in the third quarter, partially offset by declines in food sales. Comparable store amusement and other revenues in the thirty-nine weeks ended October 28, 2012 increased by $10,661, or 5.5%, to $205,342 from $194,681 in the thirty-nine weeks ended October 30, 2011. The growth over 2011 in amusement sales was sparked by strategic investments in new games, up-sell initiatives and television advertising promoting the new games. Beverage sales at comparable stores increased by $1,370, or 2.4%, to $59,601 in the thirty-nine weeks ended October 28, 2012 from $58,231 in the thirty-nine weeks ended October 30, 2011. Food sales at comparable stores decreased by $1,076, or 0.8%, to $134,766 in the thirty-nine weeks ended October 28, 2012 from $135,842 in the thirty-nine weeks ended October 30, 2011.

The non-comparable store revenue increase was driven primarily by sales at our stores opened in fiscal 2011, our two stores opened this fiscal year, and the reopening of our Nashville, Tennessee location during the third quarter of fiscal 2011. The revenue gains achieved by our 2011 and year-to-date 2012 openings was partially offset by an $838 revenue reduction related to the May 2, 2011 closure of a store in Dallas, Texas.

Our revenue mix was 33.5% for food, 14.8% for beverage, and 51.7% for amusements and other for the thirty-nine weeks ended October 28, 2012. This compares to 34.8%, 14.9%, and 50.3%, respectively, for the thirty-nine weeks ended October 30, 2011.

Cost of products

Cost of food and beverage products increased to $52,446 in the thirty-nine weeks ended October 28, 2012 compared to $48,041 in the thirty-nine weeks ended October 30, 2011 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 20 basis points to 24.5% for the thirty-nine weeks ended October 28, 2012 from 24.3% for the thirty-nine weeks ended October 30, 2011. Increased cost pressure in our meat and grocery categories was partially offset by reduced beverage, produce and poultry costs.

Cost of amusement and other increased to $34,117 in the thirty-nine weeks ended October 28, 2012 compared to $30,084 in the thirty-nine weeks ended October 30, 2011. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 20 basis points to 14.9% for the thirty-nine weeks ended October 28, 2012 from 15.1% for the thirty-nine weeks ended October 30, 2011.

Operating payroll and benefits

Operating payroll and benefits increased by $9,874, or 10.3%, to $105,704 in the thirty-nine weeks ended October 28, 2012 compared to $95,830 in the thirty-nine weeks ended October 30, 2011. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 20 basis points to 23.9% for the thirty-nine weeks ended October 28, 2012 compared to 24.1% for the thirty-nine weeks ended October 30, 2011. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by a continued focus on labor scheduling and efficiency improvement partially offset by higher incentive compensation expense and increased benefit costs, in part, due to unfavorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $10,819, or 8.1%, to $143,873 in the thirty-nine weeks ended October 28, 2012 compared to $133,054 in the thirty-nine weeks ended October 30, 2011, driven primarily by additional occupancy expenses as a result of new store openings and increased marketing activity. Additionally, during the thirty-nine weeks ended October 30, 2011, other store operating expenses were reduced by the recognition of business interruption recoveries of $2,622. Other store operating expenses as a percentage of total revenues decreased 100 basis points to 32.5% in the thirty-nine weeks ended October 28, 2012 compared to 33.5% for the same period of 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of favorable trends in utility costs and the leveraging impact of higher store sales, partially offset by higher losses on fixed asset disposals as a result of strategic investments in new games and the remodel of our store in Cincinnati, Ohio.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $4,395, or 17.1%, to $30,099 in the thirty-nine weeks ended October 28, 2012 compared to $25,704 in the thirty-nine weeks ended October 30, 2011. The increase in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes. The increase in general and administrative expenses was also driven by increased salaries and incentive compensation expense at our corporate headquarters, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $5,700, or 14.3%, to $45,573 in the thirty-nine weeks ended October 28, 2012 compared to $39,873 in the thirty-nine weeks ended October 30, 2011. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at nine stores and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to assets located in our Dallas, Texas location that were suspended due to the closure of the store in May 2011 and subsequent sale of the assets.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $960 to $1,798 in the thirty-nine weeks ended October 28, 2012 compared to $2,758 in the thirty-nine weeks ended October 30, 2011 due to the timing of new store openings. During the thirty-nine weeks ended October 28, 2012, our pre-opening costs were primarily attributable to our future sites located at Dallas, Texas and Boise, Idaho, (both expected to open in the fourth quarter of fiscal 2012) and Orland Park, Illinois, which opened for business on September 24, 2012. During the thirty-nine weeks ended October 30, 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our Orlando, Florida store, which opened for business on July 18, 2011, our Braintree, Massachusetts store, which opened for business on December 7, 2011, and our Oklahoma City store, which opened for business on January 30, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $181 to $24,372 in the thirty-nine weeks ended October 28, 2012 compared to $24,553 in the thirty-nine weeks ended October 30, 2011.

Income tax benefit

The income tax benefit for the thirty-nine weeks ended October 28, 2012 was $5,551 compared to an income tax benefit of $1,461 for the thirty-nine weeks ended October 30, 2011. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets at October 28, 2012, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance by $6,662. The valuation allowances previously established for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions remain unchanged from the end of fiscal year 2011. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of October 28, 2012, we have accrued approximately $1,165 of unrecognized tax benefits and approximately $1,230 of penalties and interest. During the thirty-nine weeks ended October 28, 2012, we increased our unrecognized provision by $225 and increased our accrual for interest and penalties by $121. Subsequent to October 28, 2012, we reached an agreement with a taxing jurisdiction to settle an uncertain tax position of the Company. We anticipate that the settlement will result in an $992 reduction of our accrual for unrecognized taxes, penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,044 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2007.

The Company is a member of a consolidated group that includes D&B Entertainment. As of October 28, 2012, the Company owes D&B Entertainment approximately $2,502 of tax related balances. The Company expects to utilize stand-alone net operating loss carry-forwards of approximately $1,750 to offset stand-alone taxable income for the current fiscal year. Additionally, we expect to utilize approximately $8,100 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability for the current fiscal year.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of October 28, 2012, we had cash and cash equivalents of $49,693, net working capital deficit of $5,990 and outstanding debt obligations of $346,625 ($345,763 net of discount). We also had $45,106 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We currently have negative working capital and anticipate that in the future we may have negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our senior secured credit facility and senior notes.

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

As of October 28, 2012, we expect our short-term liquidity requirements to include (a) $104,000 of capital expenditures (net of cash contributions from landlords), (b) $31,982 of debt service payments, including $1,500 in principal payments and $30,482 in interest and (c) lease obligation payments of $51,172.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of October 28, 2012, we had no borrowings under the revolving credit facility, borrowings of $146,625 ($145,763, net of discount) under the term facility and $4,894 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin of 3.0% or (2) a defined Eurodollar rate plus an applicable margin of 4.0%. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.8% for the thirty-nine weeks ended October 28, 2012.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of October 28, 2012, the OHA Funds held approximately 9.43%, or $13,823, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their private capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the senior notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of October 28, 2012, our $200,000 of senior notes had an approximate fair value of $226,400 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of October 28, 2012.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended October 28, 2012	Ended October 30, 2011
Net cash provided by (used in):
Operating activities	$67,115	$56,782
Investing activities	(49,981)	(50,356)
Financing activities	(1,125)	(2,093)

Net cash provided by operating activities was $67,115 for the thirty-nine weeks ended October 28, 2012 compared to cash provided by operating activities of $56,782 for the thirty-nine weeks ended October 30, 2011. Improved cash flows from operations were driven primarily by additional non-comparable store sales and margin improvements over the comparable period in fiscal 2011.

Net cash used in investing activities was $49,981 for the thirty-nine weeks ended October 28, 2012 compared to $50,356 for the thirty-nine weeks ended October 30, 2011. Net cash used in investing activities decreased in year-to-date fiscal 2012 due to the absence of any share repurchases in the current fiscal year. In year-to-date fiscal 2011, the Company spent $1,000 to repurchase shares of D&B Entertainment owned by a former executive. Capital expenditures increased $63 to $50,246 in year-to-date fiscal 2012 from $50,183 in year-to-date fiscal 2011. New store capital expenditures during year-to-date fiscal 2011 related primarily to construction of our Orlando store, which opened during the second quarter of fiscal 2011 and our Braintree, Massachusetts store which opened in the fourth quarter of fiscal 2011. Decreased spending related to new store development was offset by expenditures of $7,432 related to the major remodeling project on nine of our existing stores and $3,507 related to our game refresh initiative. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location which are included in investing activities for year-to-date fiscal 2011.

Net cash used by financing activities was $1,125 for the thirty-nine weeks ended October 28, 2012 compared to cash used in financing activities of $2,093 for the thirty-nine weeks ended October 30, 2011. The decrease in net cash used by financing activities is due to $968 of cost incurred during the second quarter of fiscal 2011 related to the Amendment executed on our senior secured credit facility.

We plan to finance future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend approximately $79,000 ($70,000 net of cash contributions from landlords) in capital expenditures during fiscal 2012. The fiscal 2012 expenditures are expected to include approximately $55,000 ($46,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of October 28, 2012:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$146,625	$1,500	$3,000	$142,125	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements (2)	161,687	30,482	60,558	48,647	22,000
Operating leases (3)	458,887	51,172	100,978	94,379	212,358

Total	$967,199	$83,154	$164,536	$285,151	$434,358

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of October 28, 2012, we had no borrowings under the revolving credit facility, borrowings of $146,625 ($145,763 net of discount) under the term facility and $4,894 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at October 28, 2012.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised are excluded from the table above.

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

In September 2011, the FASB finalized guidance on testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment may be used as a basis for determining the necessity of performing the two-step goodwill impairment test. If an entity determines through its qualitative assessment that it is more likely than not that the fair value of goodwill exceeds its carrying value, then the remaining impairment steps would be deemed unnecessary. The initial qualitative assessment is optional and companies are allowed to only perform the quantitative assessment. This guidance is effective for annual goodwill impairment testing performed in fiscal years beginning after December 15, 2011. We assess the fair value of our goodwill annually, during our fourth fiscal quarter. This guidance is not expected to have a material impact on the consolidated financial statements.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended October 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 11, 2012	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 11, 2012	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer