Form 10-K
period 2013-02-03
DAVE & BUSTERS INC
filed 2013-04-16
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 10, 2013, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 3, 2013

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc., its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and compensation information included in Item 11. We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. We define high-volume dining and entertainment venues as those open for at least one full year and with average store revenues in excess of $5,000. Founded in 1982, the core of our concept is to offer our guests the opportunity to “Eat Drink Play ®” all in one location. We believe we are currently the largest national chain offering a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items together with an extensive assortment of entertainment attractions, including large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events, skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Unlike the strategy of many restaurants of shortening visit times by focusing on turning tables faster, we aim to increase the length of stay in our locations to generate incremental revenues and improve the guest’s experience. While our guests are primarily a balanced mix of men and women aged 21 to 39, we believe we are also an attractive venue for families with children and teenagers. As of February 3, 2013, we owned and operated 61 stores in 26 states and Canada. In addition, there is one franchised store operating in Canada. The formats of our stores are flexible, which we believe allows us to size each store appropriately for each market in which we compete. Our stores average approximately 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week. Our average revenues per comparable store were $9,847 in fiscal year 2012, as adjusted to a 52 week basis (see discussion below).

Corporate History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 61 company-owned stores across 26 states and Canada.

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

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc. and originally named Games Acquisition Corp.) (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds” and together with their manager, Oak Hill Capital Management, LLC, and its related funds, “Oak Hill Capital Partners”) acquired all of the outstanding common stock (the “Acquisition”) of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment merged (the “Merger”) with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the Merger). As a result of the Acquisition and certain post-acquisition activity, the Oak Hill Funds directly control approximately 95.4% of D&B Entertainment’s outstanding common stock and have the right to appoint certain members of our Board of Directors, and certain members of our Board of Directors and management control approximately 4.6% of D&B Entertainment’s outstanding common stock.

Generally accepted accounting principles (“GAAP”) in the United States require operating results for Dave & Buster’s prior to the Acquisition completed on June 1, 2010 to be presented as Predecessor’s results in the historical financial statements. Operating results for Dave & Buster’s subsequent to the Acquisition are presented or referred to as Successor’s results in the historical financial statements.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 3, 2013 consists of 53 weeks. All other fiscal years presented herein consist of 52 weeks. All references to “2012”, “fiscal 2012”, “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013, of the Successor. All references to “2011”, “fiscal 2011”, “fiscal year 2011” or similar references relate to the 52 week period ended January 29, 2012, of the Successor. All references to “2010”, “fiscal 2010”, “fiscal year 2010” or similar references relate to the combined 244 day period ended January 30, 2011, of the Successor and the 120 day period ended May 31, 2010, of the Predecessor. The financial results of the Successor period include the impacts of applying purchase accounting. The presentation of combined fiscal 2010 Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of fiscal 2012 and 2011 results with combined results over the same period in fiscal 2010.

Eat Drink Play ® —The Core of Our National Concept

When our founders opened our first location in Dallas, Texas in 1982, they sought to create a dining concept with a fun, upbeat atmosphere providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store and in doing so we believe we have developed a distinctive brand based on our guest value proposition: Eat Drink Play ® .. The interplay between entertainment, dining and full-service bar areas is the defining feature of the Dave & Buster’s guest experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. Our locations are also designed to accommodate private parties, business functions and other corporate-sponsored events.

We seek to distinguish our food menu from other casual dining concepts. Our recently reengineered menu includes items that we believe reinforce the fun of the Dave & Buster’s brand. Recent additions to the menu have become top sellers within their categories. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher-end casual dining operators. Each of our locations also offers full bar service including a variety of beers, signature cocktails, premium spirits and non-alcoholic beverages. Food and beverage accounted for 49.1% of our total revenues during fiscal 2012.

The “Midway” in each of our stores is an area where we offer a wide array of amusements and entertainment options, with typically over 150 redemption and simulation games. We believe the entertainment options in our Midway are a core differentiating feature of our brand, and our amusement and other revenues accounted for 50.9% of our total revenues during fiscal 2012. Redemption games, which represented 78.5% of our amusement and other revenues in fiscal 2012, offer our guests the opportunity to win tickets that are redeemable at our “Winner’s Circle” for prizes ranging from branded novelty items to high-end home electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. Our video and simulation games, many of which can be played by multiple guests simultaneously and which include some of the latest high-tech games commercially available, represented 16.7% of our amusement and other revenues in fiscal 2012. Traditional amusements, which include billiards, bowling and shuffleboard tables, represented the remainder of our amusement and other revenues. Each of our stores also contain multiple large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue disciplined new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we believe we are capable of achieving consistent high store revenues and strong store-level cash-on-cash returns. We have created a new store expansion strategy and rebuilt our pipeline of potential new stores by instituting a site selection process that allows us to evaluate and select our new store location, size and design based on consumer research and analysis of operating data from sales in our existing stores. Where permitted, we also collect home zip code information from our guests on a voluntary basis through the Power Card kiosks in our existing stores, which allows us to determine how far they have traveled to reach that particular store. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and location. Our new large format stores are approximately 35,000 – 40,000 square feet and our small format stores are approximately 22,000 – 25,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us the flexibility to choose between building new stores and converting existing space. With respect to stores we expect to open in the near term, we are targeting a year one cash-on-cash return of 25% to 35% for both our large format and small format store openings, levels that are lower than the average of Dave & Buster’s store openings in recent years. To achieve this return we target a ratio of first year store revenues to net development costs of approximately one-to-one and store-level cash flow margins, excluding national marketing costs, of 27% to 30%. We also target average net development costs of approximately $10,250 for large format stores and approximately $6,250 for small format stores.

We believe the Dave & Buster’s brand is significantly under-penetrated, with internal studies and third-party research suggesting a total store universe in the United States and Canada in excess of 150 stores (including our 61 existing stores), approximately two and a half times our current store base. We currently plan to open four to six stores in fiscal 2013, which we expect will be financed with available cash and operating cash flows. Thereafter, we believe we can continue opening new stores at an annual rate of approximately 10% of our then existing store base. Our ability to open new stores in the future is subject to the availability of sufficient cash flows and financing, as well as other factors, and therefore there is no guarantee we will open new stores at this rate.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Maintain the latest exciting entertainment options: We believe that our entertainment options are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates excitement and helps drive repeat visits and increase length of guest stay. During fiscal 2012, we spent in excess of $10,000 for new game offerings in our stores that were open for the full year. In fiscal 2013, we expect to spend an average of $180 per store on game refreshment, which we believe will drive brand relevance and comparable store sales growth. Further, we intend to continue upgrading viewing areas in stores within key markets in order to capture a higher share of the sports-viewing guest base. We also plan to continually elevate the redemption experience in our Winner’s Circle with prizes that we believe guests will find more attractive, which we expect will favorably impact guest visitation and game play.

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions: To further national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in television advertising: the most efficient way to reach a mass audience. Our guest loyalty program currently has approximately 2.2 million members, and we are aggressively improving our search engine and social marketing efforts. Our loyalty program and digital efforts allow us to communicate promotional offers directly to our most passionate brand fans. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives, to drive incremental sales throughout the store.

•	Enhance our food and beverage offerings: We frequently test new menu items and seek to improve our food offering to better align with the Dave & Buster’s brand. To further reinforce the fun of our brand, our new menu includes familiar food items served in presentations that we view as distinctive and appealing to our guests. In 2011, we developed and tested new presentations for every item on the menu, featuring new plateware and glassware. We saw a marked increase in quality perceptions among our guests during the test with the percentage of guests responding “Excellent” in our Guest Satisfaction Survey on “Overall Food” and “Food Quality” increasing by 7.8% and 12.2%, respectively. Following this successful test, we introduced these new presentations to all of our stores in May 2012.

•	Grow our special events usage: We plan to utilize existing and add new resources to our special events sales force as the corporate special events market improves—the special events portion of our business represented 12.2% of our total revenues in fiscal 2012. We believe our special events business is an important sampling and promotional opportunity for our guests because many guests are experiencing Dave & Buster’s for the first time.

Continue to improve margins. We believe we are well-positioned to continue to increase margins and have additional opportunities to reduce costs. Based on the operating leverage generated by our business model which we believe has benefited from the operating initiatives implemented by management in recent years and our national marketing expenditures, we believe we have the potential to further improve margins and deliver greater earnings from expected future increases in comparable store sales. Under our current cost structure, we estimate that we will realize more than 50% flow through from any comparable store sales growth. We also believe that improved labor scheduling technology will allow us to further increase labor productivity in the future. Our continued focus on operating margins at individual locations and the deployment of best practices across our store base is expected to yield incremental margin improvements, although there is no guarantee that we will be able to achieve greater margins or greater earnings in the future.

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

During 2012, we opened stores utilizing our small format design in Oklahoma City, Oklahoma (1st Quarter), Orland Park (Chicago), Illinois (3rd Quarter) and Boise, Idaho (4th Quarter). We also opened a large format store in Dallas, Texas, during the fourth quarter. Our new Dallas store replaced an existing large format store in the same trade area.

During 2011, we opened two large format stores, one in Orlando, Florida (2nd Quarter) and one in Braintree (Boston), Massachusetts (4th Quarter).

Our 2010 openings consisted of one large format store in Wauwatosa (Milwaukee), Wisconsin (1st Quarter) and one small format store in Roseville (Sacramento), California (2nd Quarter).

Our Store Formats

We have historically operated stores varying in size from 16,000 to 66,000 square feet. After significant store-level research and analysis, we have found that incremental square footage in excess of 40,000 yields limited incremental sales volumes and lower margins. We have also experienced significant variability among stores in volumes, individual store-level cash flows and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the stores. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is approximately 35,000 – 40,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size. To accomplish this, we have reduced the back-of-house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base, although there is no guarantee that this will occur.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial store using a small store format in Tulsa, Oklahoma in January 2009. Since the initial small store format opening, we have subsequently opened six additional small store formats, two in fiscal 2009, one in fiscal 2010, and three in fiscal 2012. We believe that the small store format will maintain the dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. Moreover, we expect the format to yield higher margins than our current stores by optimizing the ratio of “selling space” to back-of-house square footage and improving fixed cost leverage, although there is no guarantee that this will occur. Finally, we believe that the small store format will allow us to take less capital investment risk per store. As a result, we are targeting these smaller format stores to achieve higher returns, more efficient sales per square foot, reduced pre-opening costs relative to our larger formats, and to enable us to expand into additional markets.

We have completed major remodel projects at ten locations as of February 3, 2013 (one in fiscal 2011 and nine in fiscal 2012) and plan to remodel an additional seven stores in 2013. Our focus in the remodeling initiative is to enhance the entryway, bar and dining areas of the store and to significantly improve the sports viewing capabilities of the remodeled locations. We have received positive guest feedback related to the remodel projects completed to date.

Our stores generally are located on land that is leased. Our lease terms, including renewal options, range from 10 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. Forty-two of our leases include provisions for contingent rent and most have measurement periods that differ from our fiscal year. As of February 3, 2013 only 13 locations had revenues that exceed their pro-rata contingent rent revenue threshold. Generally, leases are “net leases” that requires us to pay our pro rata share of taxes, insurance and maintenance costs.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2014, with an option to renew until January 2017.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our guest base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu and product development, in-store execution

Customer insights: research, brand health and tracking

We spent approximately $28,502 in marketing efforts in fiscal 2012, $26,612 in fiscal 2011 and $26,664 in fiscal 2010. Our annual marketing expenditures include the cost of national programs totaling approximately $26,807, $25,010 and $25,758 in fiscal years 2012, 2011 and 2010, respectively. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

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

Operations

Management

The management of our store base is divided into six regions, each of which is overseen by a Regional Operations Director (“ROD”) or Regional Vice President who reports to the President and Chief Operating Officer. Our RODs oversee nine to twelve Company-owned stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one ROD who primarily focuses on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Line Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 125 hourly employees, many of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. We perform weekly “test drives” on our games to ensure that our amusement offerings are consistent with Dave & Buster’s standards and operational. Consolidated reporting tools for key drivers of our business exist for our RODs to be able to identify and troubleshoot any systemic issues.

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

We require our new store managers to complete an 8-week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. Annually we hold a General Manager conference in which our General Managers share best practices and also receive an update on our business plan.

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

Foreign Operations

We own and operate one store outside of the United States in Toronto, Canada. This store generated revenue of approximately $11,020 USD in fiscal year 2012 on a 52 week basis, $10,717 USD in fiscal 2011 and $10,071 USD in fiscal 2010 (combined), representing approximately 1.8%, 1.5% and 1.9%, respectively, of our consolidated revenue. As of February 3, 2013, we have less than 1.5% of our long-lived assets located outside the United States. Additionally, a franchisee operates a Dave & Buster’s store located in Niagara Falls, Ontario, Canada, which opened on June 25, 2009. We recognized royalty income related to this franchise of $103 in fiscal 2012, $175 in fiscal 2011 and $40 in fiscal 2010 (combined).

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

Suppliers

The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We have expanded our contacts with amusement merchandise suppliers through the direct import program, a program in which we purchase Winner’s Circle merchandise and certain glassware, plateware and furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.

Competition

The out-of-home entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with theme parks, as well as providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys and night clubs. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery.

Intellectual Property

We have registered the trademarks Dave & Buster’s ®, Power Card ®, Eat & Play Combo ®, and Eat Drink Play ® and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of February 3, 2013, we employed 8,410 persons, 187 of whom served at our corporate headquarters, 621 of whom served as management personnel and the remainder of whom were hourly personnel.

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

You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including, our Audit Committee Charter, Compensation Committee Charter, Code of Business Ethics, and Whistle Blower Policy.

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

Our business is dependent upon consumer discretionary spending. The continued economic uncertainty in the U.S. and Canada has reduced consumer confidence impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, volatility in the financial markets, personal bankruptcies, and reduced access to credit, resulting in lower levels of guest traffic in our stores. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2013. If conditions worsen, our business, results of operation and ability to comply with the covenants under our senior secured credit facility could be materially affected and may result in a deceleration of the number and timing of new store openings. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our stores will negatively impact our revenues. This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will in turn cause downward pressure on our profit margin. This could result in reductions in staff levels, asset impairment charges and potential closures. Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations. There can be no assurance that any government’s plans to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

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

As of February 3, 2013, there were 61 company-owned locations in the United States and Canada and one franchise location in Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:

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

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough guests to new stores because potential guests may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. While we have successfully opened stores with our target large store size of 35,000 – 40,000 square feet, only a small number of our existing stores are the size of this target. As of February 3, 2013, we operate seven small format stores. Our new large and small format stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparable store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

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

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Typically, we have higher first and fourth quarter revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter and spring seasons can have a significant impact on our first and fourth quarters, and therefore our results for the full fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations and Seasonality.”

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single store could significantly affect our overall profitability.

Our quarterly results of operations are subject to fluctuations due to the timing of new store openings.

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. In 2013 we expect to spend between $50,000 and $60,000 (net of cash contributions from landlords) for new store construction. A portion of the 2013 new store expenditures is related to stores that will be under construction in 2013 but will not open until 2014. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

We have had net losses in recent years.

Although we had net income of $17,997 for the fiscal year ended February 3, 2013, we have high interest and depreciation and amortization expense and, as a result, incurred net loss of $7,295 in fiscal 2010 (combined). Achieving profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Report and our ongoing interest and depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of food and beverage revenue was 24.5% in fiscal 2012, 24.1% in fiscal 2011, and 23.8% in fiscal 2010 (combined). Cost of food as a percentage of total revenue was approximately 8.5% in fiscal 2012. Cost of amusement and other costs as a percentage of amusement and other revenue was 14.9% in fiscal 2012, 15.4% in fiscal 2011, and 15.9% in fiscal 2010 (combined). If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our guests, our operating results could be adversely affected.

The unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Other than forward purchase contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

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

We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of, or exposure to, hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

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

The Patient Protection and Affordable Care Act (the “Patient Act”), as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. Although the Patient Act does not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2014, penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expenses. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. While the significant costs of the Patient Act will occur after 2013, increases in our healthcare costs could have a significant, negative impact on our business.

The Patient Act also requires us to comply with federal nutritional disclosure requirements. The Food and Drug Administration has indicated that it intends to issue final regulations in 2013 and begin enforcing the regulations by the end of 2013 or beginning of 2014. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

Our sales and results of operations may be adversely affected by the passage of climate change and other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

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

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of certain lawsuits that allege violations of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 30.9% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2012, adverse publicity resulting from these allegations may materially affect our stores and us.

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

Of the 61 stores operated by us as of February 3, 2013, all are operated on leased property. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $52,186, or 9.0% of our total revenues, in fiscal 2012. In addition, as of February 3, 2013, we were a party to operating leases requiring future minimum lease payments aggregating approximately $102,356 through the next two years and approximately $356,088 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

Disruptions in our information technology systems or security breaches of confidential customer information or personal employee information could have an adverse impact on our operations.

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

As of February 3, 2013, we had $145,875 ($145,079 net of discount) of borrowings under our existing term loan facility, no borrowings under our revolving credit facility, $4,327 in letters of credit outstanding and $200,000 aggregate principal amount of 11.0% senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

In addition, absent an increase in our Adjusted EBITDA, as defined in the indenture governing our senior notes, we would not be permitted to incur a substantial amount of indebtedness under the incurrence limitations of the indenture, other than pursuant to our revolving credit facility and other limited exceptions.

Our Board of Directors may be controlled by a single stockholder, whose interest may not align with yours.

As a result of the Acquisition and subsequent stock transactions, as of February 3, 2013, the Oak Hill Funds or their affiliates control approximately 95.4% of our outstanding common stock. Neither the Oak Hill Funds nor its affiliates have any obligation to contribute additional funds (directly or indirectly to) the Company.

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

As of February 3, 2013, we lease the building or site of all 61 company-owned stores. There is also one franchised store operating in Canada. The Company has no financial obligation relating to the franchisee’s property. The following table sets forth the number of stores that are located in each state/country as of February 3, 2013.

State or Country	Number of Stores
Arizona	2
California	7
Colorado	2
Florida	4
Georgia	3
Hawaii	1
Idaho	1
Illinois	3
Indiana	1
Kansas	1
Maryland	2
Massachusetts	1
Michigan	1
Minnesota	1
Missouri	1
Nebraska	1
New York	6
North Carolina	1
Ohio	4
Oklahoma	2
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas	7
Virginia	1
Wisconsin	1
Canada (a)	2

(a)	One store is a franchise which operates in Niagara Falls, Ontario.

Our stores generally are located on land that is leased. The contracted lease terms, including renewal options, generally range from 10 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in only a small number of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 22,900 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2014, with an option to renew until January 2017.

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

There is no established public trading market for our common stock. One hundred percent of our outstanding common stock is owned by D&B Holdings. There were no repurchases by Dave & Buster’s, Inc. of our common stock in 2012. See “Business – Corporate History” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data from the audited consolidated financial statements and related notes as of the fiscal years ended February 3, 2013 and January 29, 2012, included elsewhere in this Report. The selected historical consolidated financial data as of the 244 days ended January 30, 2011, 120 days ended May 31, 2010, fiscal year ended January 31, 2010, and fiscal year ended February 1, 2009 have been derived from our audited consolidated financial statements previously filed with the SEC.

	Fiscal Year		Fiscal Year		244 Days	120 Days		Fiscal Year	Fiscal Year
	Ended		Ended		Ended	Ended		Ended	Ended
	February 3, 2013 (1)		January 29, 2012		January 30, 2011	May 31, 2010		January 31, 2010	February 1, 2009
	(Successor)		(Successor)		(Successor)	(Predecessor)		(Predecessor)	(Predecessor)
Statement of Operations Data:
Total revenues	$608,067		$541,545		$343,533	$178,006		$520,783	$533,358
Operating income	43,714		34,150		17,778	4,241		21,871	27,747
Net income (loss)	17,997		955		(5,157)	(2,138)		(350)	1,615
Balance sheet data (as of end of period):
Cash and cash equivalents	36,117		33,684		34,407	N/A		16,682	8,534
Working capital (deficit) (2)	(1,065)		(14,890)		(5,186)	N/A		(33,922)	(40,118)
Property and equipment, net	337,239		323,342		304,819	N/A		294,151	296,805
Total assets	804,553		778,662		764,542	N/A		483,640	480,936
Total debt, net of discount	345,079		346,667		347,918	N/A		227,250	229,750
Stockholder’s equity	260,976		241,865		239,830	N/A		92,646	92,023
Other data:
Capital expenditures	$78,689		$72,946		$22,255	$12,978		$48,423	$49,254
Stores open at end of period (3)	61	(4)	58	(4)	57 (4)	57	(4)	55 (4)	52

(1)	We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday nearest January 31. Fiscal year 2012 was 53 weeks in length and all other fiscal years presented herein were 52 weeks.
(2)	Defined as total current assets minus total current liabilities.
(3)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count for all periods. Our store count has been adjusted downward for the two store closures in Dallas, Texas, one in fiscal 2011 and one in fiscal 2012.
(4)	The number of stores open excludes one franchise in Canada.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. We define high-volume dining and entertainment venues as those open for at least one full year and with average store revenues in excess of $5,000. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play ®” all in one location. We believe we are the largest national chain offering a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events, skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we believe we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of February 3, 2013, we owned and operated 61 stores in 26 states and Canada. In addition, there is one franchised store operating in Canada. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday. Our stores average approximately 47,000 square feet in size and range between 16,000 and 66,000 square feet. In the 53 week period ended February 3, 2013, we had total revenues of $608,067.

Corporate History

Overview

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988 and have subsequently expanded to 61 company-owned stores in 26 states and Canada. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, we were acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors, L.P. (“HBK”). D&B Holdings was then acquired on June 1, 2010 by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. as described below.

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

During fiscal 2012, 2011 and the Successor portion of 2010, we expensed approximately $361, $522 and $4,638, respectively, related to the Acquisition of Dave & Buster’s as directed by the Oak Hill Funds. During the Predecessor portion of 2010, we expensed approximately $4,280 related to the sale of Dave & Buster’s arranged by Wellspring.

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

On January 18, 2012, D&B Entertainment sold approximately eight hundred thirty-three shares of its common stock previously held as treasury stock to three outside directors for an aggregate price of approximately $1,000. Proceeds from the sale were used to repay funds that had been advanced to D&B Entertainment by the Company. The per share sales price approximates the value per share as determined by an independent third party valuation prepared as of October 30, 2011.

As of February 3, 2013, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. We incurred expenses of $799 during fiscal 2012, $860 during fiscal 2011 and $371 during the 244 days ended January 30, 2011, under the terms of the expense reimbursement agreement. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

Presentation of Operating Results

Generally accepted accounting principles (“GAAP”) in the United States require operating results of the Company prior to the Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results and include all periods including and subsequent to June 1, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. Our 2012 fiscal year consists of 53 weeks and all other years presented consist of 52 weeks. All references to “2012”, “fiscal 2012”, “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013, of the Successor. All references to “2011”, “fiscal 2011”, “fiscal year 2011” or similar references relate to the 52 week period ended January 29, 2012, of the Successor. All references to “2010”, “fiscal 2010”, “fiscal year 2010” or similar references relate to the combined results of the 244 day period ended January 30, 2011, of the Successor and the 120 day period ended May 31, 2010, of the Predecessor. The financial results of the Successor period include the impacts of applying purchase accounting. The presentation of combined Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of fiscal year 2012 and 2011 results with combined results of fiscal year 2010.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenues. Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the year ended February 3, 2013, we derived 33.9% of our total revenue from food sales, 15.2% from beverage sales, 50.1% from amusement sales and 0.8% from other sources. For the year ended January 29, 2012, we derived 35.1% of our total revenue from food sales, 15.2% from beverage sales, 48.8% from amusement sales and 0.9% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores open at the end of the period which have been opened for at least a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

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

Cost of products. Cost of products includes the cost of food, beverages and the Winner’s Circle redemption items. For the fiscal year ended February 3, 2013, the cost of food products averaged 24.9% of food revenue and the cost of beverage products averaged 23.4% of beverage revenue. The amusement and other cost of products averaged 14.9% of amusement and other revenues. For the fiscal year ended January 29, 2012, the cost of food products averaged 24.4% of food revenue and the cost of beverage products averaged 23.5% of beverage revenue. The amusement and other cost of products averaged 15.4% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

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

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2012 and fiscal year 2011:

	Fiscal Year Ended February 3, 2013		Fiscal Year Ended January 29, 2012
	(Successor)		(Successor)
Food and beverage revenues	$298,421	49.1%	$272,606	50.3%
Amusement and other revenues	309,646	50.9	268,939	49.7

Total revenues	608,067	100.0	541,545	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	73,019	24.5	65,751	24.1
Cost of amusement and other (as a percentage of amusement and other revenues)	46,098	14.9	41,417	15.4

Total cost of products	119,117	19.6	107,168	19.8
Operating payroll and benefits	145,571	23.9	130,875	24.2
Other store operating expenses	192,792	31.7	175,993	32.5
General and administrative expenses	40,356	6.7	34,896	6.4
Depreciation and amortization expense	63,457	10.4	54,277	10.0
Pre-opening costs	3,060	0.5	4,186	0.8

Total operating costs	564,353	92.8	507,395	93.7

Operating income	43,714	7.2	34,150	6.3
Interest expense, net	33,075	5.4	32,516	6.0

Income before provision (benefit) for income taxes	10,639	1.8	1,634	0.3
Income tax provision (benefit)	(7,358)	(1.2)	679	0.1

Net income	$17,997	3.0%	$955	0.2%

Cash provided by (used in):
Operating activities	$82,796		$73,247
Investing activities	(78,488)		(71,502)
Financing activities	(1,875)		(2,468)
Change in comparable store sales (1)		3.0%		2.2%
Stores open at end of period (2)		61		58
Comparable stores open at end of period (1)		54		52

(1)

“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal year) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The fiscal year 2012 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the year-over-year change percentage.

(2)	Included in our store count as of January 29, 2012, is one store in Dallas, Texas, which was permanently closed on December 17, 2012. Store count also excludes one franchise store in Canada. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended February 3, 2013		Fiscal Year Ended January 29, 2012
Location	Opening Date	Location	Opening Date
Oklahoma City, OK	1/30/2012	Orlando, FL	7/18/2011
Orland Park, IL (Chicago)	9/22/2012	Braintree, MA (Boston)	12/7/2011
Dallas, TX	12/2/2012
Boise, ID	1/12/2013

Fiscal 2012 Compared to Fiscal 2011

Our fiscal year 2012 consists of 53 weeks compared to 52 weeks in fiscal 2011. We have estimated the changes in fiscal year 2012 revenues compared to fiscal year 2011 revenues on a comparable 52 week basis under the caption “53rd week impact.” All other comparisons are discussed as a percentage of revenue and therefore are not impacted by the additional 53rd week.

Revenues

Total revenues were $608,067 for fiscal year 2012 and $541,545 for fiscal year 2011. We have estimated the revenues during the 53rd week of fiscal year 2012 to be $10,355 ($8,987 for comparable stores and $1,368 for non-comparable stores). The fiscal year 2012 revenue mix was 49.1% food and beverage and 50.9% amusement and other. The fiscal year 2011 revenue mix was 50.3% food and beverage and 49.7% amusement and other.

Total revenues increased $66,522, or 12.3%, to $608,067 in fiscal year 2012 compared to total revenues of $541,545 in fiscal year 2011.

The net increase in revenues were derived from the following sources:

Adjusted fiscal 2012
Non-comparable stores—operating	$42,859
Non-comparable store—closure of store in Dallas, Texas	(639)
Comparable stores (1)	15,254
53rd week impact—comparable stores	8,987
Other	61

Total	$66,522

(1)	Revenue increase for comparable stores has been adjusted to remove the impact of the 53rd week of sales.

The following discussion on comparable store sales has been prepared by comparing fiscal 2012 revenues on a 52 week basis to fiscal 2011 revenues. Comparable stores revenue increased by $15,254, or 3.0%, for fiscal 2012 compared to fiscal 2011. We have estimated the comparable stores revenues during the 53rd week of fiscal 2012 to be $8,987. Comparable store walk-in revenues, which accounted for 87.4% of consolidated comparable stores revenue for fiscal 2012, increased $14,433, or 3.2%, compared to fiscal 2011. The special events component of our comparable store sales for fiscal 2012, increased by $821, or 1.2%, compared to fiscal 2011.

Comparable store amusements and other revenues increased by $13,390, or 5.2%, to $269,203 in fiscal 2012 from $255,813 in fiscal 2011. The growth was lead by amusement sales, which increased primarily due to strategic investments in new games, up-sell initiatives and television advertising promoting the new games. Such investments and initiatives were designed to increase the appeal and consumption of our amusement offerings. Beverage sales at comparable stores increased by $2,700, or 3.4%, to $81,360 in fiscal 2012 from $78,660 in fiscal 2011. Food sales at comparable store decreased $836, or 0.5%, to $181,171 in fiscal 2012 from $182,007 in fiscal 2011.

Non-comparable store revenues increased by a total of $42,220. Non-comparable store revenues includes the revenues associated with our last seven store openings and the pre-closure revenues of our store located in Dallas, Texas, which closed on December 17, 2012. Revenues from our four fiscal 2012 store openings totaled $16,975, but were partially offset by the loss of revenues from the store closure mentioned above of $639.

Our revenue mix was 33.9% for food, 15.2% for beverage and 50.9% for amusement and other for fiscal 2012. This compares to 35.1%, 15.2% and 49.7%, respectively, for fiscal 2011.

Cost of products

The total cost of products was $119,117 for fiscal 2012 and $107,168 for fiscal 2011. The total cost of products as a percentage of total revenues was 19.6% and 19.8% for fiscal 2012 and fiscal 2011, respectively.

Cost of food and beverage revenues increased to $73,019 for fiscal 2012 compared to $65,751 for fiscal 2011. Cost of food and beverage products, as a percent of food and beverage revenues, increased 40 basis points to 24.5% of revenues for fiscal 2012 compared to 24.1% of revenues for fiscal 2011. Increased cost pressure in our meat, grocery and most beverage categories was partially offset by reduced poultry and produce costs.

Cost of amusement and other revenues increased to $46,098 in fiscal 2012 compared to $41,417 in fiscal 2011. The costs of amusement and other, as a percentage of amusement and other revenues, decreased by 50 basis points to 14.9% of revenues in fiscal 2012 compared to 15.4% of revenues in fiscal 2011. This decrease is due primarily to less discounting of our amusement offerings in fiscal 2012.

Operating payroll and benefits

Operating payroll and benefits increased by $14,696 to $145,571 in fiscal 2012 compared to $130,875 in fiscal 2011. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 30 basis points to 23.9% of revenues for fiscal 2012 from 24.2% of revenues for fiscal 2011. This decrease in the percentage of revenues was primarily driven by a continued focus on labor scheduling, efficiency improvement and favorable sales leverage in 2012. Partially offsetting this favorable trend in fiscal 2012 were higher benefit costs, due in part, to unfavorable health insurance claims experience as compared to fiscal 2011, and higher incentive compensation expense related to our store management team.

Other store operating expenses

Other store operating expenses increased by $16,799 or 9.5%, to $192,792 in fiscal 2012 compared to $175,993 in fiscal 2011, driven primarily by additional occupancy expenses as a result of new store openings, increased marketing activity, unfavorable claims experience in workers’ compensation and general liability insurance, and the impact of the 53rd week in 2012. Additionally, during fiscal 2011, other store operating expenses were reduced by the recognition of business interruption recoveries and gains from property related recoveries of $4,170 related to the Nashville store reopened in November 2011. The other store operating expenses, as a percentage of total revenues, decreased by 80 basis points to 31.7% of revenues for fiscal 2012 from 32.5% of revenues for fiscal 2011. Other store operating expenses, as a percentage of total revenues, were lower primarily as a result of the leveraging impact of higher store sales and favorable trends in utility costs, partially offset by higher losses on fixed asset disposals as a result of strategic investments in new games and the remodel of nine of our existing stores.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $5,460, or 15.6%, to $40,356 in fiscal 2012 compared to $34,896 in fiscal 2011. The increase in general and administrative expenses was primarily driven by the recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes. The increase in general and administrative expenses was also driven by increased incentive compensation and salary expense at our corporate headquarters and the impact of the 53rd week in 2012, partially offset by decreases in consulting and professional fees.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $9,180, or 16.9%, to $63,457 for fiscal 2012 compared to $54,277 for fiscal 2011. This increase is primarily a result of higher depreciation associated with new store openings, major remodeling projects at nine of our stores and maintenance capital expenditures. Additionally, we estimate the impact of the 53rd week to be an increase to depreciation expense of $1,447. These increases were partially offset by the absence of depreciation related to assets located in our Dallas, Texas location that were suspended due to the closure of our store and subsequent sale of the assets during fiscal 2011.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $1,126 to $3,060 in fiscal 2012 compared to $4,186 for fiscal 2011 due to the timing and size of new store openings. During fiscal 2012, our pre-opening costs consisted primarily of expenses incurred in connection with the openings of our two small store formats located in Orland Park, Illinois and Boise, Idaho and our one large store format, which opened in Dallas, Texas. During fiscal 2011, our pre-opening costs consisted primarily of expenses incurred in connection with the openings our two large store formats located in Orlando, Florida and Braintree (Boston), Massachusetts. Additionally during fiscal 2011, we incurred substantially all the pre-opening costs related to our small store format located in Oklahoma City, Oklahoma, which opened in early fiscal 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees, and original issue discounts, and any interest income earned. Interest expense increased by $559, or 1.7%, to $33,075 for fiscal 2012 compared to $32,516 for fiscal 2011, driven primarily by the impact of the 53rd week, which we estimate to be $633 and decreased capitalized interest associated with our fiscal 2012 construction as compared to our fiscal 2011 construction. Partially offsetting these increases are debt costs recognized in the second quarter of fiscal 2011 related to an amendment to the Company’s senior secured credit facility, dated May 13, 2011 (the “Amendment”), as more fully discussed in “Liquidity and Capital Resources” below.

Provision for income taxes

Provision for income taxes consisted of an aggregate income tax benefit of $7,358 for fiscal 2012 and an income tax provision of $679 for fiscal 2011. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of the change in the valuation allowance against our deferred tax assets.

In assessing the realizability of our deferred tax assets, at February 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance related to our deferred tax assets for federal taxes by $6,661. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize a portion of these benefits. Accordingly, we have reduced our previously established valuation allowance against our deferred tax assets for state taxes and uncertain tax positions by $3,429. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of February 3, 2013, we have accrued approximately $471 of unrecognized tax benefits and approximately $290 of penalties and interest. During fiscal 2012, we decreased our unrecognized tax benefit by $469 and decreased our accrual for interest and penalties by $819 based upon lapsing of time and settlement with taxing jurisdictions. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $412 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state or foreign income tax examinations for years prior to 2008.

The Company is a member of a consolidated group that includes D&B Entertainment. As of February 3, 2013, the Company owes D&B Entertainment approximately $2,892 of tax related balances. The Company expects to utilize stand-alone net operating loss carryforwards of approximately $1,957 and tax credits of approximately $8,429 to offset stand-alone taxable income for the fiscal year 2012 tax returns.

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2011 and fiscal year 2010:

	Fiscal Year Ended January 29, 2012		244 Day Period from June 1, 2010 to January 30, 2011		120 Day Period from February 1, 2010 to May 31, 2010		Fiscal Year Ended January 30, 2011		Fiscal Year Ended January 30, 2011
	(Successor)		(Successor)		(Predecessor)		(Combined) (Non-GAAP)		(Pro forma) (1)
Food and beverage revenues	$272,606	50.3%	$177,044	51.5%	$90,470	50.8%	$267,514	51.3%	$267,514	51.3%
Amusement and other revenues	268,939	49.7	166,489	48.5	87,536	49.2	254,025	48.7	254,025	48.7

Total revenues	541,545	100.0	343,533	100.0	178,006	100.0	521,539	100.0	521,539	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	65,751	24.1	41,890	23.7	21,817	24.1	63,707	23.8	63,707	23.8
Cost of amusement and other (as a percentage of amusement and other revenues)	41,417	15.4	26,832	16.1	13,442	15.4	40,274	15.9	40,274	15.9

Total cost of products	107,168	19.8	68,722	20.0	35,259	19.8	103,981	19.9	103,981	19.9
Operating payroll and benefits	130,875	24.2	85,271	24.8	43,969	24.7	129,240	24.8	129,240	24.8
Other store operating expenses	175,993	32.5	111,456	32.5	59,802	33.6	171,258	32.9	171,929	33.0
General and administrative expenses (2)	34,896	6.4	25,670	7.5	17,064	9.6	42,734	8.2	32,787	6.3
Depreciation and amortization expense	54,277	10.0	33,794	9.8	16,224	9.1	50,018	9.6	51,043	9.8
Pre-opening costs	4,186	0.8	842	0.2	1,447	0.8	2,289	0.4	2,289	0.4

Total operating costs	507,395	93.7	325,755	94.8	173,765	97.6	499,520	95.8	491,269	94.2

Operating income	34,150	6.3	17,778	5.2	4,241	2.4	22,019	4.2	30,270	5.8
Interest expense, net	32,516	6.0	25,486	7.4	6,976	3.9	32,462	6.2	33,202	6.4

Income (loss) before provision (benefit) for income taxes	1,634	0.3	(7,708)	(2.2)	(2,735)	(1.5)	(10,443)	(2.0)	(2,932)	(0.6)
Income tax provision (benefit)	679	0.1	(2,551)	(0.7)	(597)	(0.3)	(3,148)	(0.6)	(884)	(0.2)

Net income (loss)	$955	0.2%	$(5,157)	(1.5)%	$(2,138)	(1.2)%	$(7,295)	(1.4)%	$(2,048)	(0.4)%

Cash provided by (used in):
Operating activities	$73,247		$25,240		$11,295		$36,535
Investing activities	(71,502)		(103,244)		(12,975)		(116,219)
Financing activities	(2,468)		97,534		(125)		97,409
Change in comparable store sales (3)		2.2%						(1.9)%
Stores open at end of period (4)		58						57
Comparable stores open at end of period (3)		52						48

(1)	The supplemental unaudited pro forma statement of operations for the fiscal year ended January 30, 2011, gives effect to the Acquisition and related transactions as if such transactions took place on February 1, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future. Pro forma amounts reflect additional expenses incurred had the Acquisition occurred at the time as indicated above, and consist primarily of interest, depreciation and amortization, and income tax expense. Additionally, pro forma amounts exclude certain transaction related expenses and the associated income tax benefits. The unaudited pro forma statement of operations was prepared in accordance with Rule 11-02 of Regulation S-X as promulgated by the SEC.
(2)	General and administrative expenses during the fiscal year ended January 30, 2011 includes $4,638 and $4,280 of transaction costs in the Successor and Predecessor periods, respectively. The Predecessor period also includes $1,378 acceleration of stock-based compensation charges related to the Predecessor’s stock option plan.
(3)	“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.
(4)	Included in our store count as of January 30, 2011, is one store in Dallas, Texas, which was permanently closed on May 2, 2011, and one store in Nashville, Tennessee which temporarily closed from May 2, 2010 to November 28, 2011 due to flooding. Store count excludes one franchise store in Canada. Our new store openings during the fiscal years 2011 and 2010 were as follows:

Fiscal Year Ended January 29, 2012		Fiscal Year Ended January 30, 2011
Location	Opening Date	Location	Opening Date
Orlando, FL	07/18/2011	Wauwatosa, WI (Milwaukee)	03/01/2010
Braintree, MA (Boston)	12/07/2011	Roseville, CA (Sacramento)	05/03/2010

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

Sales grew in each component of our business, but the growth was led by amusements revenue. Comparable store amusements and other revenues increased by $9,664, or 4.0%, to $251,901 in fiscal 2011 from $242,237 in fiscal 2010. The growth in amusement sales was sparked primarily by local marketing efforts, improved server salesmanship, and strategic game purchases designed to increase the appeal and consumption of our amusement offerings.

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

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $1,897 to $4,186 in fiscal 2011, compared to the pro forma pre-opening costs of $2,289 for fiscal 2010 due to the timing of new store openings. During fiscal 2011, our pre-opening costs consisted primarily of expenses incurred in connection with our store in Orlando, Florida, which opened for business on July 18, 2011, and our store in Braintree (Boston), Massachusetts, which opened for business on December 7, 2011. We also incurred expenses relating to our site in Oklahoma City, Oklahoma, which subsequently opened on January 30, 2012. During fiscal 2010, our pre-opening costs were primarily attributable to two new stores in Wauwatosa (Milwaukee), Wisconsin and Roseville (Sacramento), California, which opened for business on March 1, 2010, and May 3, 2010, respectively, and costs associated with the future site in Orlando, Florida.

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

Provision for income taxes

We had income tax expense of $679 for fiscal 2011, an income tax benefit of $2,551 for the 244 day period ended January 30, 2011 (Successor), and we had an income tax benefit of $597 for the 120 day period ended May 31, 2010 (Predecessor). The following discussion of income taxes has been prepared by comparing fiscal 2011 to the fiscal 2010 unaudited pro forma results of operations.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2012 and fiscal 2011. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2012 – Period Ended				Fiscal 2011 – Period Ended
	Feb 3, 2013 (1)	Oct 28, 2012	July 29, 2012	Apr 29, 2012	Jan 29, 2012	Oct 30, 2011	July 31, 2011	May 1, 2011
Food and beverage revenues	$84,687	$63,159	$71,431	$79,144	$74,900	$59,567	$63,877	$74,262
Amusement and other revenues	80,899	67,907	76,510	84,330	69,056	60,755	64,787	74,341

Total revenues	165,586	131,066	147,941	163,474	143,956	120,322	128,664	148,603
Cost of food and beverage	20,573	15,716	17,523	19,207	17,710	14,649	15,440	17,952
Cost of amusement and other	11,981	10,505	11,865	11,747	11,333	9,432	10,305	10,347

Total costs of products	32,554	26,221	29,388	30,954	29,043	24,081	25,745	28,299
Operating payroll and benefits	39,867	33,735	35,359	36,610	35,045	30,552	31,012	34,266
Other store operating expenses	48,919	44,595	50,397	48,881	42,939	42,719	45,230	45,105
General and administrative expense	10,257	12,242	8,840	9,017	9,192	8,279	8,614	8,811
Depreciation and amortization expense	17,884	15,746	15,032	14,795	14,404	13,578	13,225	13,070
Pre-opening costs	1,262	1,089	559	150	1,428	587	1,431	740

Total operating costs	150,743	133,628	139,575	140,407	132,051	119,796	125,257	130,291

Operating income (loss)	14,843	(2,562)	8,366	23,067	11,905	526	3,407	18,312
Interest expense, net	8,703	7,979	8,051	8,342	7,963	8,097	8,213	8,243

Income (loss) before provision (benefit) for income taxes	6,140	(10,541)	315	14,725	3,942	(7,571)	(4,806)	10,069
Income tax provision (benefit)	(1,807)	(8,920)	(372)	3,741	2,140	(3,124)	(1,688)	3,351

Net income (loss)	$7,947	$(1,621)	$687	$10,984	$1,802	$(4,447)	$(3,118)	$6,718

Company owned stores open at end of period (2)	61	60	59	59	58	57	57	57
Quarterly total revenues as a percentage of annual total revenues	27.2%	21.6%	24.3%	26.9%	26.6%	22.2%	23.8%	27.4%
Change in comparable store sales	3.7%	3.9%	5.4%	(0.3)%	0.8%	(0.9)%	1.9%	6.2%

(1)	We operate on a 52 or 53 week fiscal year. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 3, 2013 consists of 53 weeks. As such, the fourth quarter of fiscal 2012 consisted of 14 weeks.
(2)	The number of stores open excludes one franchised store in Canada. Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count for all periods. Our store count has been adjusted downward for the two store closures in Dallas, Texas, one in fiscal 2011 and one in fiscal 2012.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of February 3, 2013, we had cash and cash equivalents of $36,117, net working capital deficit of $1,065 and outstanding debt obligations of $345,875 ($345,079 net of discount). We also had $45,673 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We currently have, and anticipate that in the future we will have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our senior secured credit facility and senior notes.

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

As of February 3, 2013, we expect our short-term liquidity requirements to include (a) up to $105,000 of capital expenditures (net of cash contributions from landlords), (b) $31,961 of debt service payments, including $1,500 in principal payments and $30,461 in interest and (c) lease obligation payments of $52,107.

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

Indebtedness

Senior secured credit facility. Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of February 3, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,875 ($145,079, net of discount) under the term facility and $4,327 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility was 5.9% for fiscal year 2012.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of February 3, 2013, the OHA Funds held approximately 9.43%, or $13,753, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes. Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of February 3, 2013, our $200,000 of senior notes had an approximate fair value of $226,000 based on quoted market price.

Covenants. On May 13, 2011, the Company executed the Amendment. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of February 3, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of February 3, 2013.

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

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended February 3, 2013	Fiscal Year Ended January 29, 2012	Fiscal Year Ended January 30, 2011
	(Successor)	(Successor)	(Combined) (non-GAAP)
Net cash provided by (used in):
Operating activities	$82,796	$73,247	$36,535
Investing activities	(78,488)	(71,502)	(116,219)
Financing activities	(1,875)	(2,468)	97,409

Fiscal 2012 Compared to Fiscal 2011

Net cash provided by operating activities was $82,796 for fiscal 2012 compared to cash provided by operating activities of $73,247 for fiscal 2011. Improved cash flows from operations were driven primarily by additional non-comparable store sales, growth in comparable store sales and additional sales related to the 53rd week in fiscal 2012. Also contributing to the improved operating cash flows were margin improvements over the comparable period in fiscal 2011.

Net cash used in investing activities was $78,488 for fiscal 2012 compared to $71,502 for fiscal 2011. Net cash used in investing activities increased in fiscal 2012 due to increased capital expenditures. Capital expenditures increased $5,743 to $78,689 in fiscal 2012 from $72,946 in fiscal 2011 primarily due to remodeling projects and game refresh initiatives, partially offset by decreased spending related to new store openings. During the 2012 fiscal year, the Company spent approximately $32,795 ($21,913 net of cash contributions from landlords) for new store construction, $15,962 related to the major remodel project on nine of its existing stores, $5,985 on operating improvement initiatives, $10,090 for game refreshment and $13,857 for maintenance capital. During the 2011 fiscal year, the Company spent approximately $43,951 ($37,040 net of cash contributions from landlords) for new store construction, $4,002 related to the major remodel project on one of its existing stores, $6,378 on operating improvement initiatives, $7,196 for game refreshment and $11,419 for maintenance capital. Capital expenditures related to new store openings decreased in fiscal 2012 due primarily to the timing and size of new construction. New store capital expenditures during fiscal 2012 related to construction of our Orland Park, Illinois store (small store format), which opened during the third quarter of fiscal 2012 and our Dallas, Texas and Boise, Idaho stores (one large and one small format store) which both opened in the fourth quarter of fiscal 2012. New store capital expenditures during fiscal 2011 related to construction of our Orlando, Florida store (large store format), which opened during the second quarter of fiscal 2011, our Braintree, Massachusetts and Nashville, Tennessee stores (both large format stores) which both opened in the fourth quarter of fiscal 2011 and our Oklahoma City, Oklahoma store (small format store) which opened during the first quarter of fiscal 2012. In fiscal 2011, the Company spent $1,000 to repurchase shares of D&B Entertainment owned by a former executive. The Company received insurance proceeds of $798 for reimbursement of certain leasehold improvements damaged in the flooding that occurred at our Nashville, Tennessee location which are included in investing activities for fiscal 2011.

Net cash used by financing activities was $1,875 for fiscal 2012 compared to $2,468 for fiscal 2011. The decrease in net cash used by financing activities is due to $968 of cost incurred during the second quarter of fiscal 2011 related to the Amendment executed on our senior secured credit facility. This decrease is partially offset by one additional required principal payment on our term loan facility made in fiscal 2012.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $114,000 and $124,000 ($95,000 to $105,000 net of cash contributions from landlords) in capital expenditures during fiscal 2013. The fiscal 2013 expenditures are expected to include approximately $88,000 to $98,000 ($69,000 to $79,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, including seven store remodels, $11,000 for game refreshment and $15,000 in maintenance capital. A portion of the 2013 new store expenditures is related to stores that will be under construction in 2013 but will not be open until 2014.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of February 3, 2013:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$145,875	$1,500	$3,000	$141,375	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements (2)	148,558	30,461	60,420	46,677	11,000
Operating leases (3)	460,267	52,107	101,719	95,218	211,223

Total	$954,700	$84,068	$165,139	$283,270	$422,223

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of February 3, 2013, we had no borrowing under the revolving credit facility, borrowings of $145,875 ($145,079 net of discount) under the term facility and $4,327 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates and (2) interest requirements on variable rate debt obligations at rates in effect at February 3, 2013.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have not been exercised and payments based upon percent of sales are excluded from the table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenue and expenses. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended February 3, 2013. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Deferred tax assets . A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of February 3, 2013, we have recorded a valuation allowance against a portion of our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If our taxable income decreases in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining if an addition to the allowance would be required or the amount of valuation allowance no longer required.

Property and equipment . Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated using the straight-line method over the estimate of the depreciable life, resulting in a charge to the operating results. Our actual results may differ from these estimates under different assumptions or conditions.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 on our store located in Dallas, Texas, which permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2012 or 2010.

Goodwill and intangible assets . In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, internal transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The internal transaction method uses valuation information derived from the Acquisition described in Note 2 as it represents an arm’s length transaction involving the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We do evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

Insurance reserves . We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability insurance and vehicle liability. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities, portions of which are calculated by third-party actuarial firms, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Accounting for amusement operations . The majority of our amusement revenue is derived from customer purchases of game play credits which allow our guests to play the video and redemption games in our midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our guests will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game credit sold. Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our Winner’s Circle or storing the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Income taxes . The Company is a member of a consolidated group that includes D&B Entertainment and we file consolidated returns with all our domestic subsidiaries. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold.

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

Recent Accounting Pronouncements

See Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial markets.

We are exposed to market risk from interest rate changes on our senior secured credit facility. This exposure relates to the variable component of the interest rate on our $200,000 senior secured credit facility. As of February 3, 2013, we had borrowings of $145,875 ($145,079, net of discount) under the term facility, which was indexed to three-month LIBOR. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $220. As of February 3, 2013 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility at year end fiscal 2012.

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

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 3, 2013.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors and officers holds office until a successor is elected or until his earlier death, resignation, or removal. Pursuant to a stockholders’ agreement, the Oak Hill Funds have the right to designate all of the directors. In addition, the Oak Hill Funds have the right to remove any or all of the directors that they appoint.

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

The following table sets forth information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Stephen M. King	55	Chief Executive Officer and Director
Kevin Bachus	44	Senior Vice President of Entertainment and Game Strategy
Dolf Berle	50	President and Chief Operating Officer
Joe DeProspero	38	Vice President Finance
Sean Gleason	48	Senior Vice President and Chief Marketing Officer
Brian A. Jenkins	51	Senior Vice President and Chief Financial Officer
Margo L. Manning	48	Senior Vice President of Human Resources
Michael J. Metzinger	56	Vice President—Accounting and Controller
John B. Mulleady	52	Senior Vice President of Real Estate and Development
J. Michael Plunkett	62	Senior Vice President of Purchasing and International Operations
Jay L. Tobin	55	Senior Vice President, General Counsel and Secretary
Michael J. Griffith (1) (2)	56	Director
Jonathan S. Halkyard (1) (2)	48	Director
David A. Jones (3)	63	Director
Alan J. Lacy (1)(2)(5)	59	Director
Kevin M. Mailender (2)	35	Director
Kevin M. Sheehan (4)	59	Director
Tyler J. Wolfram (1)	46	Chairman of Board of Directors

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Chair of the Compensation Committee
(4)	Chair of the Audit Committee
(5)	Lead Independent Director

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

Kevin Bachus has served as our Senior Vice President of Entertainment and Games Strategy since November 2012. Previously, he served as Chief Product Officer of Bebo, Inc., an international social networking site, from September 2010 to November 2012, Executive Vice President and Chief Product Officer of IMO Entertainment LLC, from May 2009 to August 2010, and Senior Vice President and Chief Architect of Virrata Games, Inc./PlayDay TV, from March 2008 to April 2009.

Dolf Berle has served as our President and Chief Operating Officer since February 2011. From August 2009 until January 2011, Mr. Berle served as Executive Vice President of Hospitality and Business and Sports Club Division Head for ClubCorp USA, Inc., the largest owner and operator of golf, country club and business clubs. Previously, Mr. Berle served as President of Lucky Strike Entertainment, an upscale chain of bowling alleys, from December 2006 to July 2009 and Chief Operating Officer of House of Blues Entertainment, Inc., a chain of live music venues, from April 2004 to December 2006.

Joe DeProspero has served as our Vice President of Finance since May 2010. Previously, he served as our Assistant Vice President of Finance from August 2006 to May 2010. Mr. DeProspero served as Director of Financial Analysis for Arby’s Restaurant Group, a company that owns and operates quick-serve sandwich restaurants, from 2005 to 2006 and for Carlson Restaurants Worldwide, Inc., a company that owns and operates casual dining restaurants worldwide, from 2001 to 2005.

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

John B. Mulleady has served as our Senior Vice President of Development since April 2012. Mr. Mulleady had been Senior Vice President, Director of Real Estate of BJ’s Wholesale Club, Inc. a leading operator of warehouse clubs in the eastern United States, since June 2008. Previously, Mr. Mulleady served as Vice President of Real Estate at Circuit City Stores, Inc., a consumer electronics retailer, from February 2006 to June 2008.

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

Michael J. Griffith serves as Vice Chairman of Activision Blizzard, Inc., a worldwide online, personal computer, console, handheld, and mobile game publisher (“Activision Blizzard”). Mr. Griffith has served as Vice Chairman of Activision Blizzard since March 2010 and was President and Chief Executive Officer of Activision Publishing, Inc., prior to its merging with Blizzard Entertainment, Inc., from June 2005 to March 2010. Prior to joining Activision, Mr. Griffith served in a number of executive level positions at The Procter & Gamble Company from 1981 to 2005, including President of the Global Beverage Division from 2002 to 2005, Vice President and General Manager of Coffee Products from 1999 to 2002, and Vice President and General Manager of Fabric & Home Care—Japan and Korea and Fabric & Home Care Strategic Planning—Asia from 1997 to 1999. Mr. Griffith has served on our Board of Directors since October 2011.

Jonathan S. Halkyard has served as Executive Vice President and Chief Financial Officer of NV Energy, Inc., a holding company providing energy services and products in Nevada, and its wholly-owned utility subsidiaries, Nevada Power Company and Sierra Pacific Power Company, since July 2012. Mr. Halkyard served as Executive Vice President of Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.), one of the largest casino entertainment providers in the world (“Caesars”), from July 2005 until May 2012, and Chief Financial Officer from August 2006 until May 2012. Previously, Mr. Halkyard served Caesars as Treasurer from November 2003 through July 2010, Vice President from November 2002 to July 2005, Assistant General Manager-Harrah’s Las Vegas from May 2002 until November 2002 and Vice President and Assistant General Manager-Harrah’s Lake Tahoe from September 2001 to May 2002. Mr. Halkyard has served on our Board of Directors since October 2011.

David A. Jones has served as an operating consultant (with the title of Senior Advisor) to the Oak Hill Funds, providing consulting services to various portfolio companies, since 2008. Prior to advising the Oak Hill Funds, he served from 2005 until 2007 as the Chairman and Global Chief Executive Officer of Spectrum Brands, Inc., a $2.7 billion publicly traded consumer products company with operations in 120 countries worldwide and whose brand names include Rayovac, Varta, Remington, Cutter and Tetra. From 1996 to 2005, Mr. Jones was the Chairman and Chief Executive Officer of Rayovac Corporation (the predecessor to Spectrum Brands), a $1.4 billion publicly traded global consumer products company with major product offerings in batteries, portable lighting and shaving and grooming categories. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. In aggregate, Mr. Jones has over 35 years of experience in senior leadership roles at several leading public and private global consumer products companies, including Spectrum Brands, Rayovac, Thermoscan, Regina, Electrolux, Sara Lee, and General Electric. He currently serves as a director of Pentair, Ltd., The Hillman Companies, Inc. and Earth Fare, Inc. Mr. Jones has served on our Board of Directors since June 2010 and serves as Chair of our Compensation Committee. He brings substantial management experience to our Board of Directors.

Alan J. Lacy has served as an operating consultant (with the title of Senior Advisor) to the Oak Hill Funds, providing consulting services to various portfolio companies, since 2007. Prior to advising the Oak Hill Funds, he was Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, a large broad line retailer, and Chairman and Chief Executive Officer of Sears Roebuck and Co. (“Sears”), a large retail company. During Mr. Lacy’s tenure as CEO of Sears, the company created significant value for shareholders by executing major restructuring and growth initiatives, including the merger of Sears and Kmart, the acquisition of Lands’ End and the sale of Sears’ credit business. Prior to that, Mr. Lacy was employed in a number of executive level positions at major retail and consumer products companies, including Sears, Kraft, Philip Morris and Minnetonka Corporation. Mr. Lacy currently serves as a director of Bristol-Myers Squibb Company, The Hillman Companies, Inc. and Earth Fare, Inc., Mr. Lacy is a Trustee of Fidelity Funds and a Trustee and former Chairman of the Board of the National Parks Conservation Association. Mr. Lacy has served on our Board of Directors since June 2010 and serves as Lead Independent Director. He brings substantial management experience to our Board of Directors.

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

Kevin M. Sheehan serves as President and Chief Executive Officer of NCL Corporation Ltd., a leading global cruise line operator (“Norwegian”). Mr. Sheehan has served as President of Norwegian since August 2010 (and previously from August 2008 through March 2009) and Chief Executive Officer of Norwegian since November 2008. Mr. Sheehan also served as Executive Vice President and Chief Financial Officer of Norwegian from November 2007 until September 2010. Before joining Norwegian, Mr. Sheehan spent two and one-half years consulting to private equity firms including Cerberus Capital Management LP (2006-2007) and Clayton Dubilier & Rice (2005-2006). From August 2005 to January 2008, Mr. Sheehan served on the faculty of Adelphi University as Distinguished Visiting Professor—Accounting, Finance and Economics. Prior to that, Mr. Sheehan served a nine-year career with Cendant Corporation, most recently serving as Chairman and Chief Executive Officer of its Vehicle Services Division (including responsibility for Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Fleet Management and Wright Express). Mr. Sheehan serves on the Board of Directors, as Chairman of the Audit Committee, and as a member of the Compensation Committee of GateHouse Media, Inc. (one of the largest publishers of locally based print and online media in the United States) and serves on the Board of Directors of XOJET, Inc. (a private aviation company). Mr. Sheehan has served on our Board of Directors since October 2011 and is the Chair of our Audit Committee.

Tyler J. Wolfram is a Partner of Oak Hill Capital Management, LLC and has been with the firm since 2001. He is responsible for originating, structuring, and managing investments in the Consumer, Retail & Distribution industry group and is a member of the firm’s Investment and Executive Committees. He currently serves as a director of NSA International, LLC, The Hillman Companies, Inc., and Earth Fare, Inc. Mr. Wolfram has served as Chairman of our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

2012 Director Compensation Table

The following table sets forth the information concerning all compensation paid by the Company during fiscal 2012 to our directors.

Name (1)	Fees Earned ($) (2) (3)	Option Awards ($) (4) (5)	Total ($) (3)
Michael J. Griffith	100,000	57,452	157,452
Jonathan S. Halkyard	100,000	57,452	157,452
David A. Jones	110,000	—	110,000
Alan J. Lacy	125,000	—	125,000
Kevin M. Sheehan	115,000	57,452	172,452

(1)	Messrs. King, Mailender and Wolfram were omitted from the Director Compensation Table as they do not receive compensation for service on our Board of Directors. Mr. King’s compensation is reflected in the Summary Compensation Table.
(2)	Reflects the annual stipend received for service on the Board of Directors during 2012. Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service. Such reimbursements are not included in this Table. There are no other fees earned for service on the Board of Directors.
(3)	Amounts earned by each of the directors in fiscal 2012 include fees earned for the first quarter of fiscal 2012, which were paid in fiscal 2011. For Messrs. Griffith and Halkyard, the first quarter fees paid in fiscal 2011 were $25,000. For Messrs. Jones, Lacy and Sheehan, the first quarter fees paid in fiscal 2011 were $27,500, $31,250 and $28,750 respectively.
(4)	As of the end of our 2012 fiscal year, Mr. Jones held zero vested and 822 unvested stock options, and Mr. Lacy held zero vested and 1,644 unvested stock options. All of such stock options are exercisable at a price of $1,000 per share and expire on June 1, 2020.
(5)	In December 2012, Messrs. Griffith, Halkyard and Sheehan were each granted options to purchase 106.38 shares of D&B Entertainment stock. All such stock options are exercisable at a price of $1,410.09 per share. The options will vest one year from date of grant and expire on December 5, 2022.

The members of our Board of Directors, other than Messrs. Griffith, Halkyard, Jones, Lacy and Sheehan, are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. In addition to reimbursement for out-of-pocket expenses incurred in connection with their board service, Messrs. Griffith, Halkyard, Jones, Lacy and Sheehan receive an annual stipend of $100,000 per year for serving as members of our Board of Directors. Mr. Jones receives an additional annual stipend of $10,000 for serving as Chair of our Compensation Committee. Mr. Lacy receives an additional annual stipend of $25,000 for serving as our Lead Independent Director. Mr. Sheehan receives an additional annual stipend of $15,000 for serving as Chair of our Audit Committee. Each of Messrs. Griffith, Halkyard, Jones, Lacy and Sheehan participate in D&B Entertainment’s 2010 Management Incentive Plan and has received an option grant in consideration of his service on our Board of Directors.

Corporate Governance

The Board of Directors met four times in fiscal 2012, including regular and special meetings. During this period, no individual director, from the date they became a board member, attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

The Board of Directors has an Audit Committee and Compensation Committee. The charters for each of these committees are posted on our website at www.daveandbusters.com/about-us/corporate-governance. As all of our common stock is owned by D&B Holdings, the Board of Directors has determined that it is not necessary for us to have a Nominating Committee or committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

The Audit Committee, comprised of Messrs. Griffith, Halkyard, Lacy, Mailender and Sheehan, and chaired by Mr. Sheehan, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee held four meetings during fiscal 2012. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Griffith, Halkyard, Jones, Lacy and Wolfram, and chaired by Mr. Jones, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee held five meetings during fiscal 2012.

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

Code of Business Ethics and Whistle Blower Policy

In April 2006, the Board of Directors adopted a Code of Business Ethics that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees. The Code of Business Ethics is available on our website at www.daveandbusters.com/about-us/corporate-governance/#codeofbusiness. We intend to post any material amendments or waivers of, our Code of Business Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at www.daveandbusters.com/about-us/corporate-governance/#whistleblower.

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

Under the leadership of the executive officers, the Company had a great deal of success in 2012, delivering strong EBITDA results, launching four new locations, including our new flagship location in Dallas, TX, and continuing to strengthen the foundation required to position the Company for long-term growth. The Compensation Committee believes each component of the compensation program was effective at aligning the executive officers with the Company’s objectives and at recognizing the success the Company achieved as a result of their leadership.

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2012 and also addresses why we believe our compensation program supports our business strategy and operational plans.

Compensation philosophy and overall objectives of executive compensation programs

It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance our value both in the short and long-term. The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

•	provide a competitive total executive compensation package that enables us to attract, motivate and retain key executives;

•	integrate the compensation arrangements with our annual and long-term business objectives and strategy, and focus executives on the fulfillment of these objectives;

•	provide variable compensation opportunities that are directly linked with our financial and strategic performance; and

•	ensure appropriate governance of our plans to ensure they are managed appropriately and truly adding value.

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

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs. Mr. King evaluates the performance of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee annually discusses the recommendations with the Chief Executive Officer. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. By a delegation of authority from the Board of Directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In fiscal 2012, the Compensation Committee approved Mr. King’s recommendations for salary and bonus with respect to each of the other NEOs.

In 2012, the Compensation Committee engaged the compensation consulting firm Aon Hewitt to conduct a benchmarking study of executive compensation programs. The results of this study, together with the experience of Oak Hill Capital Partners in managing other portfolio companies, guided our compensation decisions, including compensation of our NEOs. Aon Hewitt evaluated our market competitiveness against (a) a custom peer group and (b) Aon Hewitt’s Total Compensation Measurement survey of retail companies. The peer group against which we compared ourselves in fiscal 2012 includes casual dining restaurants that offer an “experience” and companies that focus on entertainment, including casino & gaming companies; hotels, resorts & cruise lines; and leisure facilities. All are publicly-traded companies that (a) have revenues between $225 million and $1.65 billion (approximately 0.5 times to 3.0 times our revenue), (b) have a median revenue of $817.2 million, which is above our 2012 revenue of $608.1 million, and (c) in aggregate, have a restaurant/entertainment mix similar to the income mix at Dave & Buster’s:

Benihana	Ruby Tuesday	Great Wolf Resorts
BJ’s Restaurants	Texas Roadhouse	Marcus Corp
Bravo Brio Restaurant Group	Ameristar Casinos	Cedar Fair
Buffalo Wild Wings	Churchill Downs	International Speedway Corp
CEC Entertainment	Isle of Capri Casinos	Six Flags Entertainment Corp
O’Charley’s	MTR Gaming Group	Speedway Motorsports
P.F. Chang’s China Bistro	Pinnacle Entertainment	Vail Resorts
Red Robin Gourmet Burgers	Gaylord Entertainment

Due to the size differences among the peer group and us, Aon Hewitt used regression analysis to size-adjust the results.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and Oak Hill Capital Partners’ experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer, taking into account our operating and financial results for the year, an assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2012, Mr. King, Mr. Berle, Mr. Jenkins, and Ms. Manning received merit- and market-based increases in base salary of 6.7%, 10.7%, 5.9%, and 5.1%, respectively. Mr. Mulleady received a merit-based increase of 2.9%.

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

The fiscal 2012 Incentive Plan for most employees was based on our targeted Adjusted EBITDA for fiscal 2012. “Adjusted EBITDA” is calculated as net income (loss), plus interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense, loss (gain) on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate expenses, severance, change in deferred amusement revenue and ticket liability estimations, transaction costs and other non-cash or non-recurring charges. Substantially all of the NEOs received a bonus based on achievement of various corporate objectives (including items such as Adjusted EBITDA, revenues, and similar measures) as determined by the Compensation Committee. With the exception of Mr. Mulleady, bonus payouts for our NEOs are based 75% on the achievement of a target based on Adjusted EBITDA, 12.5% on the achievement of revenue targets, and 12.5% on the achievement of targeted comparable store revenue growth. Mr. Mulleady’s bonus was based on Adjusted EBITDA and the achievement of targets related to signed leases. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, support of our strategy and consistency with our overall objectives. The Adjusted EBITDA target was 10.8% higher than 2011 Adjusted EBITDA, and the revenue target was 9.7% higher than 2011 revenues. With respect to Mr. Mulleady’s objectives, the target for signed leases was aligned with our development strategy and intended to build the pipeline for future growth.

	Target	Actual	% of Target	Payout %
Adjusted EBITDA	$109,006	$120,478	110.5%	200.0%
Revenue	$594,620	$608,067	102.3%	122.6%
Comparable Store Revenue Growth	2.0%	3.0%	150.0%	145.0%

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as a percentage of an NEO’s annualized base salary as of the end of the fiscal year, prorated according to the percentage of the fiscal year the NEO is employed by the Company. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

	% of Salary at Threshold	% of Salary at Target	% of Salary at Maximum
Stephen M. King	20.4%	80.0%	160.0%
John B. Mulleady	12.7%	50.0%	100.0%
Dolf Berle	17.9%	70.0%	140.0%
Brian A. Jenkins	15.3%	60.0%	120.0%
Margo L. Manning	15.3%	60.0%	120.0%

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2012 and reported the awards to the Board of Directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved during fiscal 2012. In reviewing fiscal 2012 Incentive Plan results, the Compensation Committee recognized that we exceeded the target Adjusted EBITDA, Total Revenues, and Comparable Store Revenue Growth, which resulted in an award above target level performance for substantially all employees, including the NEOs. With the exception of Mr. Mulleady, our NEOs were paid 183.5% of their target bonus opportunity for fiscal 2012 based on the achievement of performance in excess of target on Adjusted EBITDA, Total Revenues, and Comparable Store Revenue Growth. Mr. Mulleady achieved above target performance on the portion of his bonus linked to the attainment of restaurant development objectives; therefore, he was paid 175.0% of his target bonus opportunity for fiscal 2012.

	Target Bonus	Bonus Paid	% of Target
Stephen M. King	$512,000	$939,283	183.5%
John B. Mulleady	$142,642	$249,623	175.0%
Dolf Berle	$271,250	$497,618	183.5%
Brian A. Jenkins	$216,000	$396,260	183.5%
Margo L. Manning	$148,200	$271,878	183.5%

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2012 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2012 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

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

During fiscal 2012, the Board of Directors of D&B Entertainment awarded stock options to Mr. Mulleady in connection with his hire. In addition, the Board of Directors awarded stock options to Ms. Manning to more appropriately align her equity compensation with her level of responsibility. The exercise prices of the stock option awards were established on the date that the Board of Directors of D&B Entertainment approved the awards and were supported by an independent valuation assessment.

In general, we have provided our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. With respect to service-based options, the options vest ratably (20% per year) over a five-year period commencing one year following the grant date. With respect to performance-based options, there are various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a three-year, four-year or five-year period based on D&B Entertainment meeting certain profitability targets for each fiscal year, as determined by the Compensation Committee (the profitability target for fiscal 2012 was Adjusted EBITDA of $107,573 and for fiscal 2013 is Adjusted EBITDA of $126,201); provided, that if, in any fiscal year such Adjusted EBITDA target is not achieved, the options that would vest in such fiscal year will vest if the Adjusted EBITDA in the succeeding year aggregated with the Adjusted EBITDA in such fiscal year exceeds the sum of the Adjusted EBITDA target for both fiscal years.

For performance-based stock options that vest upon the attainment of a pre-established performance target based on the Oak Hill Funds’ internal rate of return (the interest rate, compounded annually, calculated at the times and in the manner set forth in the stock option agreement), in each case described below, there are two tranches of options. One tranche of options vest and become exercisable if and only if a change of control (where prior to an initial public offering any person owns a greater percentage of common stock than the Oak Hill Funds, or following an initial public offering, a sale of the Company’s stock to the public that when aggregated with other public sales by the Oak Hill Funds, results in the sale of at least 75% of the stock held by the Oak Hill Funds prior to the initial public offering) occurs in which the internal rate of return with respect to the Oak Hill Funds’ investment in the common stock of the Company made on June 1, 2010 is greater than or equal to 20% as determined by the Compensation Committee. The other tranche of options vest and become exercisable if and only if a change of control occurs in which the internal rate of return with respect to the Oak Hill Funds’ investment in the common stock of the Company made on June 1, 2010 is greater than or equal to 25% as determined by the Compensation Committee. Vesting of options in each case is subject to the grantee’s continued employment with or service to the Company or its subsidiaries (subject to certain conditions in the event of grantee termination) as of the vesting date. Any options that have not vested prior to a change in control or do not vest in connection with the change in control will be forfeited by the grantee upon a change in control for no consideration.

There are 19,047 shares available for issuance under the Stock Incentive Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

The Compensation Committee annually reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Other benefits

Retirement Benefits. Our NEOs are eligible to participate in the 401(k) retirement plan on the same basis as other employees. However, tax regulations impose a limit on the amount of compensation that may be deferred for purposes of retirement savings. As a result, we established the Select Executive Retirement Plan (the “SERP”). See “—2012 Nonqualified deferred compensation” for a discussion of the SERP.

Perquisites and Other Benefits. We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest, including car allowances, country club memberships, and Company-paid financial counseling and tax preparation services. See “—2012 Summary compensation table.”

Severance Benefits. We have entered into employment agreements with each of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination or adverse job changes. See “ —Employment agreements.”

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

David A. Jones, Chair	Michael J. Griffith	Jonathan S. Halkyard	Alan J. Lacy	Tyler J. Wolfram

2012 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2012 to or for each person serving as a NEO at the end of 2012.

Name and Principal Position	Year	Salary (4) ($)	Bonus ($)	Option Awards (5) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (6) ($)	Total ($)
Stephen M. King	2012	622,308	—	—	939,283	45,822	1,607,413
(CEO)	2011	600,000	—	—	416,664	35,094	1,051,758
	2010	600,000	—	895,188	258,450	29,697	1,783,335
John B. Mulleady (1)	2012	285,385	75,000	228,032	249,623	77,441	915,481
(SVP, Real Estate and Development)
Dolf Berle (2)	2012	378,135	—	—	497,618	15,279	891,032
(President and COO)	2011	336,539	69,304	235,290	233,706	13,207	888,046
Brian A. Jenkins (3)	2012	351,115	13,596	—	396,260	30,738	791,709
(SVP and CFO)	2011	328,750	—	—	236,110	26,656	591,516
	2010	316,731	—	466,868	139,994	33,731	957,324
Margo L. Manning (3)	2012	242,750	13,596	216,375	271,878	27,867	772,466
(SVP, Human Resources)	2011	213,250	—	32,916	163,193	25,232	434,591
	2010	204,500	—	78,525	84,666	30,889	398,580

(1)	Mr. Mulleady joined the Company on April 16, 2012, and received a sign-on bonus in the amount of $75,000.
(2)	Mr. Berle joined the Company in February 2011 and received a sign-on bonus in the amount of $69,304 to defray certain costs and expenses incurred by him.
(3)	In fiscal 2012, Mr. Jenkins and Ms. Manning received project bonuses outside of the Incentive Plan. These bonus amounts were recommended by Mr. King and approved by the Compensation Committee prior to payment.
(4)	The following salary deferrals were made under the SERP in 2012: Mr. King, $37,339; Mr. Jenkins, $35,112; and Ms. Manning, $60,688.
(5)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of the assumptions used for purposes of valuation of options granted in 2012, 2011, and 2010 appear in the Financial Statements contained in Item 15(a)(i), Note 1, Pages F-8 to F-9.
(6)	The following table sets forth the components of “All Other Compensation:”

Name	Year	Car Allowance($)	Financial Planning/ Legal Fees($)	Club Dues($)	Supplemental Medical($)	Company Contributions to Retirement & 401(k) Plans($) (b)	Relocation Expenses($)	Total ($)(a)
Stephen M.	2012	10,192	5,000	3,180	—	27,450	—	45,822
King (a)	2011	10,000	—	3,120	—	21,974	—	35,094
	2010	10,000	—	3,120	6,192	10,385	—	29,697
John B. Mulleady	2012	8,077	—	2,520	—	2,381	64,463	77,441
Dolf Berle	2012	10,192	—	3,180	—	1,907	—	15,279
	2011	9,616	—	3,000	—	591	—	13,207
Brian A.	2012	10,192	—	3,180	—	17,366	—	30,738
Jenkins (a)	2011	10,000	—	3,120	—	13,536	—	26,656
	2010	10,000	—	3,120	15,234	5,377	—	33,731
Margo L. Manning (a)	2012	10,192	2,000	3,180	—	12,495	—	27,867
	2011	10,000	3,000	3,120	—	9,112	—	25,232
	2010	10,000	2,000	3,120	12,307	3,462	—	30,889

(a)	Does not include the “Net Proceeds” received by the NEOs upon or subsequent to the closing of the Acquisition on June 1, 2010.
(b)	Amounts include Company contributions to SERP and 401(k) plans that were based on the Company’s performance during the 2012 fiscal year and accrued as of February 3, 2013, although such contributions were not made until the 2013 fiscal year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012

The following table shows the grants of plan-based awards to the NEOs in fiscal 2012.

					Exercise or	Grant Date
	Estimated Future Payouts Under			All other options awards:	Base Price	Fair Value of
	Non-Equity Incentive Plan Awards (1)			number of securities	of Option	Option
Name	Threshold ($)	Target ($)	Maximum($)	underlying options (2)	Awards ($/Sh)	Awards ($)
Stephen M. King	130,688	512,000	1,024,000	—	—	—
John B. Mulleady	36,174	142,642	285,283	450.00	1,140	228,032
Dolf Berle	69,246	271,250	542,500	—	—	—
Brian A. Jenkins	55,152	216,000	432,000	—	—	—
Margo L. Manning	37,840	148,200	296,400	427.00	1,140	216,375

(1)	All such payouts are pursuant to the Incentive Plan, as more particularly described under “—Annual Incentive Plan” above and actual payouts are recorded under “Non-Equity Incentive Plan Compensation” in the “—Summary Compensation Table.”
(2)	These options represent unvested service-based options and performance-based options granted under the Stock Incentive Plan and shall vest as more particularly described under “—Outstanding Equity Awards at Fiscal Year-End 2012” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

			Number of Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised Options (#)		Unexercised Unearned	Exercise Price	Option Expiration
Name	Exercisable (1)	Unexercisable (2)	Options (#) (3)	($)	Date
Stephen M. King	1,008.00	756.00	2,520.00	1,000	06/1/2020
John B. Mulleady	—	150.00	300.00	1,140	04/16/2022
Dolf Berle	365.85	650.40	1,422.75	1,000	03/23/2021
Brian A. Jenkins	526.00	394.80	1,051.20	1,000	06/1/2020
Margo L. Manning	88.80	66.60	176.60	1,000	06/1/2020
	34.40	61.60	134.00	1,048	07/13/2021
	—	142.00	285.00	1,140	03/8/2022

(1)	These options represent (a) vested service-based options and (b) the vested portion of performance-based options granted under the Stock Incentive Plan. With the exception of options granted to Mr. Berle and Mr. Mulleady and some of the options granted to Ms. Manning, service-based options vest ratably over a five-year period, commencing on June 1, 2011, the first anniversary of the date of grant. Service-based options granted to Mr. Berle vest ratably over a five-year period commencing on March 23, 2012, the first anniversary of the date of grant. Service-based options granted to Mr. Mulleady vest ratably over a five-year period commencing on April 16, 2013, the first anniversary of the date of grant. Ms. Manning’s service-based options were granted on three different grant dates and vest ratably over five-year periods commencing June 1, 2011, July 13, 2012, and March 9, 2013, the first anniversary of the date of each grant.
(2)	These options represent the unvested service-based options granted under the Stock Incentive Plan. These options will vest as described in (1) above.
(3)	These options are unvested performance-based options granted under the Stock Incentive Plan and shall vest (a) in the event the Company achieves certain annual earnings targets and (b) upon a change in control of the Company in which the Oak Hill Funds achieve a designated internal rate of return on its initial investment.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the Stock Incentive Plan as of February 3, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	17,128	$1,026.67	19,047

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	17,128	$1,026.67	19,047

2012 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise (1) ($)
Stephen M. King	—	18,067
John B. Mulleady	—	—
Dolf Berle	—	—
Brian A. Jenkins	—	7,325
Margo L. Manning	—	2,372

(1)	On June 1, 2010, upon the closing of the Acquisition, each option to acquire D&B Holdings’ common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest (the “Net Proceeds”). Amounts in this column reflect the aggregate Net Proceeds received by the NEOs in 2012 related to the Acquisition. This delayed payment of Net Proceeds relates to the post-Acquisition calculation of certain tax and other allocations between the buyer and seller which occurred in 2011. Combined with the Net Proceeds received in 2011 and 2010, the NEOs have received the following amounts related to the Acquisition: Mr. King $8,187,205; Mr. Jenkins $3,292,150; and Ms. Manning $1,074,782. Mr. Berle and Mr. Mulleady were not employed by the Company at the time of the Acquisition and did not receive any portion of the Net Proceeds.

2012 NONQUALIFIED DEFERRED COMPENSATION

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

The following table shows contributions to each NEO’s deferred compensation account in 2012 and the aggregate amount of such officer’s deferred compensation as of February 3, 2013.

Name	Executive Contributions In Last Fiscal Year (1) ($)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	37,339	27,450	15,288	172,374
John B. Mulleady	—	—	—	—
Dolf Berle	—	—	—	—
Brian A. Jenkins	35,112	15,491	8	113,103
Margo L. Manning	60,688	10,710	18,395	182,030

(1)	Amounts are included in the “Salary” column of the “—2012 Summary Compensation Table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—2012 Summary Compensation Table.”

Employment Agreements

As of the closing of the Acquisition, we have entered into new amended and restated employment agreements with our NEOs to reflect the then current compensation arrangements of each of the NEOs and to include additional restrictive covenants, including a one-year non-compete provision and a two-year non-solicitation and non-hire provision. The employment agreement for each NEO provides for an initial term of two years, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO will be entitled to a minimum base salary and may receive an annual salary increase commensurate with such officer’s performance during the year, as determined by the Board of Directors of the Company. Our NEOs are also entitled to participate in the Stock Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. NEOs will be entitled to receive an annual automobile allowance, an allowance for club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a confidentiality covenant.

Potential Payments Upon Termination Or Change In Control

The following is a discussion of the rights of the NEOs under the Stock Incentive Plan and the employment agreements with the NEOs following a termination of employment or change in control.

Stock Incentive Plan

Pursuant to the Stock Incentive Plan, certain vested stock options shall terminate on the earliest of (a) the day on which the executive officer is no longer employed by us due to the termination of such employment for cause, (b) the thirty-first day following the date the executive officer is no longer employed by us due to the termination of such employment upon notice to us by the executive officer without good reason having been shown, (c) the 366 th day following the date the executive officer is no longer employed by us by reason of death, disability, or due to the termination of such employment (i) by the executive officer for good reason having been shown or (ii) by us for reason other than for cause, or (d) the tenth anniversary of the date of grant. Subject to the provisions of the immediately following sentence, all options that are not vested and exercisable on the date of termination of employment shall immediately terminate and expire on such termination date. A portion of the performance-based stock options shall become vested and exercisable subject to the satisfaction of certain performance requirements set forth in the Stock Incentive Plan. Upon a sale or change in control as more particularly described in the Stock Incentive Plan, certain performance-based stock options shall become vested and exercisable, subject to certain performance requirements set forth in the Stock Incentive Plan.

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2012 Nonqualified deferred compensation.”

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

Termination for good reason. In the event the employee chooses to terminate his or her employment for reasons such as material breach of the employment agreement by us, relocation of the office where the officer performs his or her duties, assignment to the officer of any duties, authority, or responsibilities that are materially inconsistent with such officer’s position, authority, duties or responsibilities or other similar actions, such officer shall be entitled to the same benefits described above under “ —Involuntary Termination Not for Cause .”

Death or disability. The benefits to which an officer (or such officer’s estate or representative) would be entitled in the event of death or disability are as described above under “—Involuntary Termination Not for Cause.” However, the amount of salary paid to any such disabled officer shall be reduced by any income replacement benefits received from the disability insurance we provide.

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (as defined in the Stock Incentive Plan) and certain other liquidity events had occurred as of February 3, 2013 (the last day of fiscal 2012).

Name	Benefit	Resignation ($)	Termination W/Out Cause($)	Termination With Cause($)	Termination for Good Reason($)	Death/ Disability ($)	Change in Control ($)
Stephen M. King	Salary	—	640,000	—	640,000	640,000	—
	Bonus (1)	—	512,000	—	512,000	512,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,972	—	9,972	9,972	—
	Deferred Compensation	172,374	172,374	172,374	172,374	172,374	172,374
John B. Mulleady	Salary	—	360,000	—	360,000	360,000	—
	Bonus (1)	—	180,000	—	180,000	180,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	8,238	—	8,238	8,238	—
	Deferred Compensation	—	—	—	—	—	—
Dolf Berle	Salary	—	387,500	—	387,500	387,500	—
	Bonus (1)	—	271,250	—	271,250	271,250	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,327	—	10,327	10,327	—
	Deferred Compensation	—	—	—	—	—	—
Brian A. Jenkins	Salary	—	360,000	—	360,000	360,000	—
	Bonus (1)	—	216,000	—	216,000	216,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,327	—	10,327	10,327	—
	Deferred Compensation	113,103	113,103	113,103	113,103	113,103	113,103
Margo L. Manning	Salary	—	247,000	—	247,000	247,000	—
	Bonus (1)	—	148,200	—	148,200	148,200	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	10,262	—	10,262	10,262	—
	Deferred Compensation	182,030	182,030	182,030	182,030	182,030	182,030

(1)	Accrued and unpaid non-equity incentive compensation payable assuming target performance pursuant to our 2012 Incentive Plan.

The Director Compensation Table and related narrative in Item 10 above is incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2013, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. All of the common stock of D&B Holdings is owned by D&B Entertainment. The following table shows the ownership of D&B Entertainment’s common stock by (a) all persons known by us to beneficially own more than 5% of D&B Entertainment common stock, (b) each present director, (c) the named executive officers, and (d) all executive officers and directors as a group as of March 31, 2013.

	Number of Shares of Common Stock Beneficially Owned as of March 31, 2013	Number of Shares Attributable to Options Exercisable Within 60 Days of March 31, 2013	Percent (9)
Oak Hill Capital Partners III, L.P. (1)	136,262.745	(2)	92.38%
Oak Hill Capital Management Partners III, L.P. (1)	4,475.184	(2)	3.03%
Directors (3)
Stephen M. King (5)	2,833.679	1,008.00 (4)	1.91%
Michael J. Griffith	166.670	(4)	*
Jonathan S. Halkyard	166.670	(4)	*
David A. Jones (6)	1,000.000	(4)	*
Alan J. Lacy	750.000	(4)	*
Kevin M. Mailender	—	—	*
Kevin M. Sheehan	500.000	(4)	*
Tyler J. Wolfram	—	—	*
Named Executive Officers (3)(7)
Dolf Berle	603.450	528.45 (8)	*
John B. Mulleady	30.000	30.00 (8)	*
Brian A. Jenkins	1,193.075	526.00 (8)	*
Margo L. Manning	367.775	151.60 (8)	*
All Executive Officers and Directors as a Group (18 Persons)	9,214.812	2,905.65	6.13%

*	Less than 1%
(1)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) is 201 Main Street, Suite 1018, Fort Worth, Texas 76102. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board of directors are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.
(2)	Not applicable.
(3)	We determined beneficial ownership in accordance with the rules of the SEC. Except as noted, and except for any community property interests owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares of stock of which they are identified as being the beneficial owners.
(4)	Mr. King owns 3,780 stock options under the Stock Incentive Plan, 1,008 of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Lacy owns 1,644 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Jones owns 822 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Griffith owns 106.38 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Halkyard owns 106.38 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Sheehan owns 106.38 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of March 31, 2013.
(5)	Shares reflected in the table include 1,825.679 shares owned by the Steve and Shauna King Investment Partnership L.P. (the “Investment Partnership”). Currently, Mr. King has sole voting and investment power over all of the shares owned by the Investment Partnership.
(6)	Shares reflected in the table include 740 shares owned by Mr. Jones; plus 20 shares owned by each of the eight David A. Jones 2006 Grandchildren’s Trusts Dated 12/30/2006, trusts established for the benefit of Mr. Jones’s eight grandchildren; 20 shares owned by Brenton Alan Kindle; 20 shares owned by Brooke Nicole Kindle Stephens; 20 shares owned by Leslie Ann Jones Acosta; 20 shares owned by Jeffrey David Jones; and 20 shares owned by Dana Michele Jones Smith. Currently, Mr. Jones has sole voting and investment power over all of the shares pursuant to the voting trust agreement and irrevocable proxies executed by the trustees of each trust on behalf of the eight trust beneficiaries and the individual owners of the shares.

(7)	In addition to Mr. King who serves as a director.
(8)	Mr. Berle owns 2,439 stock options under the Stock Incentive Plan, 528.45 of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Mulleady owns 450 stock options under the Stock Incentive Plan, 30 of which have vested, or will vest, within 60 days of March 31, 2013. Mr. Jenkins owns 1,972 stock options under the Stock Incentive Plan, 526 of which have vested, or will vest, within 60 days of March 31, 2013. Ms. Manning owns 989 stock options under the Stock Incentive Plan, 151.6 of which have vested, or will vest, within 60 days of March 31, 2013.
(9)	This percentage is based on the number of beneficially owned shares of common stock as of March 31, 2013, determined in accordance with the rules of the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

KPMG LLP (“KPMG”) has no direct or indirect interest in the Company. KPMG has been the Company’s independent registered public accounting firm since 2010. The following table sets forth the fees for professional audit services provided to the Company by KPMG, for the fiscal years ended February 3, 2013 and January 29, 2012:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$460	$430
Audit-Related Fees (2)	231	78
Tax Fees	—	—
All Other	—	—

Total	$691	$508

(1)	Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings.
(2)	Includes fees for services related to the withdrawn initial public filing of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For both fiscal 2012 and fiscal 2011, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG were compatible with such firm’s independence.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and KPMG, the independent registered public accounting firm, our audited financial statements as of and for the year ended February 3, 2013. We have also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

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

DAVE & BUSTER’S, INC., a Missouri Corporation

Date: April 16, 2013	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 16, 2013.

	Signature	Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Tyler J. Wolfram	Chairman of the Board of Directors
Tyler J. Wolfram

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ David A. Jones	Director
David A. Jones

By:	/s/ Alan J. Lacy	Director
Alan J. Lacy

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Dave & Buster’s, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries (the Company) as of February 3, 2013 and January 29, 2012, and the related consolidated statements of comprehensive income (loss), stockholder’s equity, and cash flows for the fiscal years ended February 3, 2013, January 29, 2012, 244-day period ended January 30, 2011 and the 120-day period ended May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for the fiscal years ended February 3, 2013, January 29, 2012, 244-day period ended January 30, 2011 and the 120-day period ended May 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

April 15, 2013

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 3,	January 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,117	$33,684
Inventories (Note 4)	14,849	14,840
Prepaid expenses	9,371	9,595
Deferred income taxes (Note 9)	18,209	13,382
Income taxes receivable	1,120	—
Other current assets	12,152	3,493

Total current assets	91,818	74,994
Property and equipment (net of $139,457 and $83,422 accumulated depreciation as of February 3, 2013 and January 29, 2012, respectively) (Note 5)	337,239	323,342
Tradenames (Note 6)	79,000	79,000
Goodwill (Note 6)	272,278	272,286
Other assets and deferred charges	24,218	29,040

Total assets	$804,553	$778,662

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 8)	$1,500	$1,500
Accounts payable	23,878	23,974
Accrued liabilities (Note 7)	67,124	62,957
Income taxes payable	192	903
Deferred income taxes (Note 9)	189	550

Total current liabilities	92,883	89,884
Deferred income taxes (Note 9)	24,887	30,308
Deferred occupancy costs	69,544	63,101
Other liabilities	12,684	8,337
Long-term debt, less current installments, net of unamortized discount (Note 8)	343,579	345,167
Commitments and contingencies (Note 13)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of February 3, 2013 and January 29, 2012	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	246,929	245,830
Accumulated other comprehensive income	252	237
Retained earnings (accumulated deficit)	13,795	(4,202)

Total stockholder’s equity	260,976	241,865

Total liabilities and stockholder’s equity	$804,553	$778,662

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

			244 Days	120 Days
	Fiscal Year Ended	Fiscal Year Ended	Ended	Ended
	February 3, 2013	January 29, 2012	January 30, 2011	May 31, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Food and beverage revenues	$298,421	$272,606	$177,044	$90,470
Amusement and other revenues	309,646	268,939	166,489	87,536

Total revenues	608,067	541,545	343,533	178,006
Cost of food and beverage	73,019	65,751	41,890	21,817
Cost of amusement and other	46,098	41,417	26,832	13,442

Total cost of products	119,117	107,168	68,722	35,259
Operating payroll and benefits	145,571	130,875	85,271	43,969
Other store operating expenses	192,792	175,993	111,456	59,802
General and administrative expenses	40,356	34,896	25,670	17,064
Depreciation and amortization expense	63,457	54,277	33,794	16,224
Pre-opening costs	3,060	4,186	842	1,447

Total operating costs	564,353	507,395	325,755	173,765

Operating income	43,714	34,150	17,778	4,241
Interest expense, net	33,075	32,516	25,486	6,976

Income (loss) before provision (benefit) for income taxes	10,639	1,634	(7,708)	(2,735)
Provision (benefit) for income taxes	(7,358)	679	(2,551)	(597)

Net income (loss)	17,997	955	(5,157)	(2,138)

Unrealized foreign currency translation gain, net of taxes	15	42	195	49

Total comprehensive income (loss)	$18,012	$997	(4,962)	(2,089)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

				Accumulated	Retained
				Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Common Stock		Capital	Income	Deficit)	Total
	Shares	Amount
Balance, January 31, 2010 (Predecessor)	100	—	$112,069	$216	$ (19,639)	$92,646

Net loss	—	—	—	—	(2,138)	(2,138)
Other comprehensive income	—	—	—	49	—	49
Stock-based compensation	—	—	1,697	—	—	1,697

Balance May 31, 2010 (Predecessor)	100	—	113,766	265	(21,777)	92,254

Elimination of Predecessor equity	—	—	(113,766)	(265)	21,777	(92,254)
Initial investment by Oak Hill	—	—	245,498	—	—	245,498
Net loss	—	—	—	—	(5,157)	(5,157)
Other comprehensive income	—	—	—	195	—	195
Stock-based compensation	—	—	794	—	—	794
Repurchase of parent shares from former executive (see Note 11)	—	—	(1,500)	—	—	(1,500)

Balance January 30, 2011 (Successor)	100	—	244,792	195	(5,157)	239,830

Net income	—	—	—	—	955	955
Other comprehensive income	—	—	—	42	—	42
Stock-based compensation	—	—	1,038	—	—	1,038

Balance January 29, 2012 (Successor)	100	—	245,830	237	(4,202)	241,865

Net income	—	—	—	—	17,997	17,997
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	1,099	—	—	1,099

Balance February 3, 2013 (Successor)	100	—	$246,929	$252	$13,795	$260,976

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended	Fiscal Year Ended	244 Days Ended	120 Days Ended
	February 3,	January 29,	January 30,	May 31,
	2013	2012	2011	2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$17,997	$955	$(5,157)	$(2,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	63,457	54,277	33,794	16,224
Debt cost and discount amortization	2,528	2,329	1,447	479
Deferred income tax expense (benefit) (Note 9)	(10,895)	271	(1,245)	(2,241)
Loss (gain) on sale of fixed assets	2,638	1,279	(2,813)	416
Stock-based compensation charges	1,099	1,038	794	1,697
Business interruption reimbursement (Note 3)	—	(1,629)	—	(210)
Other, net	17	1,189	435	(11)
Changes in assets and liabilities:
Inventories	(9)	(609)	(1,142)	(31)
Prepaid expenses	471	14	(168)	(1,094)
Income tax receivable	(1,120)	5,861	8	(1,856)
Other current assets	(8,461)	(1,561)	1,224	729
Other assets and deferred charges	924	(401)	1,743	(669)
Accounts payable	(96)	5,280	121	(698)
Accrued liabilities	4,100	2,563	(5,614)	(2,137)
Income taxes payable	(711)	(578)	(55)	2,886
Deferred occupancy costs	6,691	4,089	398	86
Other liabilities	4,166	(1,120)	(159)	(137)
Deferred insurance proceeds (Note 3)	—	—	1,629	—

Net cash provided by operating activities	82,796	73,247	25,240	11,295

Cash flows from investing activities:
Initial Investment by Oak Hill (Note 2)	—	—	245,498	—
Purchase of Predecessor stock	—	—	(330,803)	—
Capital expenditures	(78,689)	(72,946)	(22,255)	(12,978)
Repurchase of parent shares from former executive (Note 11)	—	(1,000)	(500)	—
Insurance proceeds on Nashville property (Note 3)	—	798	4,808	—
Proceeds from sales of property and equipment	201	1,646	8	3

Net cash used in investing activities	(78,488)	(71,502)	(103,244)	(12,975)

Cash flows from financing activities:
Repayments of long-term debt, including extinguishment fees	—	—	(237,625)	—
Repayments of senior secured credit facility	(1,875)	(1,500)	(2,750)	(125)
Borrowings under senior secured credit facility, net of unamortized discount	—	—	150,500	—
Borrowings under senior notes	—	—	200,000	—
Debt issuance costs	—	(968)	(12,591)	—

Net cash provided (used) by financing activities	(1,875)	(2,468)	97,534	(125)

Increase (decrease) in cash and cash equivalents	2,433	(723)	19,530	(1,805)
Beginning cash and cash equivalents	33,684	34,407	14,877	16,682

Ending cash and cash equivalents	$36,117	$33,684	$34,407	$14,877

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$2,515	$(5,380)	$(1,257)	$597
Cash paid for interest and related debt fees, net of amounts capitalized	$32,435	$30,723	$33,036	$10,259

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of February 3, 2013, there were 61 company-owned locations in the United States and Canada and one franchise location in Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 3, 2013 consists of 53 weeks. All other fiscal years presented herein consist of 52 weeks.

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

Basis of Presentation — The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States as prescribed by the Securities and Exchange Commission. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

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

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. See discussion of advances/payables to D&B Entertainment under the “Related Party” section. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Seasonality — Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters and will continue to be susceptible to the impact of severe spring and winter weather on customer traffic and sales during those periods. Our third quarter, which encompasses the end of the summer vacation season, has historically had lower revenues as compared to the other quarters.

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

Inventories —Inventories of food, beverages, merchandise and other supplies needed for our food service and amusement operations are stated at the lower of cost or market determined on a first-in, first-out method.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Deferred tax assets — A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of February 3, 2013, we had recorded $1,158 as a valuation allowance against a portion of our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If our taxable income decreases in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining if an addition to the allowance would be required or the amount of the valuation allowance no longer required.

Property and equipment —Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Depreciable Lives (In Years)
Buildings	Shorter of 40 or expected ground lease term
Leasehold and building improvements	Shorter of 20 or expected lease term
Furniture, fixtures and equipment	3-10
Games	5-20

Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 related to a store in Dallas, Texas, which we permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2012 or 2010.

Goodwill and other intangible assets —In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, internal transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The internal transaction method uses valuation information derived from the Acquisition described in Note 2 as it represents an arm’s length transaction involving the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We do evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. We also have intangible assets related to our non-compete agreements and customer relationships. These intangible assets are included in “Other assets and deferred charges” on the Consolidated Balance Sheet and are amortized over their useful lives.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Deferred financing costs —The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are included in other assets and deferred charges and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets:

	Fiscal Year ended	Fiscal Year ended	244 days ended	120 days ended
	February 3, 2013	January 29, 2012	January 30, 2011	May 31, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at beginning of period	$10,200	$11,312	$12,591	$4,668
Additional deferred financing costs	—	968	—	—
Amortization during period	(2,241)	(2,080)	(1,279)	(479)

Balance at end of period	$7,959	$10,200	$11,312	$4,189

Self-Insurance Accruals— We are self-insured for certain losses related to workers’ compensation claims, general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers.

Comprehensive income —Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income (loss), unrealized foreign currency translation gain (loss) is included in comprehensive income. Unrealized translation gains for fiscal 2012 (Successor), fiscal 2011 (Successor), the 244 days ended January 30, 2011 (Successor), and the 120 days ended May 31, 2010 (Predecessor) were $15, $42, $195, and $49, respectively.

Foreign currency translation— The financial statements related to the operations of our Toronto store are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in stockholder’s equity as a component of accumulated comprehensive income.

Fair Value Disclosures— Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

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

We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in fiscal year 2012 or 2011, except for the initial fair value assessment of our May 2011 assets held for sale, which were sold by January 29, 2012.

Reclassifications— One reclassification has been made to the fiscal year 2011 Consolidated Financial Statements to conform to the fiscal year 2012 presentation. We reclassified $3,241 of accrued insurance liabilities as of January 29, 2012 to Accrued liabilities. This represents a portion of our insurance liabilities, which were accrued for at our fiscal year-end, that were previously reported in Other liabilities.

Share-based expense— The expense associated with share-based equity awards granted as more fully described in Note 11 have been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2012, 2011 and 2010 have been determined based on the option pricing method prescribed in AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The expected term of the options were based on the

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2012, 2011 and 2010 were as follows:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	(Successor)		(Successor)		(Successor)
	Service	Performance	Service	Performance	Service	Performance
	Based	Based	Based	Based	Based	Based
Volatility	44.7%	50.0%	55.0%	55.0%	55.0%	55.0%
Risk free interest rate	0.78%	0.33%	1.46%	1.47%	2.03%	2.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term – in years	4.9	3.0	4.0	4.0	4.7	4.7
Weighted average calculated value	$285.39	$403.14	$220.59	$117.98	$270.66	$128.36

The options granted in fiscal years 2012, 2011 and 2010 (Successor Periods) have been issued pursuant to the terms of the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 D&B Entertainment Incentive Plan”). The 2010 D&B Entertainment Incentive Plan allows the granting of nonqualified stock options to members of management, outside board members and consultants. Grantees may receive (i) time vesting options, which vest ratably on the first through fifth anniversary of the date of grant and/or (ii) performance vesting options which include Adjusted EBITDA vesting options that vest over a prescribed time period based on D&B Entertainment meeting certain profitability targets for each fiscal year and IRR vesting options which vest upon a change in control of D&B Entertainment if Oak Hill’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantee’s continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination).

Revenue recognition —Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our guests will utilize in the future.

Amusements costs of products —Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our “Winner’s Circle.” Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on coupons outstanding, historic redemption patterns and the estimated redemption cost of products per coupon.

Advertising costs —Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed in fiscal year 2012 (Successor) were $28,502. Advertising costs expensed in fiscal 2011 (Successor) were $26,612. Advertising costs expensed in the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor) totaled $17,004 and $9,660, respectively.

Lease accounting —Rent expense is recorded on a straight-line basis over the lease term. The lease term commences on the date when we take possession and have the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising. The difference between rent payments and rent expense in any period is recorded as Deferred occupancy costs in the Consolidated Balance Sheets. Construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements are recorded as Deferred occupancy costs and amortized as a reduction of rent over the term of the lease.

We had construction allowance receivables of $8,893 and $375 as of February 3, 2013 and January 29, 2012, respectively, related to our new store openings. Such balances are included in “Other current assets” in the Company’s Consolidated Balance Sheet. On February 15, 2013 we collected $7,667 from one of our landlords related to the fiscal 2012 outstanding receivable balance. The remainder of the receivable balance is payable pending satisfaction of certain requirements. All receivable amounts are expected to be collected.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Related party transaction —We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. We incurred expenses of $799 during fiscal 2012, $860 during fiscal 2011 and $371 during the 244 days ended January 30, 2011, under the terms of the expense reimbursement agreement.

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

In addition to charges related to the expense reimbursement agreements described above, during fiscal 2012, 2011 and 2010, we expensed approximately $361, $522 and $4,638, respectively, related to the Acquisition of Dave & Buster’s directed by Oak Hill. During the Predecessor portion of fiscal 2010, we expensed approximately $4,280 related to the sale of Dave & Buster’s arranged by Wellspring.

From time to time we temporarily advance funds to D&B Entertainment. We had a net payable of $3,349 and net receivable of $375 as of February 3, 2013 and January 29, 2012, respectively. In fiscal 2012, we recognized approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

Pre-opening costs —Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Income taxes —We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

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

As of February 3, 2013, we have accrued approximately $761 of unrecognized tax benefits, including approximately $290 of penalties and interest. During fiscal 2012, we recognized approximately $469 of tax benefits and an additional $819 of benefits related to penalties and interest based upon lapsing of time and settlement with taxing jurisdictions. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $412 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

Recent accounting pronouncements — In May 2011, the FASB issued Accounting Standards Update No. 2011-04, which requires a more uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This guidance also requires the following additional disclosures: (a) for Level Three fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for an entity’s use of a nonfinancial

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level One and Level Two of the fair value hierarchy. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment requires additional disclosure but did not have an impact on our Consolidated Financial Statements.

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

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have an impact on our Consolidated Financial Statements.

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

In the fiscal year ended February 3, 2013 (Successor), transaction expenses consist of approximately $361 in charges for legal and professional services related to the Acquisition. In the fiscal year ended January 29, 2012 (Successor), transactions expenses consist of approximately $522 in charges for legal and professional services related to the Acquisition. The 2010 Successor period transaction expenses consist of a $3,000 fee related to

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

bridge loan financing required to complete the Acquisition and approximately $4,638 in charges for legal and professional services related to the Acquisition. The Predecessor period transaction expenses consist of approximately $4,280 in charges for legal and professional services related to the Acquisition. The bridge financing fee is reported as a component of interest expense, net and the legal and professional fees are reported as general and administrative expenses in the accompanying statements of operations.

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

Note 4: Inventories

Inventories consist of the following:

	February 3,	January 29,
	2013	2012
Operating store—food and beverage	$3,581	$3,096
Operating store—amusement	6,125	6,236
Corporate supplies, warehouse and other	5,143	5,508

	$14,849	$14,840

Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Note 5: Property and Equipment

Property and equipment consist of the following:

	February 3,	January 29,
	2013	2012
Buildings	$13,919	$13,292
Leasehold and building improvements	288,555	247,382
Furniture, fixtures and equipment	93,693	69,776
Games	73,094	60,948
Construction in progress	7,435	15,366

Total cost	476,696	406,764
Accumulated depreciation	(139,457)	(83,422)

Property and equipment, net	$337,239	$323,342

Interest costs capitalized during the construction of facilities were $510 for fiscal 2012 (Successor), $759 for fiscal 2011 (Successor), $62 for the 244 days ended January 30, 2011 (Successor), and $110 for the 120 days ended May 31, 2010 (Predecessor).

Property and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $61,957 for fiscal 2012 (Successor), $52,623 for fiscal 2011 (Successor), $32,687 for the 244 days ended January 30, 2011 (Successor), and $15,696 for the 120 days ended May 31, 2010 (Predecessor).

Note 6: Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended February 3, 2013 and January 29, 2012 are as follows:

Gross Amount
Goodwill Balance at January 30, 2011 (Successor)	$272,626
Adjustment from subsequent finalization of income tax basis	(267)
Foreign exchange differences	(73)

Goodwill Balance at January 29, 2012 (Successor)	272,286
Foreign exchange differences	(8)

Goodwill Balance at February 3, 2013 (Successor)	$272,278

The following table presents our goodwill and intangible assets at February 3, 2013 and January 29, 2012:

	Weighted- Average Useful Lives	February 3, 2013		January 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Not subject to amortization:
Goodwill		$272,278	$—	$272,286	$—
Tradenames		79,000	—	79,000	—

Total not subject to amortization		351,278	—	351,286	—

Subject to amortization:
Trademarks	7 years	8,500	(3,255)	8,500	(2,027)
Customer relationships	9 years	1,700	(506)	1,700	(316)
Non-compete agreements	2 years	500	(500)	500	(418)

Total subject to amortization		10,700	(4,261)	10,700	(2,761)

Total goodwill and intangibles		$361,978	$(4,261)	$361,986	$(2,761)

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

The weighted-average amortization period for intangibles subject to amortization is 7.1 years. Amortization expense was $1,500, $1,654, $1,107 and $528 for the fiscal year 2012 (Successor), fiscal year ended January 29, 2012 (Successor), the 244 days ended January 30, 2011 (Successor), and the 120 days ended May 31, 2010 (Predecessor), respectively. Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows:

Amortization
Expense
2013	$1,399
2014	1,399
2015	1,399
2016	1,399
2017	588
Thereafter	255

Total future amortization expense	$6,439

Note 7: Accrued Liabilities

Accrued liabilities consist of the following:

	February 3, 2013	January 29, 2012
Compensation and benefits	$15,205	$12,447
Deferred amusement revenue	11,675	10,453
Rent	8,902	7,597
Amusement redemption liability	7,144	5,895
Interest	4,242	5,788
Sales and use taxes	4,282	3,972
Deferred gift card revenue	4,028	3,860
Current portion of long term insurance reserves	3,000	3,200
Property taxes	2,884	2,844
Other	5,762	6,901

Total accrued liabilities	$67,124	$62,957

Note 8: Long-Term Debt

Long-term debt consisted of the following:

	February 3, 2013	January 29, 2012
Senior secured credit facility—term	$145,875	$147,750
Senior notes	200,000	200,000

Total debt outstanding	345,875	347,750
Unamortized debt discount	(796)	(1,083)
Less current installments	(1,500)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$343,579	$345,167

Senior Secured Credit Facility

Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of February 3, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,875 ($145,079, net of discount) under the term facility and $4,327 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at February 3, 2013 was 5.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

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

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.10:1.00 and a maximum leverage ratio of 4.50:1.00 as of February 3, 2013. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of February 3, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of February 3, 2013, the OHA Funds held approximately 9.43%, or $13,753, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

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

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. Prior to June 1, 2013, the Company may on any one or more occasions redeem up to 40.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 111.0% of the principal amount thereof, plus any accrued and unpaid interest. As of February 3, 2013, our $200,000 of senior notes had an approximate fair value of $226,000 based on quoted market price. The fair value of the Company’s senior notes was considered to be Level One instruments as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of February 3, 2013.

Debt obligations —The following table sets forth our future debt payment obligations as of February 3, 2013 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

Debt Outstanding
as of February 3, 2013
1 year or less	$1,500
2 years	1,500
3 years	1,500
4 years	141,375
5 years	—
Thereafter	200,000

Total future payments	$345,875

The following table sets forth our recorded interest expense, net:

	Fiscal Year	Fiscal Year	244 Days	120 Days
	Ended	Ended	Ended	Ended
	February 3,	January 29,	January 30,	May 31,
	2013	2012	2011	2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gross interest expense	$31,393	$31,313	$24,290	$6,701
Amortization of issuance cost and discount	2,528	2,329	1,447	479
Capitalized interest	(510)	(759)	(62)	(110)
Interest income	(336)	(367)	(189)	(94)

Total interest expense, net	$33,075	$32,516	$25,486	$6,976

Note 9: Income Taxes

The provision (benefit) for income taxes is as follows:

			244 Days	120 Days
	Fiscal Year Ended	Fiscal Year Ended	Ended	Ended
	February 3,	January 29,	January 30,	May 30,
	2013	2012	2011	2010
	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Current expense
Federal	$2,845	$—	$(1,527)	$578
Foreign	361	(175)	188	47
State and local	331	583	33	1,019
Deferred expense (benefit)	(10,895)	271	(1,245)	(2,241)

Total provision (benefit) for income taxes	$(7,358)	$679	$(2,551)	$(597)

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	February 3, 2013	January 29, 2012
Deferred tax liabilities:
Trademark/trade name	$31,928	$31,216
Prepaid expenses	189	549
Property and equipment	963	5,562

Total deferred tax liabilities	33,080	37,327
Deferred tax assets:
Leasing transactions	3,838	2,739
Worker’s compensation and general liability insurance	3,666	3,323
Smallware supplies	713	728
Deferred revenue	7,252	5,981
Deferred compensation	1,140	707
Accrued liabilities	2,770	1,634
Tax credit carryovers	3,227	9,094
State and federal net operating loss carryovers	3,444	5,309
Indirect benefit of unrecognized tax benefits	216	693
Other	1,391	1,333

Total deferred tax assets	27,657	31,541

Valuation allowance for deferred tax assets – US	(1,158)	(11,249)
Valuation allowance for deferred tax assets – Canada	—	(441)

Total deferred tax assets net of valuation allowance	26,499	19,851

Net deferred tax liability	$6,581	$17,476

The Net deferred tax liability is presented in the Consolidated Balance Sheets as follows:

	February 3, 2013	January 29, 2012
Deferred income taxes—current	$18,209	$13,382
Other assets and deferred charge	286	—

Deferred tax assets	18,495	13,382

Deferred income taxes—current	189	550
Deferred income taxes	24,887	30,308

Deferred tax liabilities	25,076	30,858

Net deferred tax liability	$6,581	$17,476

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

At February 3, 2013, we had a valuation allowance of $1,158 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at February 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance related to our deferred tax assets for federal taxes by $6,661. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize a portion of these benefits. Accordingly, we have reduced our previously established valuation allowance against our deferred tax assets for state taxes and uncertain tax positions by $3,429. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

As of February 3, 2013, we had federal tax credit carryforwards of $3,177, including $2,507 of general business credits and $670 of AMT credit carryovers. There is a 20-year carryforward on general business credits and AMT credits can be carried forward indefinitely. As of February 3, 2013, we have fully utilized our federal net operating loss carryforwards.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $269, $228 and $222 for the fiscal years ended February 3, 2013, January 29, 2012 and January 30, 2011, respectively.

We currently anticipate that approximately $139 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2012. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $412 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2008. In fiscal 2011 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2009. As of February 3, 2013, the IRS has not proposed any adjustments to the Company’s tax returns. The Company does not anticipate that the current examination will result in a material change to its financial position.

The change in unrecognized tax benefits excluding interest, penalties and related income tax benefits, for fiscal year ended February 3, 2013, fiscal year ended January 29, 2012, the 244 days ended January 30, 2011, and the 120 days ended May 31, 2010 were as follows:

	Fiscal Year Ended	Fiscal Year Ended	244 Days Ended	120 Days Ended
	February 3,	January 29,	January 30,	May 31,
	2013	2012	2011	2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at beginning of year	$940	$881	$2,062	$2,199
Additions for tax positions of prior years	108	118	—	442
Reductions for tax positions of prior years	(1)	—	(161)	—
Additions for tax positions of current year	—	—	—	—
Settlements	(576)	—	—	(579)
Lapse of statute of limitations	—	(59)	(1,020)	—

Balance at end of year	$471	$940	$881	$2,062

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

As of February 3, 2013 and January 29, 2012, the accrued interest and penalties on the unrecognized tax benefits were $290 and $1,109, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Operations.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended February 3, 2013	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011	120 Days Ended May 31, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)
Federal corporate statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.9%	(8.6)%	(8.6)%	2.6%
Foreign taxes	(0.3)%	(7.9)%	(0.9)%	(1.4)%
Nondeductible expenses	8.7%	46.6%	(22.4)%	(10.6)%
Tax credits	(24.2)%	(132.4)%	18.4%	29.8%
Valuation allowance	(94.8)%	51.5%	(2.2)%	(26.3)%
Change in reserve	(12.1)%	13.8%	16.9%	2.7%
Other	16.7%	43.6%	(3.0)%	(10.0)%

Effective tax rate	(69.1)%	41.6%	33.2%	21.8%

Note 10: Leases

We lease certain property and equipment under various non-cancelable capital and operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. For fiscal 2012 (Successor), rent expense for operating leases was $50, 561, including contingent rentals of $2,620. For fiscal 2011 (Successor), rent expense for operating leases was $47,342, including contingent rentals of $2,310. For the 244 days ended January 30, 2011 (Successor) and the 120 days ended May 31, 2010 (Predecessor), rent expense for operating leases was $30,502 and $15,140, respectively, including contingent rentals of $1,358 and $945, respectively. At February 3, 2013 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2013	2014	2015	2016	2017	Thereafter	Total
$ 51,269	$51,087	$49,656	$48,523	$46,686	$211,223	$458,444

At February 3, 2013, we also had lease commitments on equipment as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$ 838	$583	$393	$9	$—	$—	$1,823

We currently have signed nine additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7% to 7.5%. At the end of fiscal years 2012 and 2011, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $3,201 and $3,468, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$ 489	$489	$489	$489	$489	$1,913	$4,358

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

Transactions during fiscal year 2012 under the 2010 D&B Entertainment Incentive Plan were as follows:

	Service based options		Performance based options
		Weighted		Weighted
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Options outstanding at beginning of year	4,172	$1,001	11,813	$1,001
Granted	860	1,318	810	1,212
Forfeited	(66)	1,000	(461)	1,000

Options outstanding at end of year	4,966	1,056	12,162	1,015

Options exercisable at end of year	1,464	$1,001	2,304	$1,020

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

We recorded share-based compensation expense related to our stock option plan of $1,099 during the fiscal year ended February 3, 2013, $1,038 during the fiscal year ended January 29, 2012 and $794 during the 244 days ended January 30, 2011. The unrecognized expense related to our stock option plan totaled approximately $1,681 as of February 3, 2013 and will be expensed over a weighted average 1.6 years. The weighted average grant date fair value per option granted in fiscal year 2012 was $526.55. The average remaining term for all options outstanding at February 3, 2013 is 7.7 years.

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

On January 18, 2012, D&B Entertainment sold approximately eight hundred thirty-three shares of its common stock previously held as treasury stock to three outside directors for an aggregate price of approximately $1,000. Proceeds from the sale were used to repay funds that had been advanced to D&B Entertainment by the Company. The per share sales price approximates the value per share as determined by an independent third party valuation prepared as of October 30, 2011.

As of February 3, 2013, Oak Hill controls approximately 95.4% and certain members of our Board of Directors and management control approximately 4.6% of the outstanding common stock of D&B Entertainment.

Note 12: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. Our contributions may range from 0% to 100% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) plan were $382, $273, and $153 for fiscal 2012, 2011, and 2010, respectively.

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

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $249 and $3,474, respectively, for the fiscal year ended February 3, 2013 and $46 and $(149), respectively for the fiscal year ended January 29, 2012. There are no restrictions on cash distributions from the non-guarantor subsidiary.

February 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$85,696	$6,122	$—	$91,818
Property and equipment, net (Note 5)	333,018	4,221	—	337,239
Tradenames (Note 6)	79,000	—	—	79,000
Goodwill (Note 6)	273,725	(1,447)	—	272,278
Investment in sub	4,215	—	(4,215)	—
Other assets and deferred charges	23,854	364	—	24,218

Total assets	$799,508	$9,260	$(4,215)	$804,553

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,936	$4,947	$—	$92,883
Deferred income taxes	24,887	—	—	24,887
Deferred occupancy costs	69,446	98	—	69,544
Other liabilities	12,684	—	—	12,684
Long-term debt, less current installments, net of unamortized discount (Note 8)	343,579	—	—	343,579
Stockholder’s equity	260,976	4,215	(4,215)	260,976

Total liabilities and stockholder’s equity	$799,508	$9,260	$(4,215)	$804,553

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

January 29, 2012:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$71,890	$3,104	$—	$74,994
Property and equipment, net (Note 5)	318,501	4,841	—	323,342
Tradenames (Note 6)	79,000	—	—	79,000
Goodwill (Note 6)	273,727	(1,441)	—	272,286
Investment in sub	3,951	—	(3,951)	—
Other assets and deferred charges	28,963	77	—	29,040

Total assets	$776,032	$6,581	$(3,951)	$778,662

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,315	$2,569	$—	$89,884
Deferred income taxes	30,308	—	—	30,308
Deferred occupancy costs	63,040	61	—	63,101
Other liabilities	8,337	—	—	8,337
Long-term debt, less current installments, net of unamortized discount (Note 8)	345,167	—	—	345,167
Stockholder’s equity	241,865	3,951	(3,951)	241,865

Total liabilities and stockholder’s equity	$776,032	$6,581	$(3,951)	$778,662

Note 15: Quarterly Financial Information (unaudited)

	Fiscal Year Ended February 3, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	4/29/2012	7/29/2012	10/28/2012	2/3/2013 (1)
Total revenues	$163,474	$147,941	$131,066	$165,586
Income (loss) before provision (benefit) for income taxes	14,725	315	(10,541)	6,140
Net income (loss)	10,984	687	(1,621)	7,947

(1)

Our fiscal 2012 year consisted of 53 weeks. Each quarterly period has 13 weeks, except the fourth quarterly period ended February 3, 2013, which consists of 14 weeks. We have estimated the revenues during the 53rd week of fiscal 2012 to be $10,355.

	Fiscal Year Ended January 29, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	5/1/2011	7/31/2011	10/30/2011	1/29/2012
Total revenues	$148,603	$128,664	$120,322	$143,956
Income (loss) before provision (benefit) for income taxes	10,069	(4,806)	(7,571)	3,942
Net income (loss)	6,718	(3,118)	(4,447)	1,802

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Continued

During 2012, we opened four locations: Oklahoma City, Oklahoma in the first quarter, Orland Park, Illinois in the third quarter, Dallas, Texas and Boise, Idaho both in the fourth quarter. Additionally, during the fourth quarter of fiscal 2012, we permanently closed one store in Dallas, Texas. During 2011, we opened two locations: Orlando, Florida, in the second quarter and Braintree, Massachusetts, in the fourth quarter. In the fourth quarter of fiscal 2011, our location in Nashville, Tennessee, reopened after being closed since the first quarter of fiscal 2010, due to flooding. Pre-opening costs incurred in fiscal 2012 were $150, $559, $1,089 and $1,262 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2011 were $740, $1,431, $587 and $1,428 in the first, second, third and fourth quarters, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-Laws of the Registrant. (1)

4.1	Indenture dated as of June 1, 2010 among the Registrant, the Guarantors as defined therein and Wells Fargo National Association, as Trustee. (1)

4.2	Form of 11% Senior Notes due 2018 (included in Exhibit 4.1)

10.1	Credit Agreement dated as of June 1, 2010, among Games Intermediate Merger Corp., Games Merger Corp., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto. (1)

10.2	First Amendment, dated as of May 13, 2011, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., the Registrant, 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto. (2)

10.3	Form of Amended and Restated Employment Agreement, dated as of May 2, 2010, by and among Dave & Buster’s Management Corporation, the Registrant, and the various executive officers of the Registrant. (1)

10.4	Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan. (1)

10.5	Amendment No. 1 to the Dave & Buster’s Entertainment, Inc. Management Incentive Plan. (2)

10.6	Amendment No. 2 to the Dave & Buster’s Entertainment, Inc. Management Incentive Plan. (4)

10.7	Expense Reimbursement Agreement, dated as of June 1, 2010, by and between the Registrant and Oak Hill Capital Management LLC. (3)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (4)

21.1	Subsidiaries of the Registrant. (4)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a). (4)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a). (4)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101	XBRL Interactive Datafiles

(1)	Filed as an exhibit to registration statement on Form S-4 filed August 11, 2010, SEC File No. 333-168759, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended May 1, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended January 29, 2012, and incorporated herein by reference.
(4)	Filed herewith.

E-1