Form 10-Q
period 2013-05-05
DAVE & BUSTERS INC
filed 2013-06-17
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 5, 2013

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 14, 2013, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED MAY 5, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 5, 2013	February 3, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$64,108	$36,117
Inventories	14,665	14,849
Prepaid expenses	9,326	9,371
Deferred income taxes	14,449	18,209
Income taxes receivable	1,120	1,120
Other current assets	3,542	12,152

Total current assets	107,210	91,818
Property and equipment (net of $155,112 and $139,457 accumulated depreciation as of May 5, 2013 and February 3, 2013, respectively)	329,379	337,239
Tradenames	79,000	79,000
Goodwill	272,294	272,278
Other assets and deferred charges	23,882	24,218

Total assets	$811,765	$804,553

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,267	$1,500
Accounts payable	17,816	23,878
Accrued liabilities (Note 2)	70,855	67,124
Income taxes payable	3,808	192
Deferred income taxes	489	189

Total current liabilities	94,235	92,883
Deferred income taxes	21,813	24,887
Deferred occupancy costs	68,633	69,544
Other liabilities	12,579	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,266	343,579
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of May 5, 2013 and February 3, 2013	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	247,206	246,929
Accumulated other comprehensive income	209	252
Retained earnings	23,824	13,795

Total stockholder’s equity	271,239	260,976

Total liabilities and stockholder’s equity	$811,765	$804,553

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
Food and beverage revenues	$80,911	$79,144
Amusement and other revenues	87,244	84,330

Total revenues	168,155	163,474
Cost of food and beverage	20,151	19,207
Cost of amusement and other	12,213	11,747

Total cost of products	32,364	30,954
Operating payroll and benefits	37,439	36,610
Other store operating expenses	48,181	48,881
General and administrative expenses	9,724	9,017
Depreciation and amortization expense	16,910	14,795
Pre-opening costs	872	150

Total operating costs	145,490	140,407

Operating income	22,665	23,067
Interest expense, net	8,142	8,342

Income before provision for income taxes	14,523	14,725
Provision for income taxes	4,494	3,741

Net income	10,029	10,984

Unrealized foreign currency translation gain (loss), net of taxes	(43)	90

Total comprehensive income	$9,986	$11,074

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 5, 2013	April 29, 2012
Cash flows from operating activities:
Net income	$10,029	$10,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,910	14,795
Debt costs and discount amortization	576	751
Deferred income tax expense	868	1,107
Loss on disposal of fixed assets	504	335
Share-based compensation charges	277	292
Other, net	311	66
Changes in assets and liabilities:
Inventories	184	471
Prepaid expenses	81	402
Other current assets	8,451	(539)
Other assets and deferred charges	(287)	(558)
Accounts payable	(6,062)	(5,465)
Accrued liabilities	3,696	4,571
Income taxes payable	3,616	1,118
Deferred occupancy costs	(876)	513
Other liabilities	(105)	1,749

Net cash provided by operating activities	38,173	30,592

Cash flows from investing activities:
Capital expenditures	(9,679)	(5,095)
Proceeds from sales of property and equipment	105	54

Net cash used in investing activities	(9,574)	(5,041)

Cash flows from financing activities:
Repayments of senior secured credit facility	(608)	(375)

Net cash used in financing activities	(608)	(375)

Increase in cash and cash equivalents	27,991	25,176
Beginning cash and cash equivalents	36,117	33,684

Ending cash and cash equivalents	$64,108	$58,860

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$10	$23
Cash paid for interest and related debt fees, net of amounts capitalized	$2,095	$2,194

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of May 5, 2013, there were 61 company-owned locations in the United States and Canada and one franchise location in Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements are not expected to have a material impact on our financial position or results of operations. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending February 2, 2014 will consist of 52 weeks. Our fiscal year ended February 3, 2013 consisted of 53 weeks.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Delaware corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (formerly known as Dave & Buster’s Parent, Inc.) (“D&B Entertainment”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively “Oak Hill”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

D&B Entertainment owns no other significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries.

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax-related matters. We had a net payable of $5,467 and $3,349 as of May 5, 2013 and February 3, 2013, respectively.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen weeks ended May 5, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 2, 2014. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended February 3, 2013 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Concentration of Credit Risk — Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain our day-to-day operating cash balances with major financial institutions. At times, our operating cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, we invest temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although we maintain balances that exceed the FDIC insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

Recent Accounting Pronouncements — In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We review our intangible assets for impairment in our fourth quarter unless circumstances require this analysis to be completed sooner. We do not expect the provisions of ASU No. 2012-02 to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. ASU No. 2013-02 is effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have an impact on the Company’s financial position, results of operations or cash flows.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended February 3, 2013.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	May 5, 2013	February 3, 2013
Deferred amusement revenue	$12,583	$11,675
Compensation and benefits	10,969	15,205
Interest	9,793	4,242
Rent	8,457	8,902
Amusement redemption liability	7,582	7,144
Property taxes	3,711	2,884
Deferred gift card revenue	3,672	4,028
Sales and use taxes	3,190	4,282
Current portion of long term insurance reserves	3,000	3,000
Other	7,898	5,762

Total accrued liabilities	$70,855	$67,124

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	May 5, 2013	February 3, 2013
Senior secured credit facility—term	$145,267	$145,875
Senior notes	200,000	200,000

Total debt outstanding	345,267	345,875
Unamortized debt discount	(734)	(796)
Less current installments	(1,267)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$343,266	$343,579

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of May 5, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,267 ($144,533, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at May 5, 2013 was 5.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate, which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin percentage between 2.50% and 4.50% or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus an applicable margin.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of May 5, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin, which is reduced by 0.75% per annum based on a consolidated leverage ratio greater than or equal to 2.75:1.00. For a consolidated leverage ratio less than 2.75:1.00, the applicable term loan margin will be reduced further by 0.25%. Additionally, the Second Amendment reduced the LIBOR floor used in setting rates by 0.25%.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.25:1.00 as of May 5, 2013. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of May 5, 2013, the OHA Funds held approximately 9.43%, or $13,695, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill and is not under common control with Oak Hill. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of May 5, 2013, our $200,000 of senior notes had an approximate fair value of $225,800 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 5, 2013.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of May 5, 2013 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding
at May 5, 2013
1 year or less	$1,267
2 years	1,500
3 years	1,500
4 years	141,000
5 years	—
Thereafter	200,000

Total future payments	$345,267

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 5, 2013	April 29, 2012
Gross interest expense	$7,689	$7,713
Amortization of issuance cost and discount	576	751
Capitalized interest	(41)	(51)
Interest income	(82)	(71)

Total interest expense, net	$8,142	$8,342

Our senior secured credit facility requires us to make mandatory debt prepayments to the extent that we have excess cash flow, as defined by the facility, in any completed fiscal year. During the first quarter of fiscal 2013 we made a $608 debt prepayment based on our fiscal 2012 excess cash flow. The excess cash flow prepayment represented early payment of $375 in principal which was due on April 30, 2013 and $233 in principal which is due on July 30, 2013.

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

In assessing the realizability of deferred tax assets, at May 5, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,160 for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions as of May 5, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

As of May 5, 2013, we have accrued approximately $588 of unrecognized tax benefits and approximately $301 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $509 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment. As of May 5, 2013, the Company owes D&B Entertainment approximately $5,015 of tax-related balances. Included in income tax payable is $2,123, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal year 2013, we expect to utilize approximately $3,177 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following table sets forth our lease commitments as of May 5, 2013:

Operating Lease
Obligations
at May 5, 2013
1 year or less	$54,192
2 years	54,074
3 years	52,471
4 years	50,912
5 years	49,001
Thereafter	255,805

Total future payments	$516,455

We have signed operating lease agreements for future sites located in Virginia Beach, Virginia, Albany, New York, Syracuse, New York, Cary, North Carolina and Livonia, Michigan, for which the landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above. These five locations are expected to open in fiscal 2013.

Additionally, as of May 5, 2013, we have signed six lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 6: Condensed Consolidating Financial Information

The senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(58) and $(879), respectively, for the thirteen week period ended May 5, 2013. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

May 5, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$102,038	$5,172	$—	$107,210
Property and equipment, net	325,384	3,995	—	329,379
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,431)	—	272,294
Investment in sub	4,114	—	(4,114)	—
Other assets and deferred charges	23,404	478	—	23,882

Total assets	$807,665	$8,214	$(4,114)	$811,765

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$90,241	$3,994	$—	$94,235
Deferred income taxes	21,813	—	—	21,813
Deferred occupancy costs	68,527	106	—	68,633
Other liabilities	12,579	—	—	12,579
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,266	—	—	343,266
Stockholder’s equity	271,239	4,114	(4,114)	271,239

Total liabilities and stockholder’s equity	$807,665	$8,214	$(4,114)	$811,765

February 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$85,696	$6,122	$—	$91,818
Property and equipment, net	333,018	4,221	—	337,239
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,447)	—	272,278
Investment in sub	4,215	—	(4,215)	—
Other assets and deferred charges	23,854	364	—	24,218

Total assets	$799,508	$9,260	$(4,215)	$804,553

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,936	$4,947	$—	$92,883
Deferred income taxes	24,887	—	—	24,887
Deferred occupancy costs	69,446	98	—	69,544
Other liabilities	12,684	—	—	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,579	—	—	343,579
Stockholder’s equity	260,976	4,215	(4,215)	260,976

Total liabilities and stockholder’s equity	$799,508	$9,260	$(4,215)	$804,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended February 3, 2013. Our Annual Report is available on our website at www.daveandbusters.com. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” in Item 4 for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

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

As of May 5, 2013, we owned and operated 61 company-owned locations in 26 states and Canada and one franchise store location in Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements are not expected to have a material impact on our financial position or results of operations. Our stores average 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

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

The Acquisition resulted in a change in ownership of 100% of the Company’s outstanding common stock. The purchase price paid in the Acquisition has been “pushed down” to the Company’s financial statements and is allocated to record the acquired assets and liabilities assumed based on their acquisition date fair value.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. We incurred expenses of $205 during the first quarter of fiscal 2013 and $201 during the first quarter of fiscal 2012 under the terms of the expense reimbursement agreement. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days prior notice of its intention not to renew.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the first quarter of 2013 relate to the 13 week period ended May 5, 2013. All references to the first quarter of 2012 relate to the 13 week period ended April 29, 2012. Our 2013 fiscal year will consist of 52 weeks and our 2012 fiscal year consisted of 53 weeks. As a result of the 53 week fiscal year in 2012, our 2013 fiscal year began one week later than our 2012 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on a calendar week basis. Comparable store sales on a calendar week basis compares the results for the period from February 4, 2013 through May 5, 2013 (weeks 1 through 13 of our 2013 fiscal year) to the results for the period from February 6, 2012 through May 6, 2012 (weeks 2 through 14 of our 2012 fiscal year). We believe comparable store sales calculated on a calendar week basis is more indicative of the health of our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue — Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended May 5, 2013, we derived 33.2% of our total revenue from food sales, 14.9% from beverage sales, 51.1% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open at the end of the period which have been open for at least a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat, Play, Win Combo.” The “Eat, Play, Win Combo” allows customers to purchase a variety of entrée and game card pairings at various discounted fixed price levels and receive tickets that can be redeemed for prizes as part of the offering. We also offer “Half-Price Game Play Wednesdays,” which allows guests to play virtually all of our games for one-half of the regular price on Wednesdays. In addition, from time to time we have limited time offers which allow our guests to play certain new games for free as a way to introduce those new games.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended May 5, 2013, the cost of food products averaged 25.6% of food revenue and the cost of beverage products averaged 23.4% of beverage revenue. The amusement and other cost of products averaged 14.0% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 5, 2013		April 29, 2012
Food and beverage revenues	$80,911	48.1%	$79,144	48.4%
Amusement and other revenues	87,244	51.9	84,330	51.6

Total revenues	168,155	100.0	163,474	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	20,151	24.9	19,207	24.3
Cost of amusement and other (as a percentage of amusement and other revenues)	12,213	14.0	11,747	13.9

Total cost of products	32,364	19.2	30,954	18.9
Operating payroll and benefits	37,439	22.3	36,610	22.4
Other store operating expenses	48,181	28.7	48,881	29.9
General and administrative expenses	9,724	5.8	9,017	5.5
Depreciation and amortization expense	16,910	10.1	14,795	9.1
Pre-opening costs	872	0.5	150	0.1

Total operating costs	145,490	86.6	140,407	85.9

Operating income	22,665	13.4	23,067	14.1
Interest expense, net	8,142	4.8	8,342	5.1

Income before provision for income taxes	14,523	8.6	14,725	9.0
Provision for income taxes	4,494	2.7	3,741	2.3

Net income	$10,029	5.9%	$10,984	6.7%

Change in comparable store sales (1)		1.8%		(0.3)%
Company owned stores open at end of period (2)		61		59 (3)
Comparable stores open at end of period (1)		55		55 (3)

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The change in comparable store sales for fiscal 2013 has been calculated on a comparable calendar week basis as described previously.

(2)	The number of stores open excludes one franchise location in Canada.
(3)	Our location in Dallas, Texas, which was permanently closed on December 17, 2012, was included in our 2012 store count.

Thirteen Weeks Ended May 5, 2013 Compared to Thirteen Weeks Ended April 29, 2012

Revenues

Total revenues increased $4,681, or 2.9%, in the first quarter of 2013 compared to the first quarter of 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$3,925
Comparable stores	2,619
Shift in fiscal year impact	(1,355)
Other	(508)

Total	$4,681

The following discussion of store sales has been prepared by comparing fiscal 2013 revenues to an adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results”. We have estimated the shift in comparable store revenues due to the 53rd week in fiscal 2012 to be a reduction in sales of $1,070. Comparable store revenue increased $2,619, or 1.8% in the first quarter of 2013 compared to the comparable 13 weeks of 2012. Comparable walk-in revenues, which accounted for 90.0% of consolidated comparable store revenue in the first quarter of 2013, increased $2,373, or 1.8% in the first quarter of 2013 compared to the similar period in 2012. Comparable store special events revenues, which accounted for 10.0% of consolidated comparable store revenue in the first quarter of 2013, increased $246 or 1.6% compared to the comparable period in 2012.

Sales growth was led by amusement revenue. Comparable store amusements and other revenues in the first quarter of 2013 increased by $1,772, or 2.3%, to $78,712 from $76,940 in the 2012 comparison period. The growth over 2012 in amusement sales was driven by Power Card up-sell initiatives and higher buy ins. Food sales at comparable stores increased by $519, or 1.0%, to $50,613 in the first quarter of 2013 from $50,094 in the comparable period in 2012. Beverage sales at comparable stores increased by $328, or 1.5%, to $22,836 in the first quarter of 2013 from $22,508 in the comparable period in 2012.

We have estimated the shift in non-comparable store revenue due to the 53rd week in fiscal 2012 to be a reduction in sales of $285. The non-comparable store revenue increased by a total of $3,925, or 31.1%, in the first quarter of 2013 compared to the comparable 13 weeks of 2012. The increase in non-comparable store revenue was primarily driven by sales at our Orland Park, Illinois store which opened in the third quarter of 2012, and our Dallas, Texas and Boise, Idaho stores which opened in the fourth quarter of 2012. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.2% for food, 14.9% for beverage, and 51.9% for amusements and other for the first quarter of 2013. This compares to 33.3%, 15.1%, and 51.6%, respectively, for the first quarter of 2012.

Cost of products

Cost of food and beverage products increased to $20,151 in the first quarter of 2013 compared to $19,207 in the first quarter of 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 24.9% for the first quarter of 2013 from 24.3% for the first quarter of 2012. Increased cost pressure in our meat and poultry categories was partially offset by reduced seafood costs.

Cost of amusement and other increased to $12,213 in the first quarter of 2013 compared to $11,747 in the first quarter of 2012. The costs of amusement and other, as a percentage of amusement and other revenues increased 10 basis points to 14.0% for the first quarter of 2013 from 13.9% for the first quarter of 2012.

Operating payroll and benefits

Operating payroll and benefits increased by $829, or 2.3%, to $37,439 in the first quarter of 2013 compared to $36,610 in the first quarter of 2012, primarily due to new store openings during fiscal 2012. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 10 basis points to 22.3% for the first quarter of 2013 compared to 22.4% for the first quarter of 2012. The decrease in operating payroll and benefits, as a percentage of revenues, in the first quarter of 2013 compared to the first quarter of 2012, was driven primarily by decreased incentive compensation expense, partially offset by management labor costs.

Other store operating expenses

Other store operating expenses decreased by $700, or 1.4%, to $48,181 in the first quarter of 2013 compared to $48,881 in the first quarter of 2012, driven primarily by reduced cost of marketing due to strategic shifts in media purchasing. Other store operating expenses as a percentage of total revenues decreased 120 basis points to 28.7% in the first quarter of 2013 compared to 29.9% for the same period of 2012.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $707, or 7.8%, to $9,724 in the first quarter of 2013 compared to $9,017 in the first quarter of 2012. The increase in general and administrative expenses was primarily driven by increased salaries at our corporate headquarters and consulting and professional fees, partially offset by decreased incentive compensation expense.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $2,115, or 14.3%, to $16,910 in the first quarter of 2013 compared to $14,795 in the first quarter of 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $722 to $872 in the first quarter of 2013 compared to $150 in the first quarter of 2012 due to the timing of new store openings. During the first quarter of 2013, our pre-opening costs were primarily attributable to our future sites located at Virginia Beach, Virginia, Albany, New York and Syracuse, New York. These three locations are expected to open in mid-fiscal year 2013. During the first quarter of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business on September 22, 2012, and our Dallas, Texas store, which opened for business on December 2, 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $200 to $8,142 in the first quarter of 2013 compared to $8,342 in the first quarter of 2012.

Income tax expense

The income tax expense for 2013 was $4,494 compared to an income tax expense of $3,741 for the first quarter of fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at May 5, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,160 for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions as of May 5, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 5, 2013, we have accrued approximately $588 of unrecognized tax benefits and approximately $301 of penalties and interest. During the thirteen weeks ended May 5, 2013, we increased our unrecognized provision by $117 and increased our accrual for interest and penalties by $11. Because of the impact of deferred tax accounting, $509 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2008.

The Company is a member of a consolidated group that includes D&B Entertainment. As of May 5, 2013, the Company owes D&B Entertainment approximately $5,015 of tax related balances. Included in income tax payable is $2,123, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal 2013, we expect to utilize approximately $3,177 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of May 5, 2013, we had cash and cash equivalents of $64,108, net working capital of $12,975 and outstanding debt obligations of $345,267 ($344,533 net of discount). We also had $44,330 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

As of May 5, 2013, we expect our short-term liquidity requirements to include (a) approximately $127,000 of capital expenditures (net of cash contributions from landlords), (b) scheduled debt service payments of $31,704, including $1,267 in principal payments and $30,437 in interest, (c) lease obligation payments of $54,192 and (d) estimated cash tax payments of approximately $3,600.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of May 5, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,267 ($144,533, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.8% for the thirteen weeks ended May 5, 2013.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of May 5, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin, which is reduced by 0.75% per annum based on a consolidated leverage ratio greater than or equal to 2.75:1.00. For a consolidated leverage ratio less than 2.75:1.00, the applicable term loan margin will be reduced further by 0.25%. Additionally, the Second Amendment reduced the LIBOR floor used in setting rates by 0.25%.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loans near the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date. Our senior secured credit facility requires us to make mandatory debt prepayments to the extent that we have excess cash flow, as defined by the facility, in any completed fiscal year. During the first quarter of fiscal 2013 we made a $608 debt prepayment based on our fiscal 2012 excess cash flow. The excess cash flow prepayment represented early payment of $375 in principal which was due on April 30, 2013 and $233 in principal which is due on July 30, 2013.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) is one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of May 5, 2013, the OHA Funds held approximately 9.43%, or $13,695, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of May 5, 2013, our $200,000 of senior notes had an approximate fair value of $225,800 based on quoted market price.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 5, 2013.

Covenants — On May 13, 2011, the Company executed an amendment (the “Amendment”) to its senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of May 5, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such, we were not required to maintain financial ratios under our senior secured credit facility.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks Ended May 5, 2013	Thirteen Weeks Ended April 29, 2012
Net cash provided by (used in):
Operating activities	$38,173	$30,592
Investing activities	(9,574)	(5,041)
Financing activities	(608)	(375)

Net cash provided by operating activities was $38,173 for the thirteen weeks ended May 5, 2013 compared to cash provided by operating activities of $30,592 for the thirteen weeks ended April 29, 2012. Improved cash flows from operations were driven primarily by additional non-comparable store sales.

Net cash used in investing activities was $9,574 for the thirteen weeks ended May 5, 2013 compared to $5,041 for the thirteen weeks ended April 29, 2012. Net cash used in investing activities increased mainly due to increase in capital expenditures. Capital expenditures increased $4,584 to $9,679 in the thirteen weeks ended May 5, 2013 from $5,095 in the thirteen weeks ended April 29, 2012. New store capital expenditures increased $2,827 during the thirteen weeks ended May 5, 2013 related primarily to construction of our Boise, Idaho store, which opened during the fourth quarter of fiscal 2012, and our Virginia Beach, Virginia, Albany, New York and Syracuse, New York stores projected to open in mid-fiscal 2013. Capital expenditures related to the major remodel project on seven existing stores and several smaller scale remodel projects increased $2,410 during the first quarter of fiscal 2013. Partially offsetting increased expenditures related to new store openings and remodel projects was decreased maintenance capital expenditures of $653 in the thirteen weeks ended May 5, 2013 compared to the thirteen weeks ended April 29, 2012.

Net cash used by financing activities was $608 for the thirteen weeks ended May 5, 2013 compared to cash used in financing activities of $375 for the thirteen weeks ended April 29, 2012. The increase in net cash used by financing activities is due to the mandatory prepayment of $608 pursuant to our credit agreement. $375 was applied to our regularly scheduled principal payment due on April 30, 2013 and the remaining $233 will be applied toward the regularly scheduled payment due on July 30, 2013.

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

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of May 5, 2013:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$145,267	$1,267	$3,000	$141,000	$—
Senior notes	200,000	—	—	—	200,000
Interest requirements (2)	146,433	30,437	60,285	44,711	11,000
Operating leases (3)	516,455	54,192	106,545	99,913	255,805

Total	$1,008,155	$85,896	$169,830	$285,624	$466,805

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of May 5, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,267 ($144,533 net of discount) under the term facility and $5,670 in letters of credit outstanding.

(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at May 5, 2013.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended February 3, 2013.

Recent Accounting Pronouncements — See Note 1 “Description of Business and Basis of Presentation” to our Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended February 3, 2013.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our first quarter ended May 5, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 3, 2013.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended February 3, 2013 as filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.8	Second Amendment, dated as of May 14, 2013, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., Dave & Buster’s, Inc., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Datafiles

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri corporation

Date: June 17, 2013	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 17, 2013	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer