Form 10-Q
period 2013-08-04
DAVE & BUSTERS INC
filed 2013-09-17
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2013

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of September 16, 2013, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED AUGUST 4, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 4,	February 3,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$55,322	$36,117
Inventories	15,049	14,849
Prepaid expenses	9,414	9,371
Deferred income taxes	15,634	18,209
Income taxes receivable	—	1,120
Other current assets	5,458	12,152

Total current assets	100,877	91,818
Property and equipment (net of $167,153 and $139,457 accumulated depreciation as of August 4, 2013 and February 3, 2013, respectively)	353,799	337,239
Tradenames	79,000	79,000
Goodwill	272,336	272,278
Other assets and deferred charges	23,530	24,218

Total assets	$829,542	$804,553

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	35,001	23,878
Accrued liabilities (Note 2)	67,031	67,124
Income taxes payable	1,558	192
Deferred income taxes	399	189

Total current liabilities	105,489	92,883
Deferred income taxes	23,496	24,887
Deferred occupancy costs	70,504	69,544
Other liabilities	13,251	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,952	343,579
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of August 4, 2013 and February 3, 2013	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	247,551	246,929
Accumulated other comprehensive income	89	252
Retained earnings	26,210	13,795

Total stockholder’s equity	273,850	260,976

Total liabilities and stockholder’s equity	$829,542	$804,553

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Thirteen Weeks Ended August 4, 2013	Thirteen Weeks Ended July 29, 2012
Food and beverage revenues	$72,361	$71,431
Amusement and other revenues	81,362	76,510

Total revenues	153,723	147,941
Cost of food and beverage	18,122	17,523
Cost of amusement and other	12,050	11,865

Total cost of products	30,172	29,388
Operating payroll and benefits	35,107	35,359
Other store operating expenses	50,580	50,397
General and administrative expenses	8,198	8,840
Depreciation and amortization expense	16,740	15,032
Pre-opening costs	1,970	559

Total operating costs	142,767	139,575

Operating income	10,956	8,366
Interest expense, net	7,724	8,051

Income before provision (benefit) for income taxes	3,232	315
Provision (benefit) for income taxes	846	(372)

Net income	2,386	687

Unrealized foreign currency translation loss, net of taxes	(120)	(94)

Total comprehensive income	$2,266	$593

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
Food and beverage revenues	$153,272	$150,575
Amusement and other revenues	168,606	160,840

Total revenues	321,878	311,415
Cost of food and beverage	38,273	36,730
Cost of amusement and other	24,263	23,612

Total cost of products	62,536	60,342
Operating payroll and benefits	72,546	71,969
Other store operating expenses	98,761	99,278
General and administrative expenses	17,922	17,857
Depreciation and amortization expense	33,650	29,827
Pre-opening costs	2,842	709

Total operating costs	288,257	279,982

Operating income	33,621	31,433
Interest expense, net	15,866	16,393

Income before provision for income taxes	17,755	15,040
Provision for income taxes	5,340	3,369

Net income	12,415	11,671

Unrealized foreign currency translation loss, net of taxes	(163)	(4)

Total comprehensive income	$12,252	$11,667

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	August 4, 2013	July 29, 2012
Cash flows from operating activities:
Net income	$12,415	$11,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,650	29,827
Debt costs and discount amortization	1,304	1,330
Deferred income tax expense (benefit)	1,266	(587)
Loss on disposal of fixed assets	938	1,939
Share-based compensation charges	622	504
Other, net	311	216
Changes in assets and liabilities:
Inventories	(200)	399
Prepaid expenses	29	1,442
Income taxes receivable	1,120	—
Other current assets	6,540	(669)
Other assets and deferred charges	(163)	(676)
Accounts payable	5,700	(3,195)
Accrued liabilities	(172)	2,003
Income taxes payable	(757)	1,322
Deferred occupancy costs	1,039	(315)
Other liabilities	2,690	2,475

Net cash provided by operating activities	66,332	47,686

Cash flows from investing activities:
Capital expenditures	(45,684)	(25,970)
Proceeds from sales of property and equipment	125	75

Net cash used in investing activities	(45,559)	(25,895)

Cash flows from financing activities:
Repayments of senior secured credit facility	(750)	(750)
Debt issuance costs	(818)	—

Net cash used in financing activities	(1,568)	(750)

Increase in cash and cash equivalents	19,205	21,041
Beginning cash and cash equivalents	36,117	33,684

Ending cash and cash equivalents	$55,322	$54,725

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,421	$664
Cash paid for interest and related debt fees, net of amounts capitalized	$14,688	$15,230

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of August 4, 2013, there were 62 company-owned locations in the United States and Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. In August 2013, we opened new stores in Syracuse, New York and Albany, New York. As of September 16, 2013, we had 64 company-owned locations in the United States and Canada. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending February 2, 2014 will consist of 52 weeks. Our fiscal year ended February 3, 2013 consisted of 53 weeks.

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

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and twenty-six weeks ended August 4, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 2, 2014. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended February 3, 2013 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

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

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax-related matters. We had a net payable of $7,013 and $3,349 as of August 4, 2013 and February 3, 2013, respectively. This payable balance includes $1,533 related to income taxes which is included in “Income taxes payable” and the balance is included in “Other liabilities” in the Company’s Consolidated Balance Sheet.

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

Recent Accounting Pronouncements — In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We review our intangible assets for impairment in our fourth quarter unless circumstances require this analysis to be completed sooner. We do not expect the provisions of ASU No. 2012-02 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect the provisions of ASU No. 2013-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	August 4, 2013	February 3, 2013
Deferred amusement revenue	$13,190	$11,675
Compensation and benefits	11,346	15,205
Rent	8,947	8,902
Amusement redemption liability	8,118	7,144
Interest	4,254	4,242
Property taxes	4,063	2,884
Sales and use taxes	3,668	4,282
Deferred gift card revenue	3,339	4,028
Current portion of long term insurance reserves	3,000	3,000
Other	7,106	5,762

Total accrued liabilities	$67,031	$67,124

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	August 4, 2013	February 3, 2013
Senior secured credit facility—term	$145,125	$145,875
Senior notes	200,000	200,000

Total debt outstanding	345,125	345,875
Unamortized debt discount	(673)	(796)
Less current installments	(1,500)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$342,952	$343,579

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of August 4, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,125 ($144,452, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at August 4, 2013 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of August 4, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

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

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.00:1.00 as of August 4, 2013. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-four creditors participating in the term loan portion of our senior secured credit facility. As of August 4, 2013, the OHA Funds held approximately 9.97%, or $14,469, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of August 4, 2013, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of August 4, 2013.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Future debt obligations — The following table sets forth our future debt principal payment obligations as of August 4, 2013 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding
at August 4, 2013
1 year or less	$1,500
2 years	1,500
3 years	142,125
4 years	—
5 years	200,000
Thereafter	—

Total future payments	$345,125

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended August 4, 2013	Thirteen Weeks Ended July 29, 2012
Debt-based interest expense	$7,355	$7,699
Amortization of issuance cost and discount	728	579
Capitalized interest	(301)	(156)
Interest income	(58)	(71)

Total interest expense, net	$7,724	$8,051

	Twenty-Six Weeks Ended August 4, 2013	Twenty-Six Weeks Ended July 29, 2012
Debt-based interest expense	$15,044	$15,412
Amortization of issuance cost and discount	1,304	1,330
Capitalized interest	(342)	(207)
Interest income	(140)	(142)

Total interest expense, net	$15,866	$16,393

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

In assessing the realizability of deferred tax assets, at August 4, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,162 for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions as of August 4, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

As of August 4, 2013, we have accrued approximately $648 of unrecognized tax benefits and approximately $312 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $548 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment. As of August 4, 2013, the Company owes D&B Entertainment approximately $6,548 of tax-related balances. Included in income tax payable is $1,533, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal year 2013, we expect to fully utilize approximately $3,177 of available stand-alone federal tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment. As a result of fully utilizing all available federal tax credit carryforwards, future cash tax requirements may be higher.

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

The following table sets forth our lease commitments as of August 4, 2013:

Operating Lease
Obligations
at August 4, 2013
1 year or less	$54,929
2 years	53,645
3 years	52,123
4 years	50,431
5 years	48,356
Thereafter	244,084

Total future payments	$503,568

We have signed operating lease agreements for our stores located in Albany, New York, and Syracuse, New York, which both opened in August 2013, and future sites located in Cary, North Carolina and Livonia, Michigan, which are expected to open in late fiscal 2013. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

Additionally, as of August 4, 2013, we have signed eight lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 6: Condensed Consolidating Financial Information

The senior notes (described in Note 3) are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(312) and $1,778, respectively, for the thirteen week period ended August 4, 2013. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(370) and $899, respectively, for the twenty-six week period ended August 4, 2013. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

August 4, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$95,580	$5,297	$—	$100,877
Property and equipment, net	348,620	5,179	—	353,799
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,389)	—	272,336
Investment in subsidiary	3,682	—	(3,682)	—
Other assets and deferred charges	23,044	486	—	23,530

Total assets	$823,651	$9,573	$(3,682)	$829,542

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$99,710	$5,779	$—	$105,489
Deferred income taxes	23,496	—	—	23,496
Deferred occupancy costs	70,392	112	—	70,504
Other liabilities	13,251	—	—	13,251
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,952	—	—	342,952
Stockholder’s equity	273,850	3,682	(3,682)	273,850

Total liabilities and stockholder’s equity	$823,651	$9,573	$(3,682)	$829,542

February 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$85,696	$6,122	$—	$91,818
Property and equipment, net	333,018	4,221	—	337,239
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,447)	—	272,278
Investment in subsidiary	4,215	—	(4,215)	—
Other assets and deferred charges	23,854	364	—	24,218

Total assets	$799,508	$9,260	$(4,215)	$804,553

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,936	$4,947	$—	$92,883
Deferred income taxes	24,887	—	—	24,887
Deferred occupancy costs	69,446	98	—	69,544
Other liabilities	12,684	—	—	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,579	—	—	343,579
Stockholder’s equity	260,976	4,215	(4,215)	260,976

Total liabilities and stockholder’s equity	$799,508	$9,260	$(4,215)	$804,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

As of August 4, 2013, we owned and operated 62 company-owned locations in 26 states and Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. In August 2013, we opened new stores in Syracuse, New York and Albany, New York. As of September 16, 2013, we had 64 company-owned locations in the United States and Canada. Our stores average 47,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

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

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. We incurred expenses of $169 and $374 during the thirteen and twenty-six weeks ended August 4, 2013, respectively and $172 and $373 during the thirteen and twenty-six weeks ended July 29, 2012, respectively, under the terms of the expense reimbursement agreement. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days prior notice of its intention not to renew.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the second quarter of 2013 relate to the 13 week period ended August 4, 2013. All references to the second quarter of 2012 relate to the 13 week period ended July 29, 2012. All references to the year-to-date fiscal year 2013 period relate to the 26 week period ended August 4, 2013. All references to the year-to-date fiscal year 2012 period relate to the 26 week period ended July 29, 2012. Our 2013 fiscal year will consist of 52 weeks and our 2012 fiscal year consisted of 53 weeks. As a result of the 53 week fiscal year in 2012, our 2013 fiscal year began one week later than our 2012 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on a calendar week basis. Comparable store sales for the second quarter on a calendar week basis compares the results for the period from May 6, 2013 through August 4, 2013

(weeks 14 through 26 of our 2013 fiscal year) to the results for the period from May 7, 2012 through August 5, 2012 (weeks 15 through 27 of our 2012 fiscal year). Comparable store sales for the year-to-date on a calendar week basis compares the results for the period from February 4, 2013 through August 4, 2013 (weeks 1 through 26 of our 2013 fiscal year) to the results for the period from February 6, 2012 through August 5, 2012 (weeks 2 through 27 of our 2012 fiscal year). We believe comparable store sales calculated on a calendar week basis is more indicative of the health of our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue — Revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended August 4, 2013, we derived 33.3% of our total revenue from food sales, 13.8% from beverage sales, 51.9% from amusement sales and 1.0% from other sources. For the twenty-six weeks ended August 4, 2013, we derived 33.3% of our total revenue from food sales, 14.3% from beverage sales, 51.5% from amusement sales and 0.9% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open at the end of the period which have been open for at least a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

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

Cost of products — Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended August 4, 2013, the cost of food products averaged 25.5% of food revenue and the cost of beverage products averaged 24.0% of beverage revenue. The amusement and other cost of products averaged 14.8% of amusement and other revenues. For the twenty-six weeks ended August 4, 2013, the cost of food products averaged 25.5% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 14.4% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Liquidity and cash flows — The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

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

Thirteen Weeks Ended August 4, 2013 Compared to Thirteen Weeks Ended July 29, 2012

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	August 4, 2013		July 29, 2012
Food and beverage revenues	$72,361	47.1%	$71,431	48.3%
Amusement and other revenues	81,362	52.9	76,510	51.7

Total revenues	153,723	100.0	147,941	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	18,122	25.0	17,523	24.5
Cost of amusement and other (as a percentage of amusement and other revenues)	12,050	14.8	11,865	15.5

Total cost of products	30,172	19.6	29,388	19.9
Operating payroll and benefits	35,107	22.8	35,359	23.9
Other store operating expenses	50,580	32.9	50,397	34.0
General and administrative expenses	8,198	5.3	8,840	6.0
Depreciation and amortization expense	16,740	10.9	15,032	10.1
Pre-opening costs	1,970	1.3	559	0.4

Total operating costs	142,767	92.8	139,575	94.3

Operating income	10,956	7.2	8,366	5.7
Interest expense, net	7,724	5.0	8,051	5.5

Income before provision (benefit) for income taxes	3,232	2.2	315	0.2
Provision (benefit) for income taxes	846	0.6	(372)	(0.3)

Net income	$2,386	1.6%	$687	0.5%

Change in comparable store sales (1)		(0.9)%		5.4%

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

Revenues

Total revenues increased $5,782, or 3.9%, in the second quarter of 2013 compared to the second quarter of 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$4,195
Comparable stores	(1,204)
Shift in fiscal year impact	2,929
Other	(138)

Total	$5,782

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results”. We have estimated the shift in comparable store revenues due to the 53rd week in fiscal 2012 to be an increase in sales of $2,766. Comparable store revenue decreased $1,204, or 0.9% in the second quarter of 2013 compared to the comparable 13 weeks of 2012. Comparable walk-in revenues, which accounted for 88.1% of consolidated comparable store revenue in the second quarter of 2013, decreased $1,522, or 1.2% in the second quarter of 2013 compared to the similar period in 2012. Comparable store special events revenues, which accounted for 11.9% of consolidated comparable store revenue in the second quarter of 2013, increased $318 or 2.0% compared to the comparable period in 2012.

The decline in comparable store sales was led by food sales which decreased by $1,269, or 2.6%, to $46,648 in the second quarter of 2013 from $47,917 in the comparable period in 2012. Beverage sales at comparable stores also decreased by $256, or 1.3%, to $19,289 in the second quarter of 2013 from $19,545 in the comparable period in 2012. Partially offsetting these declines was increased amusements and other revenues, which increased by $321, or 0.4%, to $73,473 in the second quarter of 2013 from $73,152 in the 2012 comparison period.

We have estimated the shift in non-comparable store revenue due to the 53rd week in fiscal 2012 to be an increase in sales of $163. The non-comparable store revenue increased by a total of $4,195, or 40.6%, in the second quarter of 2013 compared to the comparable 13 weeks of 2012. The increase in non-comparable store revenue was primarily driven by sales at our Orland Park, Illinois store which opened in the third quarter of 2012, our Dallas, Texas and Boise, Idaho stores which opened in the fourth quarter of 2012, and our Virginia Beach, Virginia store which opened in the second quarter of 2013. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.3% for food, 13.8% for beverage, and 52.9% for amusements and other for the second quarter of 2013. This compares to 34.3%, 14.0%, and 51.7%, respectively, for the second quarter of 2012.

Cost of products

Cost of food and beverage products increased to $18,122 in the second quarter of 2013 compared to $17,523 in the second quarter of 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 50 basis points to 25.0% for the second quarter of 2013 from 24.5% for the second quarter of 2012. Increased cost in our meat and grocery categories was partially offset by reduced seafood costs.

Cost of amusement and other increased to $12,050 in the second quarter of 2013 compared to $11,865 in the second quarter of 2012. The costs of amusement and other, as a percentage of amusement and other revenues decreased 70 basis points to 14.8% for the second quarter of 2013 from 15.5% for the second quarter of 2012. This decrease was primarily driven by a reduction in the redemption cost per tickets redeemed as a result of Winner’s Circle price increases.

Operating payroll and benefits

Operating payroll and benefits decreased by $252, or 0.7%, to $35,107 in the second quarter of 2013 compared to $35,359 in the second quarter of 2012. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 110 basis points to 22.8% for the second quarter of 2013 compared to 23.9% for the second quarter of 2012. The decrease in operating payroll and benefits, as a percentage of revenues, in the second quarter of 2013 compared to the second quarter of 2012 was driven by decreased hourly labor costs and incentive compensation expense and favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $183, or 0.4%, to $50,580 in the second quarter of 2013 compared to $50,397 in the second quarter of 2012. Other store operating expenses as a percentage of total revenues decreased 110 basis points to 32.9% in the second quarter of 2013 compared to 34.0% for the same period of 2012. The decrease in other store operating expenses as a percentage of revenue was driven by a lower loss on game disposals compared to the second quarter of 2012.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $642, or 7.3%, to $8,198 in the second quarter of 2013 compared to $8,840 in the second quarter of 2012. The decrease in general and administrative expenses was primarily driven by decreased incentive compensation expense.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $1,708, or 11.4%, to $16,740 in the second quarter of 2013 compared to $15,032 in the second quarter of 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $1,411 to $1,970 in the second quarter of 2013 compared to $559 in the second quarter of 2012 due to the timing of new store openings. During the second quarter of 2013, our pre-opening costs were primarily attributable to our new stores located at Virginia Beach, Virginia, which opened in the second quarter of 2013, and our Albany, New York and Syracuse, New York stores, which opened in August 2013. During the second quarter of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business in the third quarter of 2012, and our Dallas, Texas store, which opened for business in the fourth quarter of 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $327 to $7,724 in the second quarter of 2013 compared to $8,051 in the second quarter of 2012 due to reduced outstanding balances on the term loan facility, lower interest rates based on the Second Amendment, and higher capitalized interest due to new store construction.

Income tax expense (benefit)

The income tax expense for 2013 was $846 compared to an income tax benefit of $372 for the second quarter of fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at August 4, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,162 for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions as of August 4, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 4, 2013, we have accrued approximately $648 of unrecognized tax benefits and approximately $312 of penalties and interest. During the thirteen weeks ended August 4, 2013, we increased our unrecognized provision by $60 and increased our accrual for interest and penalties by $10. Because of the impact of deferred tax accounting, $548 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2008.

The Company is a member of a consolidated group that includes D&B Entertainment. As of August 4, 2013, the Company owes D&B Entertainment approximately $6,548 of tax related balances. Included in income tax payable is $1.533, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal 2013, we expect to fully utilize approximately $3,177 of available stand-alone federal tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment. As a result of fully utilizing all available federal tax credit carryforwards, future cash tax requirements may be higher.

Twenty-Six Weeks Ended August 4, 2013 Compared to Twenty-Six Weeks Ended July 29, 2012

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Twenty-Six Weeks		Twenty-Six Weeks
	Ended		Ended
	August 4, 2013		July 29, 2012
Food and beverage revenues	$153,272	47.6%	$150,575	48.4%
Amusement and other revenues	168,606	52.4	160,840	51.6

Total revenues	321,878	100.0	311,415	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	38,273	25.0	36,730	24.4
Cost of amusement and other (as a percentage of amusement and other revenues)	24,263	14.4	23,612	14.7

Total cost of products	62,536	19.4	60,342	19.4
Operating payroll and benefits	72,546	22.5	71,969	23.1
Other store operating expenses	98,761	30.7	99,278	31.9
General and administrative expenses	17,922	5.6	17,857	5.7
Depreciation and amortization expense	33,650	10.5	29,827	9.6
Pre-opening costs	2,842	0.9	709	0.2

Total operating costs	288,257	89.6	279,982	89.9

Operating income	33,621	10.4	31,433	10.1
Interest expense, net	15,866	4.9	16,393	5.3

Income before provision for income taxes	17,755	5.5	15,040	4.8
Provision for income taxes	5,340	1.7	3,369	1.1

Net income	$12,415	3.8%	$11,671	3.7%

Change in comparable store sales (1)		0.5%		2.4%
Company owned stores open at end of period (2)		62		59 (3)
Comparable stores open at end of period (1)		55		55 (3)

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

(2)	The number of stores open excludes one franchise location in Canada that ceased operations on May 31, 2013.
(3)	Our location in Dallas, Texas, which was permanently closed on December 17, 2012, was included in our 2012 store count.

Revenues

Total revenues increased $10,463, or 3.4%, in the twenty-six weeks ended August 4, 2013 compared to the twenty-six weeks ended July 29, 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$8,120
Comparable stores	1,415
Shift in fiscal year impact	1,574
Other	(646)

Total	$10,463

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results”. We have estimated the shift in comparable store revenues due to the 53rd week in fiscal 2012 to be an increase in sales of $1,696. Comparable store revenue increased $1,415, or 0.5% in the twenty-six weeks ended August 4, 2013 compared to the comparable period in 2012. Comparable walk-in revenues, which accounted for 89.1% of consolidated comparable store revenue in the twenty-six weeks ended August 4, 2013, increased $851, or 0.3% compared to the similar period in 2012. Comparable store special events revenues, which accounted for 10.9% of consolidated comparable store revenue in the twenty-six weeks ended August 4, 2013, increased $564 or 1.8% compared to the comparable period in 2012.

Sales growth was led by amusement revenue. Comparable store amusements and other revenues in the twenty-six weeks ended August 4, 2013 increased by $2,093, or 1.4%, to $152,186 from $150,093 in the 2012 comparison period. The growth over 2012 in amusement sales was driven by Power Card up-sell initiatives and higher buy ins. Beverage sales at comparable stores increased by $72, or 0.2%, to $42,125 in the twenty-six weeks ended August 4, 2013 from $42,053 in the comparable period in 2012. Partially offsetting these increases was decreased food sales, which decreased by $750, or 0.8%, to $97,261 in the twenty-six weeks ended August 4, 2013 from $98,011 in the comparable period in 2012.

We have estimated the shift in non-comparable store revenue due to the 53rd week in fiscal 2012 to be a reduction in sales of $122. The non-comparable store revenue increased by a total of $8,120, or 35.4%, in the twenty-six weeks ended August 4, 2013 compared to the comparable period in 2012. The increase in non-comparable store revenue was primarily driven by sales at our Orland Park, Illinois store which opened in the third quarter of 2012, our Dallas, Texas and Boise, Idaho stores which opened in the fourth quarter of 2012, and our Virginia Beach, Virginia store which opened in the second quarter of 2013. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.3% for food, 14.3% for beverage, and 52.4% for amusements and other for the twenty-six weeks ended August 4, 2013. This compares to 33.8%, 14.6%, and 51.6%, respectively, for the twenty-six weeks ended July 29, 2012.

Cost of products

Cost of food and beverage products increased to $38,273 in the twenty-six weeks ended August 4, 2013 compared to $36,730 in the twenty-six weeks ended July 29, 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 25.0% for the twenty-six weeks ended August 4, 2013 from 24.4% for the twenty-six weeks ended July 29, 2012. Increased cost in our meat and grocery categories was partially offset by reduced seafood costs.

Cost of amusement and other increased to $24,263 in the twenty-six weeks ended August 4, 2013 compared to $23,612 in the twenty-six weeks ended July 29, 2012. The costs of amusement and other, as a percentage of amusement and other revenues decreased 30 basis points to 14.4% for the twenty-six weeks ended August 4, 2013 from 14.7% for the twenty-six weeks ended July 29, 2012. This decrease was primarily driven by a reduction in the redemption cost per tickets redeemed as a result of Winner’s Circle price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $577, or 0.8%, to $72,546 in the twenty-six weeks ended August 4, 2013 compared to $71,969 in the twenty-six weeks ended July 29, 2012, primarily due to new store openings during late fiscal 2012. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 60 basis points to 22.5% for the twenty-six weeks ended August 4, 2013 compared to 23.1% for the twenty-six weeks ended July 27, 2012. The decrease in operating payroll and benefits, as a percentage of revenues, in the twenty-six weeks ended August 4, 2013 compared to the twenty-six weeks ended July 29, 2012 was driven primarily by decreased hourly labor and incentive compensation expense and favorable health insurance claims experience. These decreases were partially offset by higher management labor costs.

Other store operating expenses

Other store operating expenses decreased by $517, or 0.5%, to $98,761 in the twenty-six weeks ended August 4, 2013 compared to $99,278 in the twenty-six weeks ended July 29, 2012. Other store operating expenses as a percentage of total revenues decreased 120 basis points to 30.7% in the twenty-six weeks ended August 4, 2013 compared to 31.9% for the same period of 2012. The decrease in other store operating expenses as a percentage of revenue was driven by reduced cost of marketing due to strategic shifts in media and lower losses from game disposals.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses increased by $65, or 0.4%, to $17,922 in the twenty-six weeks ended August 4, 2013 compared to $17,857 in the twenty-six weeks ended July 29, 2012.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $3,823, or 12.8%, to $33,650 in the twenty-six weeks ended August 4, 2013 compared to $29,827 in the twenty-six weeks ended July 29, 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $2,133 to $2,842 in the twenty-six weeks ended August 4, 2013 compared to $709 in the twenty-six weeks ended July 29, 2012 due to the timing of new store openings. During the twenty-six weeks of 2013, our pre-opening costs were primarily attributable to new stores located at Virginia Beach, Virginia, which opened in the second quarter of 2013, and our Albany, New York and Syracuse, New York stores, which opened in August 2013. During the same period of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business during the third quarter of 2012, and our Dallas, Texas store, which opened for business during the fourth quarter of 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $527 to $15,866 in the twenty-six weeks ended August 4, 2013 compared to $16,393 in the twenty-six weeks ended July 29, 2012. This decrease was primarily due to reduced outstanding balances on the term loan facility, lower interest rates based on the Second Amendment, and higher capitalized interest due to new store construction.

Income tax expense

The income tax expense for 2013 was $5,340 compared to an income tax expense of $3,369 for the twenty-six weeks of fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at August 4, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,162 for deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions as of August 4, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 4, 2013, we have accrued approximately $648 of unrecognized tax benefits and approximately $312 of penalties and interest. During the twenty-six weeks ended August 4, 2013, we increased our unrecognized provision by $177 and increased our accrual for interest and penalties by $21. Because of the impact of deferred tax accounting, $548 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2008.

The Company is a member of a consolidated group that includes D&B Entertainment. As of August 4, 2013, the Company owes D&B Entertainment approximately $6,548 of tax related balances. Included in income tax payable is $1,533, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal 2013, we expect to fully utilize approximately $3,177 of available stand-alone federal tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment. As a result of fully utilizing all available federal tax credit carryforwards, future cash tax requirements may be higher.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of August 4, 2013, we had cash and cash equivalents of $55,322, net working capital deficit of $4,612 and outstanding debt obligations of $345,125 ($344,452 net of discount). We also had $44,330 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We currently have negative working capital and anticipate that in the future we will have negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our senior secured credit facility and senior notes.

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

As of August 4, 2013, we expect our short-term liquidity requirements to include (a) approximately $135,000 of capital expenditures (net of cash contributions from landlords), (b) scheduled debt service payments of $31,919, including $1,500 in principal payments and $30,419 in interest, (c) lease obligation payments of $54,929 and (d) estimated cash tax payments of approximately $2,900.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of August 4, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,125 ($144,452, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at August 4, 2013 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.4% for the twenty-six weeks ended August 4, 2013.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of August 4, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

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

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. On the last day of each calendar quarter, we will be required to pay a commitment fee on the average daily unused portion of the revolving credit facilities (with swingline loans not deemed, for these purposes, to be a utilization of the revolving credit facility). Our senior secured credit facility requires scheduled quarterly payments of principal on the term loans near the end of each of the fiscal quarters in aggregate annual amounts equal to a percentage of the original aggregate principal amount of the term loan with the balance payable on the maturity date. Our senior secured credit facility requires us to make mandatory debt prepayments to the extent that we have excess cash flow, as defined by the facility, in any completed fiscal year. During the first quarter of fiscal 2013 we made a $608 debt prepayment based on our fiscal 2012 excess cash flow. The excess cash flow prepayment represented early payment of $375 in principal which was due on April 30, 2013 and $233 in principal which was due on July 30, 2013.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-four creditors participating in the term loan portion of our senior secured credit facility. As of August 4, 2013, the OHA Funds held approximately 9.97%, or $14,469, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of August 4, 2013, our $200,000 of senior notes had an approximate fair value of $219,500 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of August 4, 2013.

Covenants — Our senior secured credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, will limit our ability and the ability of our subsidiaries to incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, and acquire other businesses or sell assets. In addition, under our senior secured credit facility, we will be required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The indenture under which the senior notes have been issued also contain similar covenants and events of defaults.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended August 4, 2013	Ended July 29, 2012
Net cash provided by (used in):
Operating activities	$66,332	$47,686
Investing activities	(45,559)	(25,895)
Financing activities	(1,568)	(750)

Net cash provided by operating activities was $66,332 for the twenty-six weeks ended August 4, 2013 compared to cash provided by operating activities of $47,686 for the twenty-six weeks ended July 29, 2012. Improved cash flows from operations in the twenty-six weeks ended August 4, 2013 compared to the twenty-six weeks ended July 29, 2012 were driven primarily by additional non-comparable store sales, increased comparable stores revenues, lower operating payroll and benefits expenses due to decrease in hourly labor and incentive compensation expense and lower other store operating expenses due to reduced cost of marketing.

Net cash used in investing activities was $45,559 for the twenty-six weeks ended August 4, 2013 compared to $25,895 for the twenty-six weeks ended July 29, 2012. Net cash used in investing activities increased mainly due to increase in capital expenditures. Capital expenditures totalled $45,684 (excluding approximately $5,423 in fixed asset related accrued liabilities) for the twenty-six weeks ended August 4, 2013 and reflect a $19,714 increase in capital spending over the first twenty-six week period of fiscal 2012. New store capital expenditures increased $15,281 during the twenty-six weeks of fiscal 2013 related primarily to construction of our Virginia Beach, Virginia store, which opened during the second quarter of 2013, our Albany, New York and Syracuse, New York stores which opened in August 2013, and our Cary, North Carolina and Livonia, Michigan stores projected to open in third and fourth quarter of 2013, respectively. Capital expenditures related to the major remodel project on seven existing stores and several smaller scale remodel projects increased $5,601 during the twenty-six weeks of 2013. Partially offsetting increased expenditures related to new store openings and remodel projects was decreased maintenance expenditures of $1,166 in the twenty-six weeks ended August 4, 2013 compared to the twenty-six weeks ended July 29, 2012.

Net cash used by financing activities was $1,568 for the twenty-six weeks ended August 4, 2013 compared to cash used in financing activities of $750 for the twenty-six weeks ended July 29, 2012. Net cash used in investing activities increased due to the costs related to the Second Amendment to the senior secured credit facility in the second quarter of fiscal 2013.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $113,000 and $120,000 ($97,000 to $103,000 net of cash contributions from landlords) in capital expenditures during fiscal 2013. The fiscal 2013 expenditures are expected to include approximately $88,000 to $95,000 ($72,000 to $78,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, including seven store remodels, $11,000 for game refreshment and $14,000 in maintenance capital. A portion of the 2013 new store expenditures is related to stores that will be under construction in 2013 but will not be open until 2014.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of August 4, 2013:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$145,125	$1,500	$143,625	$—	$—
Senior notes	200,000	—	—	200,000	—
Interest requirements (2)	133,318	30,419	58,899	44,000	—
Operating leases (3)	503,568	54,929	105,768	98,787	244,084

Total	$982,011	$86,848	$308,292	$342,787	$244,084

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of August 4, 2013, we had no borrowings under the revolving credit facility, borrowings of $145,125 ($144,452 net of discount) under the term facility and $5,670 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at August 4, 2013.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our second quarter ended August 4, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: September 17, 2013	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 17, 2013	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer