Form 10-Q
period 2013-11-03
DAVE & BUSTERS INC
filed 2013-12-17
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2013

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of December 16, 2013, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED NOVEMBER 3, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 3,	February 3,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,368	$36,117
Inventories	15,713	14,849
Prepaid expenses	9,837	9,371
Deferred income taxes	16,338	18,209
Income taxes receivable	284	1,120
Other current assets	5,720	12,152

Total current assets	93,260	91,818
Property and equipment (net of $181,199 and $139,457 accumulated depreciation as of November 3, 2013 and February 3, 2013, respectively)	368,507	337,239
Tradenames	79,000	79,000
Goodwill	272,341	272,278
Other assets and deferred charges	22,399	24,218

Total assets	$835,507	$804,553

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	36,002	23,878
Accrued liabilities (Note 2)	78,021	67,124
Income taxes payable	1,641	192
Deferred income taxes	498	189

Total current liabilities	117,662	92,883
Deferred income taxes	21,843	24,887
Deferred occupancy costs	72,805	69,544
Other liabilities	13,178	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,638	343,579
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of November 3, 2013 and February 3, 2013	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	247,838	246,929
Accumulated other comprehensive income	76	252
Retained earnings	19,467	13,795

Total stockholder’s equity	267,381	260,976

Total liabilities and stockholder’s equity	$835,507	$804,553

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Thirteen Weeks Ended November 3, 2013	Thirteen Weeks Ended October 28 , 2012
Food and beverage revenues	$69,236	$63,159
Amusement and other revenues	73,094	67,907

Total revenues	142,330	131,066
Cost of food and beverage	17,715	15,716
Cost of amusement and other	10,992	10,505

Total cost of products	28,707	26,221
Operating payroll and benefits	36,170	33,735
Other store operating expenses	51,346	44,595
General and administrative expenses	8,983	12,242
Depreciation and amortization expense	15,683	15,746
Pre-opening costs	2,333	1,089

Total operating costs	143,222	133,628

Operating loss	(892)	(2,562)
Interest expense, net	7,787	7,979

Loss before benefit for income taxes	(8,679)	(10,541)
Benefit for income taxes	(1,936)	(8,920)

Net loss	(6,743)	(1,621)

Unrealized foreign currency translation gain (loss), net of taxes	(13)	20

Total comprehensive loss	$(6,756)	$(1,601)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28 , 2012
Food and beverage revenues	$222,508	$213,734
Amusement and other revenues	241,700	228,747

Total revenues	464,208	442,481
Cost of food and beverage	55,988	52,446
Cost of amusement and other	35,255	34,117

Total cost of products	91,243	86,563
Operating payroll and benefits	108,716	105,704
Other store operating expenses	150,107	143,873
General and administrative expenses	26,905	30,099
Depreciation and amortization expense	49,333	45,573
Pre-opening costs	5,175	1,798

Total operating costs	431,479	413,610

Operating income	32,729	28,871
Interest expense, net	23,653	24,372

Income before provision (benefit) for income taxes	9,076	4,499
Provision (benefit) for income taxes	3,404	(5,551)

Net income	5,672	10,050

Unrealized foreign currency translation gain (loss), net of taxes	(176)	16

Total comprehensive income	$5,496	$10,066

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	November 3, 2013	October 28, 2012
Cash flows from operating activities:
Net income	$5,672	$10,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,333	45,573
Debt costs and discount amortization	1,939	1,908
Deferred income tax expense (benefit)	630	(9,320)
Loss on disposal of fixed assets	2,185	1,952
Share-based compensation charges	909	866
Other, net	581	133
Changes in assets and liabilities:
Inventories	(864)	(108)
Prepaid expenses	(364)	929
Income taxes receivable	836	—
Other current assets	6,283	843
Other assets and deferred charges	(72)	833
Accounts payable	4,665	2,387
Accrued liabilities	10,908	9,192
Income taxes payable	(2,195)	(629)
Deferred occupancy costs	3,250	(634)
Other liabilities	2,598	3,140

Net cash provided by operating activities	86,294	67,115

Cash flows from investing activities:
Capital expenditures	(75,308)	(50,246)
Proceeds from sales of property and equipment	208	265

Net cash used in investing activities	(75,100)	(49,981)

Cash flows from financing activities:
Repayments of senior secured credit facility	(1,125)	(1,125)
Debt issuance costs	(818)	—

Net cash used in financing activities	(1,943)	(1,125)

Increase in cash and cash equivalents	9,251	16,009
Beginning cash and cash equivalents	36,117	33,684

Ending cash and cash equivalents	$45,368	$49,693

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,008	$1,830
Cash paid for interest and related debt fees, net of amounts capitalized	$16,429	$17,223

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of November 3, 2013, there were 64 company-owned locations in the United States and Canada. Subsequent to November 3, 2013, we opened new stores in Cary, North Carolina and Livonia, Michigan in November and December 2013, respectively. As of December 16, 2013, we had 66 company-owned locations in the United States and Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ending February 2, 2014 will consist of 52 weeks. Our fiscal year ended February 3, 2013 consisted of 53 weeks. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Delaware corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively “Oak Hill Funds”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

D&B Entertainment owns no other significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no other significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and thirty-nine weeks ended November 3, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 2, 2014. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended February 3, 2013 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

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

Related party transactions — From time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B Entertainment for certain tax-related matters. We had a net payable of $5,115 and $3,349 as of November 3, 2013 and February 3, 2013, respectively. This payable balance includes $1,739 related to income taxes which is included in “Income taxes payable” with the remaining balance included in “Other liabilities” in the Company’s Consolidated Balance Sheet.

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

Recent Accounting Pronouncements

        Accounting Guidance Adopted— In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. ASU No. 2013-02 is effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have an impact on the Company’s financial position, results of operations or cash flows.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Accounting Guidance Not Yet Adopted—In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We review our intangible assets for impairment in our fourth quarter unless circumstances require this analysis to be completed sooner. We do not expect the provisions of ASU No. 2012-02 to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect the provisions of ASU No. 2013-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	November 3, 2013	February 3, 2013
Compensation and benefits	$14,013	$15,205
Deferred amusement revenue	13,184	11,675
Interest	9,734	4,242
Amusement redemption liability	9,006	7,144
Rent	8,947	8,902
Property taxes	4,411	2,884
Deferred gift card revenue	3,402	4,028
Sales and use taxes	3,319	4,282
Current portion of long-term insurance reserves	3,000	3,000
Other	9,005	5,762

Total accrued liabilities	$78,021	$67,124

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	November 3, 2013	February 3, 2013
Senior secured credit facility—term	$144,750	$145,875
Senior notes	200,000	200,000

Total debt outstanding	344,750	345,875
Unamortized debt discount	(612)	(796)
Less current installments	(1,500)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$342,638	$343,579

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of November 3, 2013, we had no borrowings under the revolving credit facility, borrowings of $144,750 ($144,138, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at November 3, 2013 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

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

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of November 3, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin by 0.75% per annum based on a consolidated leverage ratio greater than or equal to 2.75:1.00. If our consolidated leverage ratio is less than 2.75:1.00, the applicable term loan margin will be reduced further by 0.25% for periods subsequent to fiscal 2013. Additionally, the Second Amendment reduced the LIBOR floor used in setting rates by 0.25%.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.00:1.00 as of November 3, 2013. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-three creditors participating in the term loan portion of our senior secured credit facility. As of November 3, 2013, the OHA Funds held approximately 9.97%, or $14,431, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners and is not under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of November 3, 2013, our $200,000 of senior notes had an approximate fair value of $219,800 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of November 3, 2013.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Future debt obligations — The following table sets forth our future debt principal payment obligations as of November 3, 2013 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding
at November 3, 2013
1 year or less	$1,500
2 years	1,500
3 years	141,750
4 years	—
5 years	200,000
Thereafter	—

Total future payments	$344,750

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks Ended November 3, 2013	Thirteen Weeks Ended October 28, 2012
Debt-based interest expense	$7,319	$7,704
Amortization of issuance cost and discount	635	578
Interest income	(69)	(71)
Less capitalized interest	(98)	(232)

Total interest expense, net	$7,787	$7,979

	Thirty-Nine Weeks Ended November 3, 2013	Thirty-Nine Weeks Ended October 28, 2012
Debt-based interest expense	$22,363	$23,116
Amortization of issuance cost and discount	1,939	1,908
Interest income	(209)	(213)
Less capitalized interest	(440)	(439)

Total interest expense, net	$23,653	$24,372

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

In assessing the realizability of deferred tax assets, at November 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,164 for deferred tax assets associated with state taxes and uncertain tax positions as of November 3, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

As of November 3, 2013, we have accrued approximately $659 of unrecognized tax benefits and approximately $323 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $555 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment. As of November 3, 2013, the Company owes D&B Entertainment approximately $4,650 of tax-related balances. Included in income tax payable is $666, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal year 2013, we expect to utilize approximately $3,540 of available stand-alone federal tax credit carryforwards which reduced our estimated stand-alone cash tax liability to D&B Entertainment. As of February 2, 2014, we expect to have approximately $639 of available stand-alone federal tax credit carryforwards. As a result of having less federal tax credit carryforwards available to offset future stand-alone cash tax liabilities, future cash tax requirements may be higher.

Note 5: Commitments and Contingencies

On November 14, 2013, the Company filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda, Maryland. The landlord has alleged that the Company is in default of certain lease agreement provisions which restrict our ability to operate other D&B facilities within a prescribed distance of the Bethesda location. We believe that the lease provisions cited by the landlord are not legally enforceable and that the Company has the right to operate all facilities for the duration of the original lease term and any available lease extension periods. The Company’s net investment in non-transferrable assets related to this location was less than $1,000 as of November 3, 2013. The timing of a judicial decision on this matter as well as any potential financial impact regarding this matter is unknown at this time. Accordingly, no provision for gain or loss related to the ultimate resolution of this lawsuit has been provided in the accompanying financial statements. All disclosures related to lease obligations included herein do not contemplate early termination of any lease.

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

The following table sets forth our lease commitments as of November 3, 2013:

Operating Lease
Obligations
at November 3, 2013
1 year or less	$56,603
2 years	55,898
3 years	54,137
4 years	52,371
5 years	49,572
Thereafter	277,755

Total future payments	$546,336

We have signed operating lease agreements for our stores located in Cary, North Carolina and Livonia, Michigan, which opened in November and December 2013 respectively, and future sites located in Westchester, CA and Vernon Hills, IL, which are expected to open in early fiscal 2014. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

Additionally, as of November 3, 2013, we have signed nine lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

As of December 16, 2013, we have executed an extension to one existing lease and the landlord further fulfilled their obligations in another lease resulting in future commitments of approximately $10,500 related to these agreements that were not included in the table above.

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

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(149) and $(176), respectively, for the thirteen week period ended November 3, 2013. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(519) and $723, respectively, for the thirty-nine week period ended November 3, 2013. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

November 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$87,179	$6,081	$—	$93,260
Property and equipment, net	363,509	4,998	—	368,507
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,384)	—	272,341
Investment in subsidiary	3,520	—	(3,520)	—
Other assets and deferred charges	21,996	403	—	22,399

Total assets	$828,929	$10,098	$(3,520)	$835,507

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$111,204	$6,458	$—	$117,662
Deferred income taxes	21,843	—	—	21,843
Deferred occupancy costs	72,685	120	—	72,805
Other liabilities	13,178	—	—	13,178
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,638	—	—	342,638
Stockholder’s equity	267,381	3,520	(3,520)	267,381

Total liabilities and stockholder’s equity	$828,929	$10,098	$(3,520)	$835,507

February 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$85,696	$6,122	$—	$91,818
Property and equipment, net	333,018	4,221	—	337,239
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,447)	—	272,278
Investment in subsidiary	4,215	—	(4,215)	—
Other assets and deferred charges	23,854	364	—	24,218

Total assets	$799,508	$9,260	$(4,215)	$804,553

	Issuer and Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,936	$4,947	$—	$92,883
Deferred income taxes	24,887	—	—	24,887
Deferred occupancy costs	69,446	98	—	69,544
Other liabilities	12,684	—	—	12,684
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,579	—	—	343,579
Stockholder’s equity	260,976	4,215	(4,215)	260,976

Total liabilities and stockholder’s equity	$799,508	$9,260	$(4,215)	$804,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

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

General

We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. Founded in 1982, the core of our concept is to offer our guest base the opportunity to “Eat Drink Play®” all in one location, through a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items combined with an extensive assortment of entertainment attractions, including large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events, skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Our guests are primarily a balanced mix of men and women aged 21 to 39, and we are also an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of November 3, 2013, we owned and operated 64 company-owned locations in 26 states and Canada. Subsequent to November 3, 2013, we opened new stores in Cary, North Carolina and Livonia, Michigan in November and December 2013, respectively. As of December 16, 2013, we had 66 company-owned locations in the United States and Canada. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. Our stores average 46,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

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

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the Acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. We incurred expenses of $178 and $552 during the thirteen and thirty-nine weeks ended November 3, 2013, respectively and $481 and $855 during the thirteen and thirty-nine weeks ended October 28, 2012, respectively, under the terms of the expense reimbursement agreement. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days prior notice of its intention not to renew.

Presentation of Operating Results

        We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the third quarter of 2013 relate to the 13 week period ended November 3, 2013. All references to the third quarter of 2012 relate to the 13 week period ended October 28, 2012. All references to the year-to-date fiscal year 2013 period relate to the 39 week period ended November 3, 2013. All references to the year-to-date fiscal year 2012 period relate to the 39 week period ended October 28, 2012. Our 2013 fiscal year will consist of 52 weeks and our 2012 fiscal year consisted of 53 weeks. As a result of the 53 week fiscal year in 2012, our 2013 fiscal year began one week later than our 2012 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on a calendar week basis.

Comparable store sales for the third quarter on a calendar week basis compares the results for the period from August 5, 2013 through November 3, 2013 (weeks 27 through 39 of our 2013 fiscal year) to the results for the period from August 6, 2012 through November 4, 2012 (weeks 28 through 40 of our 2012 fiscal year). Comparable store sales for the year-to-date on a calendar week basis compares the results for the period from February 4, 2013 through November 3, 2013 (weeks 1 through 39 of our 2013 fiscal year) to the results for the period from February 6, 2012 through November 4, 2012 (weeks 2 through 40 of our 2012 fiscal year). We believe comparable store sales calculated on a calendar week basis is more indicative of the health of our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue —Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended November 3, 2013, we derived 33.1% of our total revenue from food sales, 15.5% from beverage sales, 50.6% from amusement sales and 0.8% from other sources. For the thirty-nine weeks ended November 3, 2013, we derived 33.2% of our total revenue from food sales, 14.7% from beverage sales, 51.2% from amusement sales and 0.9% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define our comparable store base to include those stores open at the end of the period which have been open for at least a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat, Play, Win Combo.” The “Eat, Play, Win Combo” allows customers to purchase a variety of entrée and game card pairings at various discounted fixed price levels and receive tickets that can be redeemed for prizes as part of the offering. Our “Half-Price Game Play Wednesdays” offer allows guests to play virtually all of our games for one-half of the regular price on Wednesdays. We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our guests to play certain new games for free as a way to introduce those new games.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended November 3, 2013, the cost of food products averaged 26.3% of food revenue and the cost of beverage products averaged 24.1% of beverage revenue. The amusement and other cost of products averaged 15.0% of amusement and other revenues. For the thirty-nine weeks ended November 3, 2013, the cost of food products averaged 25.8% of food revenue and the cost of beverage products averaged 23.8% of beverage revenue. The amusement and other cost of products averaged 14.6% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Thirteen Weeks Ended November 3, 2013 Compared to Thirteen Weeks Ended October 28, 2012

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 3, 2013		October 28, 2012
Food and beverage revenues	$69,236	48.6%	$63,159	48.2%
Amusement and other revenues	73,094	51.4	67,907	51.8

Total revenues	142,330	100.0	131,066	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,715	25.6	15,716	24.9
Cost of amusement and other (as a percentage of amusement and other revenues)	10,992	15.0	10,505	15.5

Total cost of products	28,707	20.2	26,221	20.0
Operating payroll and benefits	36,170	25.4	33,735	25.7
Other store operating expenses	51,346	36.1	44,595	34.0
General and administrative expenses	8,983	6.3	12,242	9.3
Depreciation and amortization expense	15,683	11.0	15,746	12.0
Pre-opening costs	2,333	1.6	1,089	0.8

Total operating costs	143,222	100.6	133,628	101.8

Operating loss	(892)	(0.6)	(2,562)	(1.8)
Interest expense, net	7,787	5.5	7,979	6.1

Loss before benefit for income taxes	(8,679)	(6.1)	(10,541)	(7.9)
Benefit for income taxes	(1,936)	(1.4)	(8,920)	(6.8)

Net loss	$(6,743)	(4.7)%	$(1,621)	(1.1)%

Change in comparable store sales (1)		2.4%		3.9%

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The change in comparable store sales for fiscal 2013 has been calculated on a comparable calendar week basis as described previously.

Revenues

Total revenues increased $11,264, or 8.6%, in the third quarter of 2013 compared to the third quarter of 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$12,350
Comparable stores	2,811
Shift in fiscal year impact	(3,402)
Other	(495)

Total	$11,264

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results.” We have estimated the shift in comparable store revenues due to the 53rd week in fiscal 2012 to be a decrease in sales of $3,335. Comparable store revenue increased $2,811, or 2.4% in the third quarter of 2013 compared to the comparable 13 weeks of 2012. Comparable walk-in revenues, which accounted for 89.1% of consolidated comparable store revenue in the third quarter of 2013, increased $2,231, or 2.1% in the third quarter of 2013 compared to the similar period in 2012. Comparable store special events revenues, which accounted for 10.9% of consolidated comparable store revenue in the third quarter of 2013, increased $580 or 4.6% compared to the comparable period in 2012.

Comparable stores sales growth was led by amusement and other revenues. Comparable store amusement and other revenues in the third quarter of 2013 increased by $1,266, or 2.1%, to $61,174 from $59,908 in the 2012 comparison period. The growth in amusement sales was driven by Power Card up-sell initiatives and buy-ins at higher denominations. Food sales increased by $867, or 2.2%, to $40,095 in the third quarter of 2013 from $39,228 in the comparable period in 2012. Beverage sales at comparable stores also increased by $678, or 3.7%, to $19,045 in the third quarter of 2013 from $18,367 in the comparable period in 2012. The increase in food and beverage revenues is due in part to increased televised sports viewing and related promotions in the third quarter of 2013.

We have estimated the shift in non-comparable store revenue due to the 53rd week in fiscal 2012 to be a decrease in sales of $67. The non-comparable store revenue increased by a total of $12,350, or 130.7%, in the third quarter of 2013 compared to the comparable 13 weeks of 2012. The increase in non-comparable store revenue was primarily driven by sales at our Dallas, Texas store which opened for business in the fourth quarter of 2012, our Virginia Beach, Virginia store which opened for business in the second quarter of 2013, and our Albany, New York and Syracuse, New York stores which opened for business in the third quarter of 2013. The revenue gains achieved in our new store openings were partially offset by the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.1% for food, 15.5% for beverage, and 51.4% for amusements and other for the third quarter of 2013. This compares to 33.0%, 15.2%, and 51.8%, respectively, for the third quarter of 2012.

Cost of products

Cost of food and beverage products increased to $17,715 in the third quarter of 2013 compared to $15,716 in the third quarter of 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 25.6% for the third quarter of 2013 from 24.9% for the third quarter of 2012. Increased cost in our meat, seafood and grocery categories was partially offset by reduced poultry costs.

Cost of amusement and other increased to $10,992 in the third quarter of 2013 compared to $10,505 in the third quarter of 2012. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 50 basis points to 15.0% for the third quarter of 2013 from 15.5% for the third quarter of 2012. This decrease was primarily driven by a reduction in the redemption cost per ticket redeemed as a result of Winner’s Circle price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $2,435, or 7.2%, to $36,170 in the third quarter of 2013 compared to $33,735 in the third quarter of 2012. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 25.4% for the third quarter of 2013 compared to 25.7% for the third quarter of 2012. The decrease in operating payroll and benefits, as a percentage of revenues, in the third quarter of 2013 compared to the third quarter of 2012 was driven by decreased incentive compensation expense and favorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $6,751, or 15.1%, to $51,346 in the third quarter of 2013 compared to $44,595 in the third quarter of 2012. Other store operating expenses as a percentage of total revenues increased 210 basis points to 36.1% in the third quarter of 2013 compared to 34.0% for the same period of 2012. The increase in other store operating expenses, as a percentage of revenue, was primarily driven by increased national marketing spend related to three additional weeks of television advertising in the current quarter compared to the third quarter of 2012 and higher losses on fixed asset disposals related to parking lot and exterior refresh projects in the third quarter of 2013. These increases were partially offset by favorable claims experiences in worker’s compensation and general liability insurance.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $3,259, or 26.6%, to $8,983 in the third quarter of 2013 compared to $12,242 in the third quarter of 2012. The decrease in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment’s common stock in the third quarter of 2012. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes. Decreased incentive compensation expense in the third quarter of 2013 compared to the third quarter of 2012 also contributed to the lower general and administrative expense.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense decreased by $63, or 0.4%, to $15,683 in the third quarter of 2013 compared to $15,746 in the third quarter of 2012. The decrease was driven by higher depreciation associated with major remodeling projects at nine stores in 2012 and one store in Dallas, Texas which closed in December 2012. These decreases were offset by higher depreciation in the third quarter of 2013 associated with new store openings.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $1,244 to $2,333 in the third quarter of 2013 compared to $1,089 in the third quarter of 2012 due to the timing of new store openings. During the third quarter of 2013, our pre-opening costs were primarily attributable to our Albany, New York and Syracuse, New York stores which opened for business in the third quarter of 2013, our Cary, North Carolina store which opened for business in November 2013, and our Livonia, Michigan store which opened for business in December 2013, as well as a future site located in Westchester, California, which is expected to open in early fiscal 2014. During the third quarter of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business in the third quarter of 2012, and our Dallas, Texas and Boise, Idaho stores, which opened for business in the fourth quarter of 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $192 to $7,787 in the third quarter of 2013 compared to $7,979 in the third quarter of 2012 due to lower interest rates based on the Second Amendment.

Income tax benefit

The income tax benefit for the third quarter of 2013 was $1,936 compared to an income tax benefit of $8,920 for the third quarter of fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at November 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,164 for deferred tax assets associated with state taxes and uncertain tax positions as of November 3, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. During the third quarter of fiscal 2012, we recorded a $6,662 reduction to our previously established valuation allowance related to the assessed realization of federal tax benefits associated with our deferred tax assets.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 3, 2013, we have accrued approximately $659 of unrecognized tax benefits and approximately $323 of penalties and interest. During the thirteen weeks ended November 3, 2013, we increased our unrecognized provision by $11 and increased our accrual for interest and penalties by $11. Because of the impact of deferred tax accounting, $555 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

Thirty-Nine Weeks Ended November 3, 2013 Compared to Thirty-Nine Weeks Ended October 28, 2012

Results of Operations — The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	November 3, 2013		October 28, 2012
Food and beverage revenues	$222,508	47.9%	$213,734	48.3%
Amusement and other revenues	241,700	52.1	228,747	51.7

Total revenues	464,208	100.0	442,481	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	55,988	25.2	52,446	24.5
Cost of amusement and other (as a percentage of amusement and other revenues)	35,255	14.6	34,117	14.9

Total cost of products	91,243	19.7	86,563	19.6
Operating payroll and benefits	108,716	23.4	105,704	23.9
Other store operating expenses	150,107	32.3	143,873	32.5
General and administrative expenses	26,905	5.8	30,099	6.8
Depreciation and amortization expense	49,333	10.6	45,573	10.3
Pre-opening costs	5,175	1.1	1,798	0.4

Total operating costs	431,479	92.9	413,610	93.5

Operating income	32,729	7.1	28,871	6.5
Interest expense, net	23,653	5.1	24,372	5.5

Income before provision (benefit) for income taxes	9,076	2.0	4,499	1.0
Provision (benefit) for income taxes	3,404	0.7	(5,551)	(1.3)

Net income	$5,672	1.3%	$10,050	2.3%

Change in comparable store sales (1)		1.0%		2.8%
Company owned stores open at end of period (2)		64		60 (3)
Comparable stores open at end of period (1)		55		55 (3)

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

(2)	The number of stores open excludes one franchise location in Canada that ceased operations on May 31, 2013.
(3)	Our location in Dallas, Texas, which was permanently closed on December 17, 2012, was included in our 2012 store count.

Revenues

Total revenues increased $21,727, or 4.9%, in the thirty-nine weeks ended November 3, 2013 compared to the thirty-nine weeks ended October 28, 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$20,470
Comparable stores	4,226
Shift in fiscal year impact	(1,828)
Other	(1,141)

Total	$21,727

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results.” We have estimated the shift in comparable store revenues due to the 53rd week in fiscal 2012 to be a decrease in sales of $1,639. Comparable store revenue increased $4,226, or 1.0 % in the thirty-nine weeks ended November 3, 2013 compared to the comparable period in 2012. Comparable walk-in revenues, which accounted for 89.1% of consolidated comparable store revenue in the thirty-nine weeks ended November 3, 2013, increased $3,082, or 0.8% compared to the similar period in 2012. Comparable store special events revenues, which accounted for 10.9% of consolidated comparable store revenue in the thirty-nine weeks ended November 3, 2013, increased $1,144 or 2.6% compared to the comparable period in 2012.

Sales growth was led by amusement and other revenues. Comparable store amusement and other revenues in the thirty-nine weeks ended November 3, 2013 increased by $3,359, or 1.6%, to $213,360 from $210,001 in the 2012 comparison period. The growth over 2012 in amusement sales was driven by Power Card up-sell initiatives and buy-ins at higher denominations. Beverage sales at comparable stores increased by $750, or 1.2%, to $61,170 in the thirty-nine weeks ended November 3, 2013 from $60,420 in the comparable period in 2012. Food sales increased by $117, or 0.1%, to $137,356 in the thirty-nine weeks ended November 3, 2013 from $137,239 in the comparable period in 2012. The increased food and beverage revenues are due partially to increased televised sports viewing and related promotions in fiscal 2013.

We have estimated the shift in non-comparable store revenue due to the 53rd week in fiscal 2012 to be a reduction in sales of $189. The non-comparable store revenue increased by a total of $20,470, or 63.2%, in the thirty-nine weeks ended November 3, 2013 compared to the comparable period in 2012. The increase in non-comparable store revenue was primarily driven by sales at our Orland Park, Illinois store which opened for business in the third quarter of 2012, our Dallas, Texas and Boise, Idaho stores which opened for business in the fourth quarter of 2012, our Virginia Beach, Virginia store which opened for business in the second quarter of 2013, and our Syracuse, New York and Albany, New York stores which opened for business in the third quarter of 2013. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.2% for food, 14.7% for beverage, and 52.1% for amusements and other for the thirty-nine weeks ended November 3, 2013. This compares to 33.5%, 14.8%, and 51.7%, respectively, for the thirty-nine weeks ended October 28, 2012.

Cost of products

Cost of food and beverage products increased to $55,988 in the thirty-nine weeks ended November 3, 2013 compared to $52,446 in the thirty-nine weeks ended October 28, 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 25.2% for the thirty-nine weeks ended November 3, 2013 from 24.5% for the thirty-nine weeks ended October 28, 2012. Increased cost in our meat, produce and grocery categories was partially offset by reduced poultry costs.

Cost of amusement and other increased to $35,255 in the thirty-nine weeks ended November 3, 2013 compared to $34,117 in the thirty-nine weeks ended October 28, 2012. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 14.6% for the thirty-nine weeks ended November 3, 2013 from 14.9% for the thirty-nine weeks ended October 28, 2012. This decrease was primarily driven by a reduction in the redemption cost per ticket redeemed as a result of Winner’s Circle price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $3,012, or 2.8%, to $108,716 in the thirty-nine weeks ended November 3, 2013 compared to $105,704 in the thirty-nine weeks ended October 28, 2012, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 50 basis points to 23.4% for the thirty-nine weeks ended November 3, 2013 compared to 23.9% for the thirty-nine weeks ended October 28, 2012. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by decreased hourly labor and incentive compensation expense and favorable health insurance claims experience. These decreases were partially offset by higher management labor costs.

Other store operating expenses

Other store operating expenses increased by $6,234, or 4.3%, to $150,107 in the thirty-nine weeks ended November 3, 2013 compared to $143,873 in the thirty-nine weeks ended October 28, 2012, primarily due to new store openings and increased costs associated with higher subscriptions for televised sports viewing. Other store operating expenses as a percentage of total revenues decreased 20 basis points to 32.3% in the thirty-nine weeks ended November 3, 2013 compared to 32.5% for the same period of 2012.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $3,194, or 10.6%, to $26,905 in the thirty-nine weeks ended November 3, 2013 compared to $30,099 in the thirty-nine weeks ended October 28, 2012. The decrease in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment’s common stock in the third quarter of 2012. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $3,760, or 8.3%, to $49,333 in the thirty-nine weeks ended November 3, 2013 compared to $45,573 in the thirty-nine weeks ended October 28, 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores or conversion of existing stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $3,377 to $5,175 in the thirty-nine weeks ended November 3, 2013 compared to $1,798 in the thirty-nine weeks ended October 28, 2012 due to the timing of new store openings. During the thirty-nine weeks of 2013, our pre-opening costs were primarily attributable to new stores located in Virginia Beach, Virginia, which opened for business in the second quarter of 2013, Albany, New York and Syracuse, New York, which opened for business in the third quarter of 2013, Cary, North Carolina, which opened for business in November 2013, Livonia, Michigan which opened for business in December 2013, and a future site located in Westchester, California, which is expected to open in early fiscal 2014. During the same period of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business during the third quarter of 2012, our Dallas, Texas and Boise, Idaho stores, which opened for business during the fourth quarter of 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $719 to $23,653 in the thirty-nine weeks ended November 3, 2013 compared to $24,372 in the thirty-nine weeks ended October 28, 2012. This decrease was primarily due to lower interest rates based on the Second Amendment.

Income tax expense (benefit)

The income tax expense for 2013 was $3,404 compared to an income tax benefit of $5,551 for the thirty-nine weeks of fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at November 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,164 for deferred tax assets associated with state taxes and uncertain tax positions as of November 3, 2013. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. During the third quarter of fiscal 2012, we recorded a $6,662 reduction to our previously established valuation allowance related to the assessed realization of federal tax benefits associated with our deferred tax assets.

We have previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 3, 2013, we have accrued approximately $659 of unrecognized tax benefits and approximately $323 of penalties and interest. During the thirty-nine weeks ended November 3, 2013, we increased our unrecognized provision by $188 and increased our accrual for interest and penalties by $32. Because of the impact of deferred tax accounting, $555 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2008.

The Company is a member of a consolidated group that includes D&B Entertainment. As of November 3, 2013, the Company owes D&B Entertainment approximately $4,650 of tax-related balances. Included in income tax payable is $666, which the Company anticipates paying to D&B Entertainment in fiscal 2013. In fiscal year 2013, we expect to utilize approximately $3,540 of available stand-alone federal tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment. As of February 2, 2014, we expect to have approximately $639 of available stand-alone federal tax credit carryforwards. As a result of having less federal tax credit carryforwards available to offset future stand-alone cash tax liabilities, future cash tax requirements may be higher.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of November 3, 2013, we had cash and cash equivalents of $45,368, net working capital deficit of $24,402 and outstanding debt obligations of $344,750 ($344,138 net of discount). We also had $44,330 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

As of November 3, 2013, we expect our short-term liquidity requirements to include (a) approximately $110,000 of capital expenditures (net of cash contributions from landlords), (b) scheduled debt service payments of $30,441, including $1,500 in principal payments and $28,941 in interest, (c) lease obligation payments of $56,603 and (d) estimated cash tax payments of approximately $2,700.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of November 3, 2013, we had no borrowings under the revolving credit facility, borrowings of $144,750 ($144,138, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at November 3, 2013 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are set periodically based on, at our option, either (1) the greatest of (a) the defined prime rate in effect, (b) the Federal Funds Effective Rate in effect plus 1 / 2 of 1% and (c) a Eurodollar rate which is subject to a minimum (or, in the case of the Canadian revolving credit facility, a Canadian prime rate or Canadian cost of funds rate), for one-, two-, three- or six-months (or, if agreed by the applicable lenders, nine or twelve months) or, in relation to the Canadian revolving credit facility, 30-, 60-, 90- or 180-day interest periods chosen by us or our Canadian subsidiary, as applicable in each case (the “Base Rate”), plus an applicable margin or (2) a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at the Base Rate plus the applicable margin. The effective rate of interest on borrowings under our senior secured credit facility is 5.2% for the thirty-nine weeks ended November 3, 2013.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of November 3, 2013, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin by 0.75% per annum based on a consolidated leverage ratio greater than or equal to 2.75:1.00. If our consolidated leverage ratio is less than 2.75:1.00, the applicable term loan margin will be reduced further by 0.25% for periods subsequent to fiscal 2013. Additionally, the Second Amendment reduced the LIBOR floor used in setting rates by 0.25%.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-three creditors participating in the term loan portion of our senior secured credit facility. As of November 3, 2013, the OHA Funds held approximately 9.97%, or $14,431, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of Oak Hill Capital Partners, nor is it under common control with Oak Hill Capital Partners. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., which is a private fund. Certain employees of Oak Hill Capital Partners, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of November 3, 2013, our $200,000 of senior notes had an approximate fair value of $219,800 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of November 3, 2013.

Covenants —Our senior secured credit facility and the indenture governing the senior notes contain restrictive covenants that, among other things, will limit our ability and the ability of our subsidiaries to incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, and acquire other businesses or sell assets. In addition, under our senior secured credit facility, we will be required to meet certain financial covenants, ratios and tests, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The indenture under which the senior notes have been issued also contain similar covenants and events of defaults.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended November 3, 2013	Ended October 28, 2012
Net cash provided by (used in):
Operating activities	$86,294	$67,115
Investing activities	(75,100)	(49,981)
Financing activities	(1,943)	(1,125)

Net cash provided by operating activities was $86,294 for the thirty-nine weeks ended November 3, 2013 compared to cash provided by operating activities of $67,115 for the thirty-nine weeks ended October 28, 2012. Improved cash flows from operations were driven primarily by additional non-comparable store sales, increased comparable stores revenues, lower operating payroll and benefits expenses due to a decrease in hourly labor offset by higher management labor and higher pre-opening costs due to the timing of new store openings.

Net cash used in investing activities was $75,100 for the thirty-nine weeks ended November 3, 2013 compared to $49,981 for the thirty-nine weeks ended October 28, 2012. Net cash used in investing activities increased mainly due to an increase in capital expenditures. Capital expenditures totaled $75,308 (excluding approximately $7,459 in fixed asset related accrued liabilities) for the thirty-nine weeks ended November 3, 2013 and reflect a $25,062 increase in capital spending over the thirty-nine week period of fiscal 2012. New store capital expenditures increased $25,143 during the thirty-nine weeks of fiscal 2013 related primarily to construction of our Virginia Beach, Virginia store, which opened during the second quarter of 2013, our Albany, New York and Syracuse, New York stores which opened in the third quarter of 2013, and our Cary, North Carolina and Livonia, Michigan stores which opened in November and December 2013, respectively. Capital expenditures related to the major remodel project on seven existing stores and several smaller scale remodel projects increased $6,654 during the thirty-nine weeks of 2013. Partially offsetting increased expenditures related to new store openings and remodel projects was decreased maintenance and other operating improvement initiative expenditures of $6,735 in the thirty-nine weeks ended November 3, 2013 compared to the thirty-nine weeks ended October 28, 2012.

Net cash used by financing activities was $1,943 for the thirty-nine weeks ended November 3, 2013 compared to cash used in financing activities of $1,125 for the thirty-nine weeks ended October 28, 2012. Net cash used in investing activities increased due to the costs related to the Second Amendment to the senior secured credit facility in the second quarter of fiscal 2013.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $121,000 and $126,000 ($105,000 to $110,000 net of cash contributions from landlords) in capital expenditures during fiscal 2013. The fiscal 2013 expenditures are expected to include approximately $95,000 to $100,000 ($79,000 to $84,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, including seven store remodels, $11,000 for game refreshment and $15,000 in maintenance capital. A portion of the 2013 new store expenditures is related to stores that will be under construction in 2013 but will not be open until 2014.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of November 3, 2013:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$144,750	$1,500	$143,250	$—	$—
Senior notes	200,000	—	—	200,000	—
Interest requirements (2)	127,459	28,941	54,518	44,000	—
Operating leases (3)	546,336	56,603	110,035	101,943	277,755

Total	$1,018,545	$87,044	$307,803	$345,943	$277,755

(1)

Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of November 3, 2013, we had no borrowings under the revolving credit facility, borrowings of $144,750 ($144,138 net of discount) under the term facility and $5,670 in letters of credit outstanding.

(2)

The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at November 3, 2013.

(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. The operating lease obligations include those related to the Company’s location in Bethesda, Maryland. See Note 5, “Commitments and Contingencies” to our Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for a description of certain litigation pertaining to the Bethesda, Maryland location.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended November 3, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DAVE & BUSTER’S, INC., a Missouri corporation

Date: December 17, 2013	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 17, 2013	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer