Form 10-K
period 2014-02-02
DAVE & BUSTERS INC
filed 2014-05-01
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of April 25, 2014, was 100 shares.

DAVE & BUSTER’S, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 2, 2014

PART I

ITEM 1.	BUSINESS

Company Overview

References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s, Inc., its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and compensation information included in Item 11. We are a leading owner and operator of high-volume venues that combine dining and entertainment in North America for both adults and families. We define high-volume dining and entertainment venues as those open for at least one full year and with average store revenues in excess of $5,000. Founded in 1982, the core of our concept is to offer our guests the opportunity to “Eat Drink Play ® ” all in one location. We believe we are currently the largest national chain offering a full menu of casual dining food items and a full selection of non-alcoholic and alcoholic beverage items together with an extensive assortment of entertainment attractions, including large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events, skill and sports-oriented redemption games, video games, interactive simulators and other traditional games. Unlike the strategy of many restaurants of shortening visit times by focusing on turning tables faster, we aim to increase the length of stay in our locations to generate incremental revenues and improve the guest’s experience. While our guests are primarily a balanced mix of men and women aged 21 to 39, we believe we are also an attractive venue for families with children and teenagers. As of February 2, 2014, we owned and operated 66 stores in 26 states and Canada. Subsequent to February 2, 2014, we opened new stores in Westchester, California and Vernon Hills, Illinois. Our lone franchise store located in Niagara Falls, Ontario, Canada, which opened on June 25, 2009, ceased operations as Dave & Buster’s on May 31, 2013. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. The formats of our stores are flexible, which we believe allows us to size each store appropriately for each market in which we compete. Our stores average approximately 46,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week. Our average revenues per comparable store were $10,101 in fiscal year 2013.

Corporate History

In 1982, David “Dave” Corriveau and James “Buster” Corley founded Dave & Buster’s under the belief that there was consumer demand for a combined experience of entertainment, food and drinks. We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 68 company-owned stores across 26 states and Canada.

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

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the merger). As a result of the acquisition and certain post-acquisition activity, the Oak Hill Funds directly control approximately 95.4% of D&B Entertainment’s outstanding common stock and have the right to appoint certain members of our Board of Directors, and certain members of our Board of Directors and management control approximately 4.5% of D&B Entertainment’s outstanding common stock. The remaining 0.1% is owned by a former member of management.

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

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 2, 2014 consists of 52 weeks. All other fiscal years presented herein consist of 52 weeks, except fiscal year 2012, which consisted of 53 weeks. All references to “2013”, “fiscal 2013”, “fiscal year 2013” or similar references relate to the 52 week period ended February 2, 2014. All references to “2012”, “fiscal 2012”, “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013. All references to “2011”, “fiscal 2011”, “fiscal year 2011” or similar references relate to the 52 week period ended January 29, 2012. We have included in this Form 10-K certain discussions of financial information for fiscal 2012 on an adjusted 52 week comparative basis to assist readers in making comparisons to our current and prior fiscal years.

Eat Drink Play and Watch—The Core of Our National Concept

When our founders opened our first location in Dallas, Texas in 1982, they sought to create a dining concept with a fun, upbeat atmosphere providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store and in doing so we believe we have developed a distinctive brand based on our guest value proposition: Eat Drink Play and Watch. The interplay between entertainment, sports viewing, dining and full-service bar areas is the defining feature of the Dave & Buster’s guest experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. Our locations are also designed to accommodate private parties, business functions and other corporate-sponsored events.

We seek to distinguish our food menu from other casual dining concepts. Our recently reengineered menu includes items that we believe reinforce the fun of the Dave & Buster’s brand. Recent additions to the menu have become top sellers within their categories. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher end casual dining operators. Each of our locations also offers full bar service including a variety of beers, signature cocktails, premium spirits and non-alcoholic beverages. Food and beverage accounted for 48.8% of our total revenues during fiscal 2013.

The “Midway” in each of our stores is an area where we offer a wide array of amusements and entertainment options, with typically over 150 redemption and simulation games. We believe the entertainment options in our Midway are a core differentiating feature of our brand, and our amusement and other revenues accounted for 51.2% of our total revenues during fiscal 2013. Redemption games, which represented 78.7% of our amusement and other revenues in fiscal 2013, offer our guests the opportunity to win tickets that are redeemable at our “Winner’s Circle” for prizes ranging from branded novelty items to high-end home electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be replicated at home. Our video and simulation games, many of which can be played by multiple guests simultaneously and which include some of the latest high-tech games commercially available, represented 16.7% of our amusement and other revenues in fiscal 2013. Traditional amusements, which include billiards, bowling and shuffleboard tables, represented the remainder of our amusement and other revenues.

Each of our stores also contain multiple large screen televisions and high quality audio systems providing guests with a venue for watching live sports and other televised events. “D&B Sports” is an area where we offer upgraded TV packages and, in many stores, a renovated viewing area, for a more stadium-like viewing environment. This viewing area enables guests to watch televised events with oversized high definition televisions, a full bar, and our extensive food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience with prizes linked to on-screen action. This includes promotions to encourage guest participation throughout the entire store. Through continued development of the D&B Sports concept in new stores and additional renovation of existing stores, we hope to build awareness of D&B Sports as the best place to watch sports and the “only place to watch the games and play the games.”

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue disciplined new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we believe we are capable of achieving consistent high store revenues and strong store-level cash-on-cash returns. Our new store expansion strategy and pipeline of potential new stores is built on a site selection process that allows us to evaluate and select our new store location, size and design based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and location. Our new large format stores are approximately 30,000 – 45,000 square feet and our small format stores are approximately 25,000 – 30,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us the flexibility to choose between building new stores and converting existing space. With respect to stores we expect to open in the near term, we are targeting a year one cash-on-cash return of approximately 25% to 40% for both our large format and small format store openings, levels that are consistent with the average of Dave & Buster’s store openings in recent years. To achieve this return we target a ratio of first year store revenues to net development costs of approximately one-to-one and Store-level cash flow margins, excluding national marketing costs, of 28% to 30%. We also target average net development costs of approximately $8,250 for large format stores and approximately $6,000 for small format stores.

We believe the Dave & Buster’s brand is significantly under-penetrated, with internal studies and third-party research suggesting a total store universe in the United States and Canada in excess of 200 stores (including our 68 existing stores), approximately three times our current store base. We currently plan to open seven to eight stores in fiscal 2014, which we expect will be financed with available cash and operating cash flows. Thereafter, we believe we can continue opening new stores at an annual rate of approximately 10% of our then existing store base. Our ability to open new stores in the future is subject to the availability of sufficient cash flows and financing, as well as other factors, and therefore there is no guarantee we will open new stores at this rate.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives through the following strategies:

•	Enhance our food and beverage offerings: We frequently test new menu items and seek to improve our food offering to better align with the Dave & Buster’s brand. To further reinforce the fun of our brand, our menu includes familiar food items served in presentations that we view as distinctive and appealing to our guests.

•	Maintain the latest exciting entertainment options: We believe that our entertainment options are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates excitement and helps drive repeat visits and increase length of guest stay. During fiscal 2013, we spent in excess of $11,000 for new game offerings in our stores that were open for the full year. In fiscal 2014, we expect to spend an average of $160 per store on game refreshment, which we believe will drive brand relevance and comparable store sales growth. Further, we intend to continue upgrading viewing areas in stores within key markets in order to capture a higher share of the sports-viewing guest base. We also plan to continually elevate the redemption experience in our “Winner’s Circle” with prizes that we believe guests will find more attractive, which we expect will favorably impact guest visitation and game play.

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions: To further national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in television advertising. We have recently launched customized local store marketing programs to increase new visits and repeat visits to individual locations. Our guest loyalty program currently has approximately 2.5 million members, and we are aggressively improving our search engine and social marketing efforts. Our loyalty program and digital efforts allow us to communicate promotional offers directly to our most passionate brand fans. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the store.

•	Grow our special events usage: We plan to utilize existing and add new resources to our special events sales force as the corporate special events market improves—the special events portion of our business represented 12.3% of our total revenues in fiscal 2013. We believe our special events business is an important sampling and promotional opportunity for our guests because many guests are experiencing Dave & Buster’s for the first time.

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

Site Selection

We believe that the location of stores is critical to our long-term success. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. We have conducted extensive demographic and market analyses to determine the key drivers of successful new store performance. We base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores.

During 2013, we opened stores utilizing our small format design in Syracuse, New York (3rd Quarter), and Cary, North Carolina (4th Quarter). We also opened large format stores in Virginia Beach, Virginia (2nd Quarter), Albany, New York (3rd Quarter) and Livonia, Michigan (4th Quarter).

During 2012, we opened stores utilizing our small format design in Oklahoma City, Oklahoma (1st Quarter), Orland Park (Chicago), Illinois (3rd Quarter) and Boise, Idaho (4th Quarter). We also opened a large format store in Dallas, Texas (4th quarter), which replaced an existing large format store in the same trade area.

During 2011, we opened two large format stores, one in Orlando, Florida (2nd Quarter) and one in Braintree (Boston), Massachusetts (4th Quarter). We also reopened our store in Nashville, Tennessee (4th Quarter), which had been closed since May 2, 2010, due to a flood.

Our Store Formats

We have historically operated stores varying in size from 16,000 to 66,000 square feet. We have experienced significant variability among stores in volumes, individual store-level cash flows and net investment costs. Further, we have conducted sales per square foot analyses on individual games and improved the mix of the more profitable attractions within the stores. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,000 and 45,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size. To accomplish this, we have reduced the back-of-house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. As a result, we expect to generate significantly higher sales per square foot than the average of our current store base, although there is no guarantee that this will occur.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. We opened our initial new small store format in Tulsa, Oklahoma in January 2009. Since the initial small store format opening, we have subsequently opened eight additional small store formats, two additional in fiscal 2009, one in fiscal 2010, three in fiscal 2012 and two in fiscal 2013. We believe that the small store format will maintain the dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. We also believe that the small store format will allow us to take less capital investment risk per store. As a result, we expect these smaller format stores to achieve returns within our target range, achieve more efficient sales per square foot, and enable us to expand into additional markets.

We have completed major remodel projects at 17 locations as of February 2, 2014 (one in fiscal 2011, nine in fiscal 2012 and seven in fiscal 2013) and plan to remodel an additional three stores in 2014. Our focus in the remodeling initiative is to enhance the entryway, bar and dining areas of the store and to significantly improve the sports viewing guest experience of the remodeled locations. We have received positive guest feedback related to the remodel projects completed to date.

Our stores generally are located on land that is leased. Our lease terms, including renewal options, range from 10 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. 46 of our leases include provisions for contingent rent and most have measurement periods that differ from our fiscal year. As of February 2, 2014 only 16 locations had revenues that exceed their pro-rata contingent rent revenue threshold. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 31,000 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2019, with options to renew until January 2028.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our guest base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu and product development, in-store execution

Customer insights: research, brand health and tracking

We spent approximately $27,475 in marketing efforts in fiscal 2013, $28,502 in fiscal 2012 and $26,612 in fiscal 2011. Our annual marketing expenditures include the cost of national television and radio advertising totaling approximately $18,621, $18,864 and $17,924 in fiscal years 2013, 2012 and 2011, respectively. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

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

Operations

Management

The management of our store base is divided into seven regions, each of which is overseen by a Regional Operations Director (“ROD”) or Regional Vice President who reports to the President and Chief Operating Officer. Our RODs oversee eight to twelve Company-owned stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one ROD who primarily focuses on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Line Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 137 hourly employees, many of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. We perform weekly “test drives” on our games to ensure that our amusement offerings are consistent with Dave & Buster’s standards and are operational. Consolidated reporting tools for key drivers of our business exist for our RODs to be able to identify and troubleshoot any systemic issues.

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

We require our new store managers to complete an 8 week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. Annually we hold a General Manager conference in which our General Managers share best practices and also receive an update on our business plan.

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

Foreign Operations

We own and operate one store outside of the United States in Toronto, Canada. This store generated revenue of approximately $10,598 in fiscal 2013, $11,020 USD in fiscal year 2012 on a 52 week basis, and $10,717 USD in fiscal 2011, representing approximately 1.7%, 1.8% and 1.5%, respectively, of our consolidated revenue. As of February 2, 2014, we have less than 1.2% of our long-lived assets located outside the United States. Additionally, our lone franchise store located in Niagara Falls, Ontario, Canada, which opened on June 25, 2009, ceased operations as Dave & Buster’s on May 31, 2013. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. We recognized royalty income related to this franchise of $69 in fiscal 2013, $103 in fiscal 2012 and $175 in fiscal 2011.

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

Intellectual Property

We have registered the trademarks Dave & Buster’s ® , Power Card ® , Eat & Play Combo ® , and Eat Drink Play ® and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade name and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipe processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of February 2, 2014, we employed 9,864 persons, 183 of whom served at our corporate headquarters, 644 of whom served as management personnel and the remainder of whom were hourly personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Corporate Information

Our corporate headquarter is located at 2481 Mañana Drive, Dallas, Texas, and our telephone number is (214) 357-9588. Our website is www.daveandbusters.com.

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

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely effect our financial position. Our business is dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States (“U.S.”) and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt, and home mortgage and other borrowing costs, declines in housing values, and reduced access to credit, amongst other factors, may result in lower levels of customer traffic in our stores, a decline in consumer confidence, and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, whether in the U.S. or in the communities in which our stores are located, we could see deterioration in guest traffic or a reduction in the average amount guests spend in our stores. A reduction in revenues will result in sales de-leveraging (spreading our fixed costs across the lower level of sales) and will in turn cause downward pressure on our profit margins. This could result in reduction of staff levels, asset impairment charges and potential store closures, a deceleration of new store openings, and an inability to comply with the covenants under our senior secured credit facility.

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

As of February 2, 2014, there were 66 company-owned locations in the United States and Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:

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

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. We expect to spend approximately $84,000 – $91,000 ($54,000 – $61,000 net of cash contributions from landlords) for new store construction in 2014. A portion of the 2014 new store expenditures is related to stores that will be under construction in 2014 but will not open until 2015. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

We have high interest and depreciation expense.

Although we had net income of $12,496 for the fiscal year ended February 2, 2014, we have relatively high interest and depreciation and amortization expense. Achieving profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Report and our ongoing interest and depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food and beverage as a percentage of food and beverage revenue was 25.0% in fiscal 2013, 24.5% in fiscal 2012, and 24.1% in fiscal 2011. Cost of food as a percentage of total revenue was approximately 8.6% in fiscal 2013. Cost of amusement and other costs as a percentage of amusement and other revenue was 14.6% in fiscal 2013, 14.9% in fiscal 2012, and 15.4% in fiscal 2011. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our guests, our operating results could be adversely affected.

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

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In the past, we have had licenses temporarily suspended. The most recent example is our license to sell alcoholic beverages was suspended for 2 days in 2011 in our Maple Grove, Minnesota store due to violations of the terms of our licenses. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

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

The Patient Protection and Affordable Care Act (the “Patient Act”), as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. Although the Patient Act does not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2015, penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expenses. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. We believe our plans currently meet these requirements, however, providing health insurance benefits to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a significant, negative impact on our business.

The Patient Act also requires us to comply with federal nutritional disclosure requirements. Although the Food and Drug Administration published proposed regulations to implement the nutritional menu labeling provisions of the Patient Act in April 2011, the agency has delayed the release of final regulations implementing these requirements. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

Our sales and results of operations may be adversely affected by the climate change and passage of other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

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

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of one lawsuit that alleges a violation of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 31.1% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2013, adverse publicity resulting from these allegations may materially affect our stores and us.

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

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. In particular, eight of our stores are located in California and are subject to earthquake risk, and our four stores in Florida, our two stores in Houston, Texas and our one store in Hawaii are subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Damage to our brand or reputation could adversely affect our business.

Our brand and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perception of our company, the quality of our food service and facilities, and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. Adverse publicity involving any of these factors could make our stores less appealing, reduce our guest traffic and/or impose practical limits on pricing. In the future, our stores may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the store in accordance with our standards, we would not oversee their daily operations. If one or more of our stores were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a store or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

Of the 66 stores operated by us as of February 2, 2014, all are operated on leased property. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $55,198 or 9.0% of our total revenues, in fiscal 2013. In addition, as of February 2, 2014, we were a party to operating leases requiring future minimum lease payments aggregating approximately $113,092 through the next two years and approximately $442,455 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our stores would be adequate. Given the limited number of stores we operate, such a loss could have a material adverse effect on our results of operations. Similarly, although we carry insurance for breaches of our computer network security, there can be no assurance that all types of potential loss or liability will be covered by such insurance or that we have enough insurance to provide coverage against all claims. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of February 2, 2014, we had $144,375 ($143,825 net of discount) of borrowings under our existing term loan facility, no borrowings under our revolving credit facility, $5,670 in letters of credit outstanding and $200,000 aggregate principal amount of 11.0% senior notes outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

As a result of the June 1, 2010 acquisition and subsequent stock transactions, as of February 2, 2014, the Oak Hill Funds or their affiliates control approximately 95.4% of our outstanding common stock. Neither the Oak Hill Funds nor its affiliates have any obligation to contribute additional funds (directly or indirectly) to the Company.

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

As of February 2, 2014, we lease the building or site of all 66 company-owned stores. Our lone franchised store operating in Canada ceased operations as Dave & Buster’s on May 31, 2013. The Company had no financial obligation relating to the franchisee’s property. The following table sets forth the number of stores that are located in each state/country as of February 2, 2014. Our stores in Westchester, California which opened for business on February 19, 2014 and Vernon Hills, Illinois which opened for business on March 26, 2014 have been excluded from the table below.

Number of
State or Country	Stores
Arizona	2
California	7
Colorado	2
Florida	4
Georgia	3
Hawaii	1
Idaho	1
Illinois	3
Indiana	1
Kansas	1
Maryland	2
Massachusetts	1
Michigan	2
Minnesota	1
Missouri	1
Nebraska	1
New York	8
North Carolina	2
Ohio	4
Oklahoma	2
Pennsylvania	4
Rhode Island	1
Tennessee	1
Texas	7
Virginia	2
Wisconsin	1
Canada	1

Our stores generally are located on land that is leased. The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in 16 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 31,000 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease will expire in January 2019, with options to renew until January 2028.

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

There is no established public trading market for our common stock. One hundred percent of our outstanding common stock is owned by D&B Holdings. There were no repurchases by Dave & Buster’s, Inc. of our common stock in 2013. See “Business – Corporate History” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. We derived the selected financial data from the audited consolidated financial statements and related notes as of the fiscal years ended February 2, 2014 and February 3, 2013, included elsewhere in this Report. The selected historical consolidated financial data as of fiscal year ended January 29, 2012, the 244 days ended January 30, 2011, 120 days ended May 31, 2010, and fiscal year ended January 31, 2010 have been derived from our audited consolidated financial statements previously filed with the SEC.

	Fiscal Year	Fiscal Year		Fiscal Year		244 Days	120 Days		Fiscal Year
	Ended	Ended		Ended		Ended	Ended		Ended
	February 2,	February 3,		January		January	May		January
	2014	2013 (1)		29, 2012		30, 2011	31, 2010		31, 2010
	(Successor)	(Successor)		(Successor)		(Successor)	(Predecessor)		(Predecessor)
Statement of Operations Data:
Total revenues	$635,579	$608,067		$541,545		$343,533	$178,006		$520,783
Operating income	51,039	43,714		34,150		17,778	4,241		21,871
Net income (loss)	12,496	17,997		955		(5,157)	(2,138)		(350)
Balance sheet data (as of end of period):
Cash and cash equivalents	38,080	36,117		33,684		34,407	N/A		16,682
Working capital deficit (2)	(22,568)	(1,065)		(14,890)		(5,186)	N/A		(33,922)
Property and equipment, net	388,093	337,239		323,342		304,819	N/A		294,151
Total assets	851,386	804,553		778,662		764,542	N/A		483,640
Total debt, net of discount	343,825	345,079		346,667		347,918	N/A		227,250
Stockholder’s equity	274,260	260,976		241,865		239,830	N/A		92,646
Other data:
Capital expenditures	$105,894	$78,689		$72,946		$22,255	$12,978		$48,423
Stores open at end of period (3)	66	61	(4)(6)	58	(4)(5)	57 (4)	57	(4)	55 (4)

(1)	We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday nearest January 31. Fiscal year 2012 was 53 weeks in length and all other fiscal years presented herein were 52 weeks.
(2)	Defined as total current assets minus total current liabilities.
(3)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count for all periods.
(4)	The number of stores open excludes one franchise location in Canada that ceased operations as Dave & Busters on May 31, 2013.
(5)	Our January 29, 2012, store count reflects the May 2011 closure of one store in the Dallas trade area.
(6)	Our February 3, 2013, store count reflects the December 2012 closure of a second store in the Dallas trade area.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of February 2, 2014, we owned and operated 66 stores in 26 states and Canada. Subsequent to February 2, 2014, we opened new stores in Westchester, California and Vernon Hills, Illinois. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. Our stores are open seven days a week, typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday. Our stores average approximately 46,000 square feet in size and range between 16,000 and 66,000 square feet. In the 52 week period ended February 2, 2014, we had total revenues of $635,579.

Corporate History

Overview

We were founded in 1982 by David “Dave” Corriveau and James “Buster” Corley under the belief that there was consumer demand for the combined experience of entertainment, food and drinks. We opened our first two locations in Dallas, Texas in 1982 and 1988 and have subsequently expanded to 68 company-owned stores in 26 states and Canada. From 1997 to early 2006, we operated as a public company under the leadership of Dave and Buster. In March 2006, we were acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors, L.P. (“HBK”). D&B Holdings was then acquired on June 1, 2010 by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P (collectively the “Oak Hill Funds”).

As of February 2, 2014, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.5% of the outstanding common stock of D&B Entertainment. The remaining 0.1% is owned by a former member of management.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. We incurred expenses of $722, $799 and $860 during fiscal 2013, fiscal 2012 and fiscal 2011, respectively, under the terms of the expense reimbursement agreement. The initial term of the expense reimbursement agreement expires in June 2015 and after that date, such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. Our 2012 fiscal year consisted of 53 weeks and all other years presented consist of 52 weeks. All references to “2013”, “fiscal 2013”, “fiscal year 2013” or similar references relate to the 52 week period ended February 2, 2014. All references to “2012”, “fiscal 2012”, “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013. All references to “2011”, “fiscal 2011”, “fiscal year 2011” or similar references relate to the 52 week period ended January 29, 2012. As a result of the 53 week fiscal year in 2012, our 2013 fiscal year began one week later than our 2012 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided below comparable store sales presented on a calendar week basis. Comparable store sales for the fiscal year on a calendar week basis compares the results for the period from February 4, 2013 through February 2, 2014 (weeks 1 through 52 of our 2013 fiscal year) to the results for the period from February 6, 2012 through February 3, 2013 (weeks 2 through 53 of our 2012 fiscal year). We believe comparable store sales calculated on a calendar week basis is more indicative of the health of our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Overview

We monitor and analyze a number of key performance measures in order to manage our business and evaluate financial and operating performance. These measures include:

Revenue. Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the year ended February 2, 2014, we derived 33.6% of our total revenue from food sales, 15.2% from beverage sales, 50.4% from amusement sales and 0.8% from other sources. For the year ended February 3, 2013, we derived 33.9% of our total revenue from food sales, 15.2% from beverage sales, 50.1% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. We define the comparable store base to include those stores open for a full 18 months as of the beginning of each fiscal year. Percentage changes have been calculated based on an equivalent number of weeks in both the current and comparison periods. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings such as our “Eat & Play Combo.” The “Eat & Play Combo” allows customers to purchase a variety of entrée and game card pairings at various discounted fixed price levels and from time to time we include tickets that can be redeemed for prizes as part of the offering. Our “Half-Price Game Play Wednesdays” offer allows guests to play virtually all of our games for one-half of the regular price on Wednesdays. We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our guests to play certain new games for free as a way to introduce those new games.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the fiscal year ended February 2, 2014, the cost of food products averaged 25.6% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 14.6% of amusement and other revenues. For the fiscal year ended February 3, 2013, the cost of food products averaged 24.9% of food revenue and the cost of beverage products averaged 23.4% of beverage revenue. The amusement and other cost of products averaged 14.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Fiscal 2013 Compared to Fiscal 2012

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2013 and fiscal year 2012:

	Fiscal Year		Fiscal Year
	Ended		Ended
	February 2,		February 3,
	2014		2013
Food and beverage revenues	$310,111	48.8%	$298,421	49.1%
Amusement and other revenues	325,468	51.2	309,646	50.9

Total revenues	635,579	100.0	608,067	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	77,577	25.0	73,019	24.5
Cost of amusement and other (as a percentage of amusement and other revenues)	47,437	14.6	46,098	14.9

Total cost of products	125,014	19.7	119,117	19.6
Operating payroll and benefits	150,172	23.6	145,571	23.9
Other store operating expenses	199,537	31.4	192,792	31.7
General and administrative expenses	36,440	5.8	40,356	6.7
Depreciation and amortization expense	66,337	10.4	63,457	10.4
Pre-opening costs	7,040	1.1	3,060	0.5

Total operating costs	584,540	92.0	564,353	92.8

Operating income	51,039	8.0	43,714	7.2
Interest expense, net	31,311	4.9	33,075	5.4

Income before provision (benefit) for income taxes	19,728	3.1	10,639	1.8
Income tax provision (benefit)	7,232	1.1	(7,358)	(1.2)

Net income	$12,496	2.0%	$17,997	3.0%

Change in comparable store sales (1)		1.0%		3.0%
Stores open at end of period (2)		66		61
Comparable stores open at end of period (1)		55		54

(1)	“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The change in comparable store sales for fiscal 2013 has been calculated on a comparable calendar week basis as described previously. The fiscal year 2012 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the change in comparable store sales.
(2)	The number of stores open excludes one franchise location in Canada that ceased operations as Dave & Buster’s on May 31, 2013. Our location in Dallas, Texas, which was permanently closed on December 17, 2012, was excluded from our 2012 store count. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended		Fiscal Year Ended
February 2, 2014		February 3, 2013
Location	Opening Date	Location	Opening Date
Virginia Beach, VA	7/20/2013	Oklahoma City, OK	1/30/2012
Syracuse, NY	8/21/2013	Orland Park, IL (Chicago)	9/22/2012
Albany, NY	8/24/2013	Dallas, TX (1)	12/2/2012
Cary, NC	11/6/2013	Boise, ID	1/12/2013
Livonia, MI	12/16/2013

(1)	This new store opening replaced a store in the same market, Dallas, Texas, which closed on December 17, 2012.

Revenues

Total revenues increased $27,512, or 4.5%, to $635,579 in fiscal year 2013 compared to total revenues of $608,067 in fiscal year 2012.

The increased revenues were derived from the following sources:

Fiscal 2013
Non-comparable stores	$34,198
Comparable stores	5,260
Shift in fiscal year impact (week 1 of fiscal 2013)	(10,746)
Other	(1,200)

Total	$27,512

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar and the additional week in our fiscal 2012, as discussed previously in “Presentation of Operating Results”. We have estimated the shift in comparable store revenues and the additional week in fiscal 2012 to be a decrease in sales of $9,796. Comparable store revenue increased $5,260, or 1.0% for fiscal 2013 compared to the comparable period in 2012. Comparable store walk-in revenues, which accounted for 87.1% of consolidated comparable store revenue for fiscal 2013, increased $2,587, or 0.5% compared to the similar period in 2012. Comparable store special events revenues, which accounted for 12.9% of consolidated comparable store revenue for fiscal 2013, increased $2,673 or 3.9% compared to the comparable period in 2012.

Sales growth was led by amusement and other revenues. Comparable store amusement and other revenues for fiscal 2013 increased by $3,581, or 1.3%, to $283,009 from $279,428 in the 2012 comparison period. The growth over 2012 in amusement sales was driven by Power Card up-sell initiatives and buy-ins at higher denominations. Beverage sales at comparable stores increased by $1,327, or 1.6%, to $84,986 for fiscal 2013 from $83,659 in the comparable period in 2012. Food sales increased by $352, or 0.2%, to $187,579 for fiscal 2013 from $187,227 in the comparable period in 2012. The increased food and beverage revenues are partially due to televised sports viewing and related promotions in fiscal 2013.

We have estimated the shift in non-comparable store revenue and the additional week in fiscal 2012 to be a reduction in sales of $950. The non-comparable store revenue increased by a total of $34,198, or 72.7%, for fiscal 2013 compared to the comparable period in 2012. The increase in non-comparable store revenue was driven by additional sales weeks at our stores that opened in fiscal 2012 as well as our five fiscal 2013 store openings. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.6% for food, 15.2% for beverage, and 51.2% for amusements and other for fiscal 2013. This compares to 33.9%, 15.2%, and 50.9%, respectively, for fiscal 2012.

Cost of products

The total cost of products was $125,014 for fiscal 2013 and $119,117 for fiscal 2012. The total cost of products as a percentage of total revenues was 19.7% and 19.6% for fiscal 2013 and fiscal 2012, respectively.

Cost of food and beverage products increased to $77,577 in fiscal 2013 compared to $73,019 for fiscal 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 50 basis points to 25.0% for fiscal 2013 from 24.5% for fiscal 2012. Increased cost in our meat and grocery categories was partially offset by a favorable shift in product mix.

Cost of amusement and other increased to $47,437 in fiscal 2013 compared to $46,098 in fiscal 2012. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 14.6% for fiscal 2013 from 14.9% for fiscal 2012. This decrease was driven by a reduction in the redemption cost per ticket redeemed as a result of Winner’s Circle price increases and efficiencies in procurement of items available for redemption in our Winner’s Circle.

Operating payroll and benefits

Operating payroll and benefits increased by $4,601, or 3.2%, to $150,172 in fiscal 2013 compared to $145,571 in fiscal 2012, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 23.6% in fiscal 2013 compared to 23.9% for fiscal 2012. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by decreased hourly labor and incentive compensation expense and favorable health insurance claims experience. These decreases were partially offset by higher management labor costs.

Other store operating expenses

Other store operating expenses increased by $6,745, or 3.5%, to $199,537 in fiscal 2013 compared to $192,792 in fiscal 2012, primarily due to new store openings and increased costs associated with higher subscriptions for televised sports viewing. These increases were partially offset by favorable claims experiences in general liability insurance. Other store operating expenses as a percentage of total revenues decreased 30 basis points to 31.4% in fiscal 2013 compared to 31.7% for the same period of 2012.

General and administrative expenses

General and administrative expenses consist primarily of personnel, facilities, and professional expenses for the various departments of our corporate headquarters. General and administrative expenses decreased by $3,916, or 9.7%, to $36,440 in fiscal 2013 compared to $40,356 in fiscal 2012. The decrease in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment’s common stock in the third quarter of 2012. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

Depreciation and amortization expense

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives. Depreciation and amortization expense increased by $2,880, or 4.5%, to $66,337 in fiscal 2013 compared to $63,457 in fiscal 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs increased by $3,980 to $7,040 in fiscal 2013 compared to $3,060 in fiscal 2012 due to the timing of new store openings. During fiscal 2013, our pre-opening costs were primarily attributable to new stores located in Virginia Beach, Virginia, which opened for business in the second quarter of 2013, Albany, New York and Syracuse, New York, which opened for business in the third quarter of 2013, Cary, North Carolina, and Livonia, Michigan which opened for business in the fourth quarter of 2013, Westchester, California, which opened for business in February 2014 and Vernon Hills, Illinois, which opened for business in March 2014. During the same period of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business during the third quarter of 2012 and our Dallas, Texas and Boise, Idaho stores, which opened for business during the fourth quarter of 2012.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $1,764 to $31,311 in fiscal 2013 compared to $33,075 in fiscal 2012. This decrease was primarily due to lower interest rates based on the Second Amendment, as described in “Liquidity and Capital Resources—Indebtedness”.

Income tax provision (benefit)

The income tax expense for 2013 was $7,232 compared to an income tax benefit of $7,358 for fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes. Fiscal 2012 effective tax rate was impacted by the reversal of valuation allowances associated with certain deferred tax assets as discussed below.

In assessing the realizability of deferred tax assets, at February 2, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,388 for deferred tax assets associated with state taxes and uncertain tax positions as of February 2, 2014. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. During fiscal 2012, we recorded a $6,662 reduction to our previously established valuation allowance related to the assessed realization of federal tax benefits associated with our deferred tax assets. Additionally, in fiscal 2012, we reduced our previously established valuation allowance against deferred tax assets associated with state taxes and uncertain tax positions by $3,429.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of February 2, 2014, we have accrued approximately $476 of unrecognized tax benefits and approximately $291 of penalties and interest. During fiscal 2013, we increased our unrecognized provision by $5 and increased our accrual for interest and penalties by $1. Because of the impact of deferred tax accounting, $349 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2009.

The Company is a member of a consolidated group that includes D&B Entertainment. As of February 2, 2014, the Company owes D&B Entertainment approximately $6,411 of tax-related balances. In fiscal year 2013, we have utilized approximately $3,508 of available stand-alone federal tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment. As of February 2, 2014, we continue to have approximately $670 of available stand-alone federal alternative minimum tax credit carryforwards. As a result of having less federal tax credit carryforwards available to offset future stand-alone cash tax liabilities, future cash tax requirements may be higher.

Fiscal 2012 Compared to Fiscal 2011

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of operations included in this Report. The following table presents the results of operations for fiscal year 2012 and fiscal year 2011:

	Fiscal Year		Fiscal Year
	Ended		Ended
	February 3,		January 29,
	2013		2012
Food and beverage revenues	$298,421	49.1%	$272,606	50.3%
Amusement and other revenues	309,646	50.9	268,939	49.7

Total revenues	608,067	100.0	541,545	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	73,019	24.5	65,751	24.1
Cost of amusement and other (as a percentage of amusement and other revenues)	46,098	14.9	41,417	15.4

Total cost of products	119,117	19.6	107,168	19.8
Operating payroll and benefits	145,571	23.9	130,875	24.2
Other store operating expenses	192,792	31.7	175,993	32.5
General and administrative expenses	40,356	6.7	34,896	6.4
Depreciation and amortization expense	63,457	10.4	54,277	10.0
Pre-opening costs	3,060	0.5	4,186	0.8

Total operating costs	564,353	92.8	507,395	93.7

Operating income	43,714	7.2	34,150	6.3
Interest expense, net	33,075	5.4	32,516	6.0

Income before provision (benefit) for income taxes	10,639	1.8	1,634	0.3
Income tax provision (benefit)	(7,358)	(1.2)	679	0.1

Net income	$17,997	3.0%	$955	0.2%

Change in comparable store sales (1)		3.0%		2.2%
Stores open at end of period (2)		61		58
Comparable stores open at end of period (1)		54		52

(1)	“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The fiscal year 2012 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the year-over-year change percentage.
(2)	Excluded from our store count as of January 29, 2012, is one store in Dallas, Texas, which was permanently closed on May 2, 2011. As of February 3, 2013, our store count excludes a second store in Dallas, Texas, which was permanently closed on December 17, 2012. Store count also excludes one franchise store in Canada that ceased operations as Dave & Buster’s on May 31, 2013. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended		Fiscal Year Ended
February 3, 2013		January 29, 2012
Location	Opening Date	Location	Opening Date
Oklahoma City, OK	1/30/2012	Orlando, FL	7/18/2011
Orland Park, IL (Chicago)	9/22/2012	Braintree, MA (Boston)	12/7/2011
Dallas, TX (1)	12/2/2012
Boise, ID	1/12/2013

(1)	This new store opening replaced a store in the same market, Dallas, Texas, which closed on December 17, 2012.

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

Comparable store amusements and other revenues increased by $13,390, or 5.2%, to $269,203 in fiscal 2012 from $255,813 in fiscal 2011. The growth was led by amusement sales, which increased primarily due to strategic investments in new games, up-sell initiatives and television advertising promoting the new games. Such investments and initiatives were designed to increase the appeal and consumption of our amusement offerings. Beverage sales at comparable stores increased by $2,700, or 3.4%, to $81,360 in fiscal 2012 from $78,660 in fiscal 2011. Food sales at comparable stores decreased $836, or 0.5%, to $181,171 in fiscal 2012 from $182,007 in fiscal 2011.

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

Pre-opening costs

Pre-opening costs include costs associated with the opening and organizing of new stores including pre-opening rent, staff-training and recruiting, and travel costs for employees engaged in such pre-opening activities. Pre-opening costs decreased by $1,126 to $3,060 in fiscal 2012 compared to $4,186 for fiscal 2011 due to the timing and size of new store openings. During fiscal 2012, our pre-opening costs consisted primarily of expenses incurred in connection with the openings of our two small store formats located in Orland Park, Illinois and Boise, Idaho and our one large store format, which opened in Dallas, Texas. During fiscal 2011, our pre-opening costs consisted primarily of expenses incurred in connection with the openings our two large store formats located in Orlando, Florida and Braintree (Boston), Massachusetts. Additionally during fiscal 2011, we incurred substantially all the pre-opening costs related to our small store format located in Oklahoma City, Oklahoma, which opened in early fiscal 2012.

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

Income tax provision (benefit)

Provision for income taxes consisted of an aggregate income tax benefit of $7,358 for fiscal 2012 and an income tax provision of $679 for fiscal 2011. Our effective tax rate differs from statutory rates due to the deduction of FICA tip credits, state income taxes, and the impact of the change in the valuation allowance against our deferred tax assets.

In assessing the realizability of our deferred tax assets, at February 3, 2013 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. Accordingly, we have reduced our previously established valuation allowance related to our deferred tax assets for federal taxes by $6,662. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize a portion of these benefits. Accordingly, we have reduced our previously established valuation allowance against our deferred tax assets for state taxes and uncertain tax positions by $3,429. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2013 and fiscal 2012. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2013 – Period Ended				Fiscal 2012 – Period Ended
	Feb 2,	Nov 3,	Aug 4,	May 5,	Feb 3,	Oct 28,	Jul 29,	Apr 29,
	2014	2013	2013	2013	2013(1)	2012	2012	2012
Food and beverage revenues	$87,603	$69,236	$72,361$	80,911	$84,687	$63,159	$71,431	$79,144
Amusement and other revenues	83,768	73,094	81,362	87,244	80,899	67,907	76,510	84,330

Total revenues	171,371	142,330	153,723	168,155	165,586	131,066	147,941	163,474
Cost of food and beverage	21,589	17,715	18,122	20,151	20,573	15,716	17,523	19,207
Cost of amusement and other	12,182	10,992	12,050	12,213	11,981	10,505	11,865	11,747

Total costs of products	33,771	28,707	30,172	32,364	32,554	26,221	29,388	30,954
Operating payroll and benefits	41,456	36,170	35,107	37,439	39,867	33,735	35,359	36,610
Other store operating expenses	49,430	51,346	50,580	48,181	48,919	44,595	50,397	48,881
General and administrative expense	9,535	8,983	8,198	9,724	10,257	12,242	8,840	9,017
Depreciation and amortization expense	17,004	15,683	16,740	16,910	17,884	15,746	15,032	14,795
Pre-opening costs	1,865	2,333	1,970	872	1,262	1,089	559	150

Total operating costs	153,061	143,222	142,767	145,490	150,743	133,628	139,575	140,407

Operating income (loss)	18,310	(892)	10,956	22,665	14,843	(2,562)	8,366	23,067
Interest expense, net	7,658	7,787	7,724	8,142	8,703	7,979	8,051	8,342

Income (loss) before provision (benefit) for income taxes	10,652	(8,679)	3,232	14,523	6,140	(10,541)	315	14,725
Income tax provision (benefit)	3,828	(1,936)	846	4,494	(1,807)	(8,920)	(372)	3,741

Net income (loss)	$6,824	$(6,743)	$2,386	$10,029	$7,947	$(1,621)	$687	$10,984

Company owned stores open at end of period (2)	66 (3)	64 (3)	62 (3)	61 (3)	61 (3)	60	59	59
Quarterly total revenues as a percentage of annual total revenues	27.0%	22.4%	24.2%	26.4%	27.2%	21.6%	24.3%	26.9%
Change in comparable store sales (4)	0.7%	2.4%	(0.9)%	1.8%	3.7%	3.9%	5.4%	(0.3)%

(1)	We operate on a 52 or 53 week fiscal year. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 3, 2013 consists of 53 weeks. As such, the fourth quarter of fiscal 2012 consisted of 14 weeks.
(2)	The number of stores open excludes one franchised store in Canada that ceased operations as Dave & Busters on May 31, 2013.
(3)	The number of stores excludes one of our stores located in Dallas, Texas, which permanently closed on December 17, 2012.
(4)	The change in comparable store sales in fiscal 2013 and the fourth quarter of fiscal 2012 are based on calendar-adjusted sales, as previously described.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of February 2, 2014, we had cash and cash equivalents of $38,080, net working capital deficit of $22,568 and outstanding debt obligations of $344,375 ($343,825 net of discount). We also had $44,330 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

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

As of February 2, 2014, we expect our short-term liquidity requirements to include (a) $97,000 - $107,000 of capital expenditures (net of cash contributions from landlords), (b) $30,424 of debt service payments, including $1,500 in principal payments and $28,924 in interest and (c) lease obligation payments of $57,821.

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

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the senior secured credit facility described below, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and debt service needs for the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to the general economic conditions, competitive environment and other factors as described in the “Risk Factors” section.

Indebtedness

Senior secured credit facility. Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of February 2, 2014, we had no borrowings under the revolving credit facility, borrowings of $144,375 ($143,825, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The effective rate of interest on borrowings under our senior secured credit facility was 5.1% for fiscal year 2013.

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin based on a consolidated leverage ratio greater than or equal to 2.75:1.00. If our consolidated leverage ratio is less than 2.75:1.00, the applicable term loan margin will be reduced further for periods subsequent to fiscal 2013. As of February 2, 2014, we had a consolidated leverage ratio of 2.55:1.00.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of February 2, 2014, the OHA Funds held approximately 9.97%, or $14,394, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes. Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of February 2, 2014, our $200,000 of senior notes had an approximate fair value of $214,500 based on quoted market price.

Covenants. On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of February 2, 2014, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of February 2, 2014.

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

Other Information. On February 22, 2011, D&B Entertainment issued principal amount $180,790 of 12.25% Senior Discount Notes. The notes are scheduled to mature on February 15, 2016. No cash interest will be paid on the notes prior to maturity. D&B Entertainment received net proceeds of $100,000, which it used to pay debt issuance costs and repurchase a portion of its common stock from its stockholders. D&B Entertainment did not retain any proceeds from the note issuance. D&B Entertainment is the sole obligor of the notes. Neither D&B Holdings, Dave & Buster’s, nor any of their subsidiaries are guarantors of these notes. However, neither D&B Holdings nor D&B Entertainment have any material assets or operations separate from Dave & Buster’s.

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net cash provided by (used in):
Operating activities	$109,958	$82,796	$73,247
Investing activities	(105,677)	(78,488)	(71,502)
Financing activities	(2,318)	(1,875)	(2,468)

Fiscal 2013 Compared to Fiscal 2012

Net cash provided by operating activities was $109,958 for fiscal 2013 compared to cash provided by operating activities of $82,796 for fiscal 2012. Improved cash flows from operations were driven primarily by additional non-comparable store sales, increased comparable store sales and improved operating margins, partially offset by higher management labor, higher pre-opening costs due to the timing of new store openings and one less week of operations in fiscal 2013.

Net cash used in investing activities was $105,677 for fiscal 2013 compared to $78,488 for fiscal 2012. Net cash used in investing activities increased in fiscal 2013 due to increased capital expenditures. Capital expenditures totaled $105,894 (excluding approximately $13,988 in fixed asset related accrued liabilities) for fiscal 2013. Capital expenditures increased $27,205 to $105,894 in fiscal 2013 from $78,689 in fiscal 2012 primarily due to new store openings, remodeling projects and game refresh initiatives. During the 2013 fiscal year, the Company spent approximately $63,929 ($48,143 net of cash contributions from landlords) for new store construction, $15,881 related to the major remodel project on seven of its existing stores and several small scale remodel projects, $3,971 on operating improvement initiatives, $9,441 for game refreshment and $12,672 for maintenance capital. During the 2012 fiscal year, the Company spent approximately $32,795 ($21,913 net of cash contributions from landlords) for new store construction, $15,962 related to the major remodel project on nine of its existing stores, $5,985 on operating improvement initiatives, $10,090 for game refreshment and $13,857 for maintenance capital. New store capital expenditures increased $31,134 during fiscal 2013 related primarily to construction of our Virginia Beach, Virginia store (large store format), which opened during the second quarter of 2013, our Albany, New York (large store format) and Syracuse, New York (small store format) stores which opened in the third quarter of 2013, our Cary, North Carolina (small store format) and Livonia, Michigan (large store format) stores which opened in the fourth quarter of 2013, our Westchester, California (large store format) which opened in February 2014 and our Vernon Hills, Illinois (large store format) store which opened in March 2014. New store capital expenditures during fiscal 2012 related to construction of our Orland Park, Illinois store (small store format), which opened during the third quarter of fiscal 2012 and our Dallas, Texas and Boise, Idaho stores (one large and one small format store) which both opened in the fourth quarter of fiscal 2012.

Net cash used by financing activities was $2,318 for fiscal 2013 compared to cash used in financing activities of 1,875 fiscal 2012. Net cash used in investing activities increased due to the costs related to the Second Amendment incurred in the second quarter of fiscal 2013 offset by one additional required principal payment on our term loan facility in fiscal 2012.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $127,000 and $137,000 ($97,000 to $107,000 net of cash contributions from landlords) in capital expenditures during fiscal 2014. The fiscal 2014 expenditures are expected to include approximately $103,000 to $113,000 ($73,000 to $83,000 net of cash contributions from landlords) for new store construction and operating improvement initiatives, including three store remodels, $11,000 for game refreshment and $13,000 in maintenance capital. A portion of the 2014 new store expenditures is related to stores that will be under construction in 2014 but will not be open until 2015.

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

Bethesda store litigation

On November 14, 2013, the Company filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda, Maryland. The landlord has alleged that the Company is in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. We believed that the lease provisions cited by the landlord were not legally enforceable and that the Company had the right to operate all facilities for the duration of the original lease term and any available lease extension periods. On March 21, 2014, the court ruled against the Company. The Company is evaluating all options available to it, including the filing of motions or appeals in an effort to overturn this decision. However, it is likely the store will close in 2014. We believe that all of our fixed assets from the Bethesda store are either fully depreciated or can be transferred to other locations. With past store closures, we have experienced customer migration to other stores within the same market. We believe that some customers will choose to visit our store in Hanover, Maryland, which is approximately 30 miles from our Bethesda store.

Annual revenues for our Bethesda, Maryland stores were $12,036, $12,751 and $12,676 in fiscal 2013, 2012 and 2011, respectively. We have recorded depreciation expense of $1,889, $1,030 and $687 in fiscal 2013, 2012 and 2011, respectively. Net lease expense was $1,120, $908 and $822 for fiscal 2013, 2012 and 2011, respectively.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of February 2, 2014:

Payment due by period

	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years
Senior secured credit facility (1)	$144,375	$1,500	$142,875	$—	$—
Senior notes	200,000	—	—	200,000	—
Interest requirements (2)	114,717	28,924	52,793	33,000	—
Operating leases (3)	557,131	57,821	111,788	102,742	284,780

Total	$1,016,223	$88,245	$307,456	$335,742	$284,780

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of February 2, 2014, we had no borrowing under the revolving credit facility, borrowings of $144,375 ($143,825 net of discount) under the term facility and $5,670 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of (1) interest requirements on our fixed rate debt obligations at their contractual rates and (2) interest requirements on variable rate debt obligations at rates in effect at February 2, 2014.

(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. The operating lease obligations include those related to the Company’s location in Bethesda, Maryland. See Note 13, “Subsequent events” to our Consolidated Financial Statements included in Part IV, Item 15, “Financial Statements” for a description of events pertaining to the Bethesda, Maryland location.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenue and expenses. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended February 2, 2014. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. As of February 2, 2014, we have recorded a valuation allowance against a portion of our deferred tax assets, primarily state tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required or if an addition to the allowance would be required.

Property and equipment. Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized. All capitalized costs are depreciated using the straight-line method over the estimated useful life of the underlying asset, resulting in a charge to the operating results. Our actual results may differ from these estimates under different assumptions or conditions.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 on one of our stores located in Dallas, Texas, which permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2013 or 2012.

Goodwill and intangible assets. In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, external transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The external transaction involves analyzing previous mergers or acquisitions involving private or public companies that are similar to the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

Accounting for amusement operations. The majority of our amusement revenue is derived from customer purchases of game play credits which allow our guests to play the video and redemption games in our midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our guests will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our “Winner’s Circle” or storing the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

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

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

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

We are exposed to market risk from interest rate changes on our senior secured credit facility. This exposure relates to the variable component of the interest rate on our $200,000 senior secured credit facility. As of February 2, 2014, we had borrowings of $144,375 ($143,825, net of discount) under the term facility, based on a defined Eurodollar rate plus an applicable margin. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $180. As of February 2, 2014 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility at year end fiscal 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-22 in this Report.

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

In connection with the preparation of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

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

There were no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 2, 2014.

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

The following table sets forth information regarding our directors and executive officers as of the date of this Report.

Name	Age	Position
Stephen M. King	56	Chief Executive Officer and Director
Kevin Bachus	45	Senior Vice President of Entertainment and Games Strategy
Dolf Berle	51	President and Chief Operating Officer
Joe DeProspero	39	Vice President Finance
Sean Gleason	49	Senior Vice President and Chief Marketing Officer
Brian A. Jenkins	52	Senior Vice President and Chief Financial Officer
Margo L. Manning	49	Senior Vice President of Human Resources
Michael J. Metzinger	57	Vice President—Accounting and Controller
John B. Mulleady	53	Senior Vice President of Real Estate and Development
J. Michael Plunkett	63	Senior Vice President of Purchasing and International Operations
Jay L. Tobin	56	Senior Vice President, General Counsel and Secretary
J. Taylor Crandall	60	Director
Michael J. Griffith (1) (2)	57	Director
Jonathan S. Halkyard (1) (2)	49	Director
David A. Jones (3)	64	Director
Alan J. Lacy (1)(2)(5)	60	Director
Kevin M. Mailender (2)	36	Director
Kevin M. Sheehan (4)	60	Director
Tyler J. Wolfram (1)	47	Chairman of Board of Directors

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Chair of the Compensation Committee
(4)	Chair of the Audit Committee
(5)	Lead Independent Director

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

Brian A. Jenkins has served as our Senior Vice President and Chief Financial Officer since December 2006. From 1996 until August 2006, he served in various capacities (most recently as Senior Vice President—Finance) at Six Flags, Inc., an amusement park operator.

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

John B. Mulleady has served as our Senior Vice President of Real Estate and Development since April 2012. Mr. Mulleady had been Senior Vice President, Director of Real Estate of BJ’s Wholesale Club, Inc. a leading operator of warehouse clubs in the eastern United States, since June 2008. Previously, Mr. Mulleady served as Vice President of Real Estate at Circuit City Stores, Inc., a consumer electronics retailer, from February 2006 to June 2008.

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

J. Taylor Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC (“Oak Hill”) and has been with the firm and its predecessor entities since 1986. He has senior responsibility for originating, structuring and managing investments in Oak Hill’s Media and Communications sector. Mr. Crandall has also served as Chief Operating Officer of Keystone, Inc., the primary investment vehicle for Robert M. Bass. Prior to joining Oak Hill, Mr. Crandall was Vice President with First National Bank of Boston. Mr. Crandall serves on the Board of Directors of SWS Group, Inc. (a full-service securities and banking firm), Firth Rixson Limited (a privately-held aluminum parts manufacturer), Intermedia.net, Inc. (a privately-held provider of cloud services to small and mid-size businesses), WaveDivision Holdings, LLC (a privately-held, business-class fiber optic and broadband services company), and Viawest, Inc. (a privately-held data center, managed services and cloud provider). Mr. Crandall is the Secretary-Treasurer of the Anne T. and Robert M. Bass Foundation, the Trustee of the Lucille Packard Foundation for Children’s Health and serves on the board of trustees of the Cystic Fibrosis Foundation, The Park City Foundation, Powdr Corporation and the U.S. Ski and Snowboard Team Foundation. Mr. Crandall has served on our Board of Directors since June 2013.

Michael J. Griffith has served as Vice Chairman of Activision Blizzard, Inc., a worldwide online, personal computer, console, handheld, and mobile game publisher since March 2010. Previously Mr. Griffith served as President and Chief Executive Officer of Activision Publishing, Inc., prior to its merging with Blizzard Entertainment, Inc., from June 2005 to March 2010. Prior to joining Activision, Mr. Griffith served in a number of executive level positions at The Procter & Gamble Company from

1981 to 2005, including President of the Global Beverage Division from 2002 to 2005, Vice President and General Manager of Coffee Products from 1999 to 2002, and Vice President and General Manager of Fabric & Home Care—Japan and Korea and Fabric & Home Care Strategic Planning—Asia from 1997 to 1999. Mr. Griffith has served on our Board of Directors since October 2011.

Jonathan S. Halkyard has served as Chief Operating Officer of Extended Stay America Inc., the largest owner / operator of company branded hotels in North America, since September 2013. From July 2012 to September 2013, Mr. Halkyard served as Executive Vice President and Chief Financial Officer of NV Energy, Inc., a holding company providing energy services and products in Nevada, and its wholly-owned utility subsidiaries, Nevada Power Company and Sierra Pacific Power Company. Mr. Halkyard served as Executive Vice President of Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.), one of the largest casino entertainment providers in the world (“Caesars”), from July 2005 until May 2012, and Chief Financial Officer from August 2006 until May 2012. Previously, Mr. Halkyard served Caesars as Treasurer from November 2003 through July 2010, Vice President from November 2002 to July 2005, Assistant General Manager-Harrah’s Las Vegas from May 2002 until November 2002 and Vice President and Assistant General Manager-Harrah’s Lake Tahoe from September 2001 to May 2002. Mr. Halkyard has served on our Board of Directors since October 2011.

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

Alan J. Lacy has served as an operating consultant (with the title of Senior Advisor) to the Oak Hill Funds, providing consulting services to various portfolio companies, since 2007. Prior to advising the Oak Hill Funds, he was Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, a large broad line retailer, and Chairman and Chief Executive Officer of Sears Roebuck and Co. (“Sears”), a large retail company. During Mr. Lacy’s tenure as Chief Executive Officer of Sears, the company created significant value for shareholders by executing major restructuring and growth initiatives, including the merger of Sears and Kmart, the acquisition of Lands’ End and the sale of Sears’ credit business. Prior to that, Mr. Lacy was employed in a number of executive level positions at major retail and consumer products companies, including Sears, Kraft, Philip Morris and Minnetonka Corporation. Mr. Lacy currently serves as a director of Bristol-Myers Squibb Company, The Hillman Companies, Inc. and Earth Fare, Inc. Mr. Lacy is a Trustee of Fidelity Funds and a Trustee and former Chairman of the Board of the National Parks Conservation Association. Mr. Lacy has served on our Board of Directors since June 2010 and serves as Lead Independent Director. He brings substantial management experience to our Board of Directors.

Kevin M. Mailender is a Partner of Oak Hill Capital Management, LLC and has been with the firm since 2002. Mr. Mailender is responsible for originating, structuring and managing investments in the Consumer, Retail and Distribution sectors. He currently serves as a director of The Hillman Companies, Inc. and Earth Fare, Inc. Mr. Mailender has served on our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

Kevin M. Sheehan serves as President and Chief Executive Officer of NCL Corporation Ltd., a leading global cruise line operator (“Norwegian”). Mr. Sheehan has served as President of Norwegian since August 2010 (and previously from August 2008 through March 2009) and Chief Executive Officer of Norwegian since November 2008. Mr. Sheehan also served as Executive Vice President and Chief Financial Officer of Norwegian from November 2007 until September 2010. Before joining Norwegian, Mr. Sheehan spent two and one-half years consulting to private equity firms including Cerberus Capital Management LP (2006-2007) and Clayton Dubilier & Rice (2005-2006). From August 2005 to January 2008, Mr. Sheehan served on the faculty of Adelphi University as Distinguished Visiting Professor—Accounting, Finance and Economics. Prior to that, Mr. Sheehan served a nine-year career with Cendant Corporation, most recently serving as Chairman and Chief Executive Officer of its Vehicle Services Division (including global responsibility for Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Fleet Management and Wright Express). Mr. Sheehan serves on the Board of Directors, as Chairman of the Audit Committee, and as a member of the Compensation Committee of New Media, Inc. (one of the largest publishers of locally based print and online media in the United States) and serves on the Board of Directors of XOJET, Inc. (a private aviation company). Mr. Sheehan has served on our Board of Directors since October 2011 and is the Chair of our Audit Committee.

Tyler J. Wolfram is Managing Partner of Oak Hill Capital Management, LLC and has been with the firm since 2001. He is responsible for originating, structuring, and managing investments in the Consumer, Retail and Distribution sectors and is a member of the firm’s Investment and Executive Committees. He currently serves as a director of NSA International, LLC, The Hillman Companies, Inc., and Earth Fare, Inc. Mr. Wolfram has served as Chairman of our Board of Directors since June 2010 and brings substantial financial, investment and business experience to our Board of Directors.

2013 Director Compensation Table

The following table sets forth the information concerning all compensation paid by the Company during fiscal 2013 to our directors.

Name (1)	Fees Earned ($) (2)	Options Awards ($) (3)	Total ($)
Alan J. Lacy	125,000	—	125,000
Kevin M. Sheehan	115,000	—	115,000
David A. Jones	110,000	—	110,000
Michael J. Griffith	100,000	—	100,000
Jonathan S. Halkyard	100,000	—	100,000

(1)	Messrs. King, Crandall, Mailender and Wolfram were omitted from the Director Compensation Table as they do not receive compensation for service on our Board of Directors. Mr. King’s compensation is reflected in the Summary Compensation Table.
(2)	Reflects the annual stipend received for service on the Board of Directors during 2013. Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service. Such reimbursements are not included in this Table. There are no other fees earned for service on the Board of Directors.
(3)	As of the end of our 2013 fiscal year, Mr. Jones held zero vested and 822 unvested stock options, and Mr. Lacy held zero vested and 1,644 unvested stock options. All of such stock options are exercisable at a price of $1,000 per share and expire on June 1, 2020. Additionally, at the end of our 2013 fiscal year, Messrs. Sheehan, Griffith, and Halkyard each held 106.38 vested and zero unvested stock options. All of such stock options are exercisable at a price of $1,410.09 per share and expire on December 5, 2022.

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

Corporate Governance

The Board of Directors met four times in fiscal 2013, including regular and special meetings. During this period, no individual director, from the date they became a board member, attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees on which such director served.

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

The Audit Committee, comprised of Messrs. Griffith, Halkyard, Lacy, Mailender and Sheehan, and chaired by Mr. Sheehan, recommends to the Board of Directors the appointment of the Company’s independent auditors, reviews and approves the scope of the annual audits of the Company’s financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the independent auditors and periodically reviews major accounting policies. It operates pursuant to a charter that was amended and restated in December 2006. The Audit Committee held five meetings during fiscal 2013. In addition, the Board of Directors has determined that each of the members of the Audit Committee is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

The Compensation Committee comprised of Messrs. Griffith, Halkyard, Jones, Lacy and Wolfram, and chaired by Mr. Jones, reviews the Company’s compensation philosophy and strategy, administers incentive compensation and stock option plans, reviews the Chief Executive Officer’s performance and compensation, reviews recommendations on compensation of other executive officers, and reviews other special compensation matters, such as executive employment agreements. It operates pursuant to a charter that was amended and restated in December 2006. The Compensation Committee held four meetings during fiscal 2013.

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

Under the leadership of the executive officers, the Company had a great deal of success in 2013, delivering strong EBITDA results, launching five new locations and continuing to strengthen the foundation required to position the Company for long-term growth. The Compensation Committee believes each component of the compensation program was effective at aligning the executive officers with the Company’s objectives and at recognizing the success the Company achieved as a result of their leadership.

This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2013 and also addresses why we believe our compensation program supports our business strategy and operational plans.

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

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs. Mr. King evaluates the performance of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee annually discusses the recommendations with the Chief Executive Officer. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. By a delegation of authority from the Board of Directors, the Compensation Committee has final authority regarding the overall compensation structure for the NEOs (other than stock option awards). In fiscal 2013, the Compensation Committee approved Mr. King’s recommendations for salary and bonus with respect to each of the other NEOs.

In 2013, the Compensation Committee engaged the compensation consulting firm Aon Hewitt to conduct a benchmarking study of executive compensation programs. The results of this study, together with the experience of the Oak Hill Funds in managing other portfolio companies, guided our compensation decisions, including compensation of our NEOs. Aon Hewitt evaluated our market competitiveness against (a) a custom peer group and (b) Aon Hewitt’s Total Compensation Measurement survey of retail companies. The peer group against which we compared ourselves in fiscal 2013 includes casual dining restaurants that offer an “experience” and companies that focus on entertainment, including casino & gaming companies; hotels, resorts & cruise lines; and leisure facilities. All are publicly-traded companies that (a) have revenues between $409 million and $1.42 billion (approximately 0.6 times to 2.2 times our revenue), (b) have a median revenue of $968 million, which is above our 2013 adjusted revenue of $638 million, and (c) in aggregate, have a restaurant/entertainment mix similar to the income mix at D&B:

BJ’s Restaurants, Inc.	Texas Roadhouse, Inc.	Cedar Fair, L.P.
Bravo Brio Restaurant Group, Inc.	Ameristar Casinos, Inc.	International Speedway Corp.
Buffalo Wild Wings, Inc.	Churchill Downs, Inc.	SeaWorld Entertainment, Inc.
CEC Entertainment, Inc.	Isle of Capri Casinos, Inc.	Six Flags Entertainment Corp
DineEquity, Inc.	MTR Gaming Group, Inc.	Speedway Motorsports, Inc.
Ignite Restaurant Group, Inc.	Pinnacle Entertainment, Inc.	Vail Resorts, Inc.
Red Robin Gourmet Burgers, Inc.	The Marcus Corporation

Due to the size differences among the peer group and us, Aon Hewitt used regression analysis to size-adjust the results.

Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term incentive awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions and the Oak Hill Fund’s experience in managing other portfolio companies. A significant portion of each NEO’s total compensation is in the form of base salary. In alignment with our compensation philosophy, the Compensation Committee believes that ensuring base salary levels position us appropriately relative to the market and reflect the performance and level of responsibility of each NEO is key to providing a competitive total compensation package. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer, taking into account our operating and financial results for the year, an assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. In addition, the Compensation Committee considers the results of the benchmarking study and the market competitiveness of each NEO’s base salary to determine appropriate merit- and market-based increases to each NEO’s base salary. During fiscal 2013, Mr. King, Mr. Mulleady, Mr. Berle, Mr. Bachus, and Mr. Jenkins, received merit-based increases in base salary of 3.9%, 3.5% 3.9%, 3.0%, and 3.5%, respectively.

Annual incentive plan

The Dave & Buster’s, Inc. Executive Incentive Plan (the “Incentive Plan”) is designed to recognize and reward our employees for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan provides a valuable short-term incentive program for delivering a cash bonus opportunity for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the Board of Directors. The Incentive Plan also supports our efforts to integrate our compensation philosophies with our annual business objectives and focus our executives on the fulfillment of those objectives.

The fiscal 2013 Incentive Plan for most employees was based on our targeted Adjusted EBITDA for fiscal 2013. “Adjusted EBITDA” is calculated as net income (loss), plus interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense, loss (gain) on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate expenses, severance, change in deferred amusement revenue and ticket liability estimations, transaction costs and other non-cash or non-recurring charges. Substantially all of the NEOs received a bonus based on achievement of various corporate objectives (including items such as Adjusted EBITDA, revenues, and similar measures) as determined by the Compensation Committee. With the exception of Mr. Mulleady, bonus payouts for our NEOs are based 75% on the achievement of a target based on Adjusted EBITDA, 12.5% on the achievement of revenue targets, and 12.5% on the achievement of targeted comp store revenue growth. Mr. Mulleady’s bonus was based on Adjusted EBITDA, the achievement of targets related to signed leases, and the achievement of targets related to new store construction costs. The Compensation Committee reviews and modifies the performance goals for the Incentive Plan as necessary to ensure reasonableness, support of our strategy and consistency with our overall objectives. The Adjusted EBITDA target for fiscal 2013 (a 52 week period) was 9.3% higher than fiscal 2012 (a 53 week period) and the revenue target was 4.7% higher than 2012 revenues. With respect to Mr. Mulleady’s objectives, the targets for signed leases and new store construction were aligned with our development strategy and intended to build the pipeline for future growth. In setting Mr. Mulleady’s targets, the Compensation Committee considered prior results and the level of performance needed to achieve development goals and set the targets at levels the Committee believed were challenging but attainable.

	Target	Actual	% of Target	Payout %
Adjusted EBITDA	$131,768	$134,785	102.30%	122.9%
Adjusted Revenue	$637.9	$638.0	100.00%	100.1%
Comp Store Revenue Growth	3.00%	0.95%	31.90%	0.0%

Under each NEO’s employment agreement and the Incentive Plan, a target bonus opportunity is expressed as a percentage of an NEO’s annualized base salary as of the end of the fiscal year, prorated according to the percentage of the fiscal year the NEO is employed by the Company. Target levels are established based upon a review of market practices and align to Dave & Buster’s compensation philosophy. Bonuses in excess or below the target level may be paid subject to a prescribed maximum or minimum. Below a minimum threshold level of performance, no awards will be granted under the Incentive Plan.

	% of Salary at	% of Salary at	% of Salary at
	Threshold	Target	Maximum
Stephen M. King	20.0%	80.0%	160.0%
John B. Mulleady	11.3%	60.0%	120.0%
Dolf Berle	17.5%	70.0%	140.0%
Kevin Bachus	12.5%	50.0%	100.0%
Brian A. Jenkins	15.0%	60.0%	120.0%

At the close of the performance period, the Compensation Committee determined the bonuses for the NEOs following the annual audit and reporting of financial results for fiscal 2013 and reported the awards to the Board of Directors. The Compensation Committee authorized bonuses to the NEOs in amounts that were commensurate with the results achieved during fiscal 2013. In reviewing fiscal 2013 Incentive Plan results, the Compensation Committee recognized that we exceeded the target Adjusted EBITDA and adjusted revenues and did not achieve threshold performance for Comp Store Revenue Growth, which resulted in an award above target level performance for substantially all employees, including the NEOs. With the exception of Mr. Mulleady, our NEOs were paid 104.7% of their target bonus opportunity for fiscal 2013 based on the achievement of performance in excess of target on Adjusted EBITDA and adjusted revenues. Mr. Mulleady achieved above target performance on the portion of his bonus linked to the attainment of restaurant development objectives; therefore, he was paid 129.9% of his target bonus opportunity for fiscal 2013.

	Target Bonus	Bonus Paid	% of Target
Stephen M. King	$532,000	$556,926	104.7%
John B. Mulleady	$223,500	$290,283	129.9%
Dolf Berle	$281,750	$294,951	104.7%
Kevin Bachus	$136,500	$142,896	104.7%
Brian A. Jenkins	$223,500	$233,972	104.7%

The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2013 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2013 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

Long-term incentive plan

The Compensation Committee believes that it is essential to align the interests of the executives and other key management personnel responsible for our growth with the interests of our stockholders. The Compensation Committee has also identified the need to retain tenured, high-performing executives. The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the long-term objectives of enhancing our value, as set forth in the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (the “Stock Incentive Plan”).

During fiscal 2013, the board of directors of D&B Entertainment awarded service-based stock options to Mr. Mulleady in recognition of his outstanding performance and to Mr. Bachus in connection with his hire. The exercise prices of the stock option awards were established on the date that the board of directors of D&B Entertainment approved the awards. The exercise price was established by the board of directors of D&B Entertainment and supported by an independent valuation assessment. The Compensation Committee granted equity awards to the other NEOs prior to 2013 and determined that the size and design of those awards were sufficient at this time. Therefore, no additional awards were made to other NEOs in 2013.

Prior to 2013, we generally provided our NEOs with a combination of service-based stock options with gradual vesting schedules and performance-based stock options that vest upon the attainment of a pre-established performance target. A greater number of stock options were granted to our more senior officers who have more strategic responsibilities. With respect to service-based options, the options vest ratably (20% per year) over a five-year period commencing one year following the grant date. With respect to performance-based options, there are various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a three-year, four-year or five-year period based on D&B Entertainment meeting certain profitability targets for each fiscal year, as determined by the Compensation Committee (the profitability target for fiscal 2013 was Adjusted EBITDA of $126,201 and for fiscal 2014 is Adjusted EBITDA of $147,822); provided, that if, in any fiscal year such Adjusted EBITDA target is not achieved, the options that would vest in such fiscal year will vest if the Adjusted EBITDA in the succeeding year aggregated with the Adjusted EBITDA in such fiscal year exceeds the sum of the Adjusted EBITDA target for both fiscal years.

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

There are 18,342.43 shares available for issuance under the Stock Incentive Plan. All other shares have previously been granted. The only other option grants that could be made in the future would be the re-allocation of options that may be forfeited by a participant.

The Compensation Committee annually reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

Other benefits

Retirement Benefits. Our employees, including our NEOs, are eligible to participate in the 401(k) retirement plan on the same basis as other employees. However, tax regulations impose a limit on the amount of compensation that may be deferred for purposes of retirement savings. As a result, we established the Select Executive Retirement Plan (the “SERP”). See “—2013 Nonqualified deferred compensation” for a discussion of the SERP.

Perquisites and Other Benefits. We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and round out a competitive compensation program that enhances our ability to attract and retain executive talent in our best interest, including car allowances, country club memberships, and Company-paid financial counseling and tax preparation services. See “—2013 Summary compensation table.”

Severance Benefits. We have entered into employment agreements with each of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination or adverse job changes and are key to attracting and retaining key executives. See “ —Employment agreements .”

Deductibility of executive compensation

Section 162(m) of the Internal Revenue Code under the Omnibus Budget Reconciliation Act of 1993 limits the deductibility of certain compensation over $1,000,000 paid by a company to an executive officer. The Compensation Committee will take action to qualify most compensation approaches to ensure deductibility, except in those limited cases in which the Compensation Committee believes stockholder interests are best served by retaining flexibility. In such cases, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its compensation objectives.

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

2013 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all compensation paid or accrued by the Company during fiscal 2013 to or for each person serving as a NEO at the end of 2013.

				Option	Non-Equity	All Other
Name and Principal Position	Year	Salary (5) ($)	Bonus ($)	Awards (6) ($)	Incentive Plan Compensation	Compensation (7) ($)	Total ($)
Stephen M. King	2013	646,250	—	—	556,926	39,709	1,242,885
(CEO)	2012	622,308	—	—	939,283	45,822	1,607,413
	2011	600,000	—	—	416,664	35,094	1,051,758
John B. Mulleady (1)	2013	363,125	—	404,000	290,283	15,900	1,073,308
(SVP, Real Estate	2012	285,385	75,000	228,032	249,623	77,441	915,481
and Development)
Dolf Berle (2)	2013	391,250	—	—	294,951	16,767	702,968
(President and	2012	378,135	—	—	497,618	15,279	891,032
COO)	2011	336,539	69,304	235,290	233,706	13,207	888,046
Kevin Bachus (3)	2013	267,000	—	278,700	142,896	13,120	701,716
(SVP Entertainment	2012	61,154	100,000	—	55,036	3,028	219,218
and Games Strategy)
Brian A. Jenkins (4)	2013	363,933	—	—	233,972	34,030	631,935
(SVP and CFO)	2012	351,115	13,596	—	396,260	35,738	796,709
	2011	328,750	—	—	236,110	31,656	596,516

(1)	Mr. Mulleady joined the Company on April 16, 2012, and received a sign-on bonus in the amount of $75,000.
(2)	Mr. Berle joined the Company in February 2011 and received a sign-on bonus in the amount of $69,304 to defray certain costs and expenses incurred by him.
(3)	Mr. Bachus joined the Company on November 12, 2012, and received a sign-on bonus in the amount of $100,000.
(4)	In fiscal 2012, Mr. Jenkins received a project bonus outside of the Incentive Plan. This bonus amount was recommended by Mr. King and approved by the Compensation Committee prior to payment.
(5)	The following salary deferrals were made under the SERP in 2013: Mr. King, $38,755 and Mr. Jenkins, $36,393.
(6)	Amounts in this column reflect the aggregate grant date fair value of options calculated in accordance with ASC 718. The discussion of the assumptions used for purposes of valuation of options granted in 2013, 2012, and 2011 appear in the Financial Statements contained in Item 15(a)(i), Note 1, Page F-9.
(7)	The following table sets forth the components of “All Other Compensation:”

					Company
			Financial		Contribution
			Planning/		to Retirement
		Car	Legal	Club	& 401(k)	Relocation	Total
Name	Year	Allowance ($)	Fees ($)	Dues ($)	Plans ($) (a)	Expenses ($)	($)
Stephen M. King	2013	10,000	1,544	3,120	25,045	—	39,709
	2012	10,192	5,000	3,180	27,450	—	45,822
	2011	10,000	—	3,120	21,974	—	35,094
John B. Mulleady	2013	10,000	962	3,120	1,818	—	15,900
	2012	8,077	—	2,520	2,381	64,463	77,441
Dolf Berle	2013	10,000	1,809	3,120	1,838	—	16,767
	2012	10,192	—	3,180	1,907	—	15,279
	2011	9,616	—	3,000	591	—	13,207
Kevin Bachus	2013	10,000	—	3,120	—	—	13,120
	2012	2,308	—	720	—	—	3,028
Brian A. Jenkins	2013	10,000	5,000	3,120	15,910	—	34,030
	2012	10,192	5,000	3,180	17,366	—	35,738
	2011	10,000	5,000	3,120	13,536	—	31,656

(a)	Amounts include Company contributions to the 401(k) plan and SERP that were based on the Company’s performance during the 2013 fiscal year and accrued as of February 2, 2014, although such contributions were not made until the 2014 fiscal year. Amounts also include the Company’s fixed contributions to the 401(k) plan and SERP that were made during the 2013 fiscal year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013

The following table shows the grants of plan-based awards to the NEOs in fiscal 2013.

						Exercise or	Grant Date
		Estimated Future Payouts Under			All other options awards:	Base Price	Fair Value of
	Grant	Non-Equity Incentive Plan Awards (1)			number of securities	of Option	Option
Name	Date	Threshold ($)	Target ($)	Maximum ($)	underlying options (#)	Awards ($/Sh)	Awards ($)
Stephen M. King		133,000	532,000	1,064,000	—	—	—
John B. Mulleady	5/3/2013	41,906	223,500	447,000	300	1,867	278,700
	9/27/2013				100	2,102	125,300
Dolf Berle		70,438	281,750	563,500	—	—	—
Kevin Bachus	5/3/2013	34,125	136,500	273,000	300	1,867	278,700
Brian A. Jenkins		55,875	223,500	447,000	—	—	—

(1)	All such payouts are pursuant to the Incentive Plan, as more particularly described under “—Annual Incentive Plan” above and actual payouts are recorded under “Non-Equity Incentive Plan Compensation” in the “—Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

			Number of Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised Options (#) (1)		Unexercised Unearned	Exercise Price	Option Expiration
Name	Exercisable (1)	Unexercisable (2)	Options (#) (3)	($)	Date
Stephen M. King	1,512.00	504.00	1,764.00	1,000	06/1/2020
John B. Mulleady	80.00	120.00	250.00	1,140	04/16/2022
		300.00		1,867	5/3/2023
		100.00		2,102	9/27/2023
Dolf Berle	731.70	487.80	1,219.50	1,000	03/23/2021
Kevin Bachus	—	300.00	—	1,867	5/3/2023
Brian A. Jenkins	789.00	263.20	919.80	1,000	06/1/2020

(1)	These options represent (a) vested service-based options and (b) the vested portion of performance-based options granted under the Stock Incentive Plan. With the exception of options granted to Mr. Mulleady, Mr. Berle, and Mr. Bachus, service-based options vest ratably over a five-year period, commencing on June 1, 2011, the first anniversary of the date of grant. Service-based options granted to Mr. Mulleady vest ratably over a five-year period commencing on April 16, 2013, May 3, 2014, and September 27, 2014, the first anniversary of the date of each grant. Service-based options granted to Mr. Berle vest ratably over a five-year period commencing on March 23, 2012, the first anniversary of the date of grant. Service-based options granted to Mr. Bachus vest ratably over a five-year period commencing on May 3, 2014, the first anniversary of the date of the grant.
(2)	These options represent the unvested service-based options granted under the Stock Incentive Plan. These options will vest as described in (1) above.
(3)	These options are unvested performance-based options granted under the Stock Incentive Plan and shall vest (a) in the event the Company achieves certain annual earnings targets and (b) upon a change in control of the Company in which the Oak Hill Funds achieve a designated internal rate of return on its initial investment.

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the Management Incentive Plan as of February 2, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	17,752.57	$1,084.75	18,342.43

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	17,752.57	$1,084.75	18,342.43

2013 NONQUALIFIED DEFERRED COMPENSATION

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

The following table shows contributions to each NEO’s deferred compensation account in 2013 and the aggregate amount of such officer’s deferred compensation as of February 2, 2014.

Name	Executive Contributions In Last Fiscal Year (1) ($)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. King	38,775	25,045	24,140	260,332
John B. Mulleady	—	—	—	—
Dolf Berle	—	—	—	—
Kevin Bachus	—	—	—	—
Brian A. Jenkins	36,393	14,093	13	163,602

(1)	Amounts are included in the “Salary” column of the “—2013 Summary Compensation Table.”
(2)	Amounts shown are matching contributions pursuant to the deferred compensation plan. These amounts are included in the “All other compensation” column of the “—2013 Summary Compensation Table.”

Employment Agreements

As of the closing of the June 1, 2010 acquisition, we have entered into new amended and restated employment agreements with our NEOs to reflect the then current compensation arrangements of each of the NEOs and to include additional restrictive covenants, including a one-year non-compete provision and a two-year non-solicitation and non-hire provision. The employment agreement for each NEO provides for an initial term of two years, subject to automatic one-year renewals unless terminated earlier by the NEO or us. Under the terms of the employment agreements, each NEO will be entitled to a minimum base salary and may receive an annual salary increase commensurate with such officer’s performance during the year, as determined by the Board of Directors of Dave & Buster’s Management Corporation, Inc. Our NEOs are also entitled to participate the Stock Incentive Plan and in any profit sharing, qualified and nonqualified retirement plans and any health, life, accident, disability insurance, sick leave, supplemental medical reimbursement insurance, or benefit plans or programs as we may choose to make available now or in the future. NEOs will be entitled to receive an annual automobile allowance, an allowance for club membership and paid vacation. In addition, the employment agreements contain provisions providing for severance payments and continuation of benefits under certain circumstances including termination by us without cause, upon execution of a general release of claims in favor of us. Each employment agreement contains a confidentiality covenant.

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

Employment agreements

Deferred compensation. All contributions made by an executive officer to a deferred compensation account, and all vested portions of our contributions to such deferred compensation account, shall be disbursed to the executive officer upon termination of employment for any reason. See “—2013 Nonqualified deferred compensation.”

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

Information concerning the potential payments upon a termination of employment or change in control is set forth in tabular form below for each NEO. Information is provided as if the termination, death, disability or change in control (as defined in the Stock Incentive Plan) and certain other liquidity events had occurred as of February 2, 2014 (the last day of fiscal 2013).

Name	Benefit	Resignation ($)	Termination W/Out Cause($)	Termination With Cause($)	Termination for Good Reason($)	Death/ Disability ($)	Change in Control ($)
Stephen M. King	Salary	—	665,000	—	665,000	665,000	—
	Bonus (1)	—	532,000	—	532,000	532,000	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,284	—	9,284	9,284	—
	Deferred Compensation	260,332	260,332	260,332	260,332	260,332	260,332
Dolf Berle	Salary	—	402,500	—	402,500	402,500	—
	Bonus (1)	—	281,750	—	281,750	281,750	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,284	—	9,284	9,284	—
	Deferred Compensation	—	—	—	—	—	—
John B. Mulleady	Salary	—	372,500	—	372,500	372,500	—
	Bonus (1)	—	223,500	—	223,500	223,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	8,829	—	8,829	8,829	—
	Deferred Compensation	—	—	—	—	—	—
Kevin Bachus	Salary	—	273,300	—	273,300	273,300	—
	Bonus (1)	—	136,500	—	136,500	136,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	6,140	—	6,140	6,140	—
	Deferred Compensation	—	—	—	—	—	—
Brian A. Jenkins	Salary	—	372,500	—	372,500	372,500	—
	Bonus (1)	—	223,500	—	223,500	223,500	—
	Car	—	10,000	—	10,000	10,000	—
	H & W Benefits	—	9,284	—	9,284	9,284	—
	Deferred Compensation	163,602	163,602	163,602	163,602	163,602	163,602

(1)	Accrued and unpaid non-equity incentive compensation payable assuming target performance pursuant to our 2013 Incentive Plan.

The Director Compensation Table and related narrative in Item 10 above is incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 25, 2014, 100 shares of our common stock were outstanding. All of our common stock is owned by D&B Holdings. All of the common stock of D&B Holdings is owned by D&B Entertainment. The following table shows the ownership of D&B Entertainment’s common stock by (a) all persons known by us to beneficially own more than 5% of D&B Entertainment common stock, (b) each present director, (c) the named executive officers, and (d) all executive officers and directors as a group as of April 25, 2014.

	Number of Shares of Common Stock Beneficially Owned as of April 25, 2014	Number of Shares Attributable to Options Exercisable Within 60 Days of April 25, 2014		Percent (9)
Oak Hill Capital Partners III, L.P. (1)	136,262.75	(2)		92.33%
Oak Hill Capital Management Partners III, L.P. (1)	4,475.18	(2)		3.03%
Directors (3)
Stephen M. King (5)	3,841.68	2,016.00	(4)	2.57%
Michael J. Griffith	273.05	106.38	(4)	*
Jonathan S. Halkyard	273.05	106.38	(4)	*
David A. Jones (6)	1,000.00	—	(4)	*
Alan J. Lacy	750.00	—	(4)	*
Kevin M. Mailender	—	—		*
Kevin M. Sheehan	606.38	106.38	(4)	*
J. Taylor Crandall	—	—		*
Tyler J. Wolfram	—	—		*
Named Executive Officers (3)(7)
Dolf Berle	1,172.55	1,097.55	(8)	*
John B. Mulleady	220.00	220.00	(8)	*
Brian A. Jenkins	1,719.08	1,052.00	(8)	1.16%
Kevin Bachus	60.00	60.00	(8)	*
All Executive Officers and Directors as a Group (19 Persons)	12,824.81	6,515.64		8.31%

*	Less than 1%
(1)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) is 201 Main Street, Suite 1018, Fort Worth, Texas 76102. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board of directors are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.
(2)	Not applicable.
(3)	We determined beneficial ownership in accordance with the rules of the SEC. Except as noted, and except for any community property interests owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares of stock of which they are identified as being the beneficial owners.
(4)	Mr. King owns 3,780 stock options under the Stock Incentive Plan, 2,016 of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Lacy owns 1,644 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Jones owns 822 stock options under the Stock Incentive Plan, none of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Griffith, Mr. Halkyard and Mr. Sheehan each owns 106.38 stock options under the Stock Incentive Plan, all of which have vested.

(5)	Shares reflected in the table include 1,825.679 shares owned by the Steve and Shauna King Investment Partnership L.P. (the “Investment Partnership”). Currently, Mr. King has sole voting and investment power over all the shares owned by the Investment Partnership.
(6)	Shares reflected in the table include 740 shares owned by Mr. Jones; 20 shares owned by each of the eight David A. Jones 2006 Grandchildren’s Trusts Dated 12/30/2006, trusts established for the benefit of Mr. Jones’s eight grandchildren; 20 shares owned by each of the two David A. Jones 2013 Grandchildren’s Trust dated 6/30/13, trusts established for the benefit of two of Mr. Jones’ grandchildren; 20 shares owned by Brenton Alan Kindle; 20 shares owned by Brooke Nicole Kindle Stephens; 20 shares owned by Leslie Ann Jones Acosta; 20 shares owned by Jeffrey David Jones; and 20 shares owned by Dana Michele Jones Smith. Currently, Mr. Jones has sole voting and investment power over all of the shares pursuant to the voting trust agreement and irrevocable proxies executed by the trustees of each trust on behalf of the eight trust beneficiaries and the individual owners of the shares.
(7)	In addition to Mr. King who serves as a director.
(8)	Mr. Berle owns 2,439 stock options under the Stock Incentive Plan, 1,097.55 of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Mulleady owns 850 stock options under the Stock Incentive Plan, 220 of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Jenkins owns 1,972 stock options under the Stock Incentive Plan, 1,052 of which have vested, or will vest, within 60 days of April 25, 2014. Mr. Bachus owns 300 stock options under the Stock Incentive Plan, 60 of which have vested, or will vest, within 60 days of April 25, 2014.
(9)	This percentage is based on the number of beneficially owned shares of common stock as of April 25, 2014, determined in accordance with the rules of the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Oak Hill Capital Partners

Our directors, Tyler J. Wolfram, J. Taylor Crandall, and Kevin M. Mailendar are Partners of Oak Hill Capital Management, LLC. Our directors, Alan J. Lacy and David A. Jones are both Senior Advisors to the Oak Hill Funds.

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

Expense reimbursement agreement

We have entered into an expense reimbursement agreement with Oak Hill Capital Management, LLC, concurrently with the consummation of the June 1, 2010 acquisition. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew.

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

KPMG LLP (“KPMG”) has no direct or indirect interest in the Company. KPMG has been the Company’s independent registered public accounting firm since 2010. The following table sets forth the fees for professional audit services provided to the Company by KPMG, for the fiscal years ended February 2, 2014 and February 3, 2013:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$490	$460
Audit-Related Fees	18	231	(2)
Tax Fees	—	—

Total	$508	$691

(1)	Includes fees for services for the audit of our annual financial statements, the reviews of our interim financial statements, implementation of accounting pronouncements and assistance with SEC filings.
(2)	Includes fees related to the withdrawn public filing of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

The Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed and a specific fee estimate for each such service. Individual engagements anticipated to exceed the pre-approved thresholds must be separately approved by the Audit Committee. For both fiscal 2013 and fiscal 2012, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG were compatible with such firm’s independence.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and KPMG, the independent registered public accounting firm, our audited financial statements as of and for the year ended February 2, 2014. We have also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 16, as amended, “Communications with Audit Committees”, as adopted by the Public Company Accounting Oversight Board (“PCAOB”).

We have received and reviewed the written disclosures and the letter from KPMG required by applicable requirements of the PCAOB regarding KPMG’s communications with the Audit Committee concerning independence, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K.

Kevin M. Sheehan, Chair	Michael J. Griffith	Jonathan S. Halkyard	Alan J. Lacy	Kevin M. Mailender

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements
See Pages F-1 to F-22 of this Report.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri Corporation

Date: May 1, 2014	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on May 1, 2014.

Signature		Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Tyler J. Wolfram	Chairman of the Board of Directors
Tyler J. Wolfram

By:	/s/ J. Taylor Crandall	Director
J. Taylor Crandall

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ David A. Jones	Director
David A. Jones

By:	/s/ Alan J. Lacy	Director
Alan J. Lacy

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Dave & Buster’s, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s, Inc. and subsidiaries (the Company) as of February 2, 2014 and February 3, 2013 and the related consolidated statements of comprehensive income, stockholder’s equity, and cash flows for the fiscal years ended February 2, 2014, February 3, 2013, and January 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for the fiscal years ended February 2, 2014, February 3, 2013, and January 29, 2012 in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Dallas, Texas

March 28, 2014

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 2,	February 3,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$38,080	$36,117
Inventories (Note 3)	15,354	14,849
Prepaid expenses	9,620	9,371
Deferred income taxes (Note 8)	15,985	18,209
Income taxes receivable	2,444	1,120
Other current assets	8,993	12,152

Total current assets	90,476	91,818
Property and equipment (net of $195,339 and $139,457 accumulated depreciation as of February 2, 2014 and February 3, 2013, respectively) (Note 4)	388,093	337,239
Tradenames (Note 5)	79,000	79,000
Goodwill (Note 5)	272,428	272,278
Other assets and deferred charges	21,389	24,218

Total assets	$851,386	$804,553

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 7)	$1,500	$1,500
Accounts payable	36,092	23,878
Accrued liabilities (Note 6)	74,379	67,124
Income taxes payable	1,073	192
Deferred income taxes (Note 8)	—	189

Total current liabilities	113,044	92,883
Deferred income taxes (Note 8)	24,415	24,887
Deferred occupancy costs	81,743	69,544
Other liabilities	15,599	12,684
Long-term debt, less current installments, net of unamortized discount (Note 7)	342,325	343,579
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of February 2, 2014 and February 3, 2013	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	248,136	246,929
Accumulated other comprehensive income (loss)	(167)	252
Retained earnings	26,291	13,795

Total stockholder’s equity	274,260	260,976

Total liabilities and stockholder’s equity	$851,386	$804,553

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Food and beverage revenues	$310,111	$298,421	$272,606
Amusement and other revenues	325,468	309,646	268,939

Total revenues	635,579	608,067	541,545
Cost of food and beverage	77,577	73,019	65,751
Cost of amusement and other	47,437	46,098	41,417

Total cost of products	125,014	119,117	107,168
Operating payroll and benefits	150,172	145,571	130,875
Other store operating expenses	199,537	192,792	175,993
General and administrative expenses	36,440	40,356	34,896
Depreciation and amortization expense	66,337	63,457	54,277
Pre-opening costs	7,040	3,060	4,186

Total operating costs	584,540	564,353	507,395

Operating income	51,039	43,714	34,150
Interest expense, net (Note 7)	31,311	33,075	32,516

Income before provision (benefit) for income taxes	19,728	10,639	1,634
Provision (benefit) for income taxes (Note 8)	7,232	(7,358)	679

Net income	12,496	17,997	955

Unrealized foreign currency translation gain (loss)	(419)	15	42

Total comprehensive income	$12,077	$18,012	$997

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit)	Total
Balance January 30, 2011	100	—	$244,792	$195	$(5,157)	$239,830

Net income	—	—	—	—	955	955
Unrealized foreign currency translation gain	—	—	—	42	—	42
Stock-based compensation	—	—	1,038	—	—	1,038

Balance January 29, 2012	100	—	245,830	237	(4,202)	241,865

Net income	—	—	—	—	17,997	17,997
Unrealized foreign currency translation gain	—	—	—	15	—	15
Stock-based compensation	—	—	1,099	—	—	1,099

Balance February 3, 2013	100	—	246,929	252	13,795	260,976

Net income	—	—	—	—	12,496	12,496
Unrealized foreign currency translation loss	—	—	—	(419)	—	(419)
Stock-based compensation	—	—	1,207	—	—	1,207

Balance February 2, 2014	100	—	$248,136	$(167)	$26,291	$274,260

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Cash flows from operating activities:
Net income	$12,496	$17,997	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66,337	63,457	54,277
Debt cost and discount amortization (Note 7)	2,572	2,528	2,329
Deferred income tax expense (benefit) (Note 8)	1,849	(10,895)	271
Loss on sale of fixed assets	2,631	2,638	1,279
Stock-based compensation charges	1,207	1,099	1,038
Business interruption reimbursement (Note 2)	—	—	(1,629)
Other, net	675	17	1,189
Changes in assets and liabilities:
Inventories	(505)	(9)	(609)
Prepaid expenses	(107)	471	14
Income tax receivable	(1,324)	(1,120)	5,861
Other current assets	3,015	(8,461)	(1,561)
Other assets and deferred charges	(364)	924	(401)
Accounts payable	(1,774)	(96)	5,280
Accrued liabilities	6,782	4,100	2,563
Income taxes payable	291	(711)	(578)
Deferred occupancy costs	12,214	6,691	4,089
Other liabilities	3,963	4,166	(1,120)

Net cash provided by operating activities	109,958	82,796	73,247

Cash flows from investing activities:
Capital expenditures	(105,894)	(78,689)	(72,946)
Repurchase of parent shares from former executive	—	—	(1,000)
Insurance proceeds on Nashville property (Note 2)	—	—	798
Proceeds from sales of property and equipment	217	201	1,646

Net cash used in investing activities	(105,677)	(78,488)	(71,502)

Cash flows from financing activities:
Repayments of senior secured credit facility	(1,500)	(1,875)	(1,500)
Debt issuance costs	(818)	—	(968)

Net cash used in financing activities	(2,318)	(1,875)	(2,468)

Increase (decrease) in cash and cash equivalents	1,963	2,433	(723)
Beginning cash and cash equivalents	36,117	33,684	34,407

Ending cash and cash equivalents	$38,080	$36,117	$33,684

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net	$2,151	$2,515	$(5,380)
Cash paid for interest and related debt fees, net of amounts capitalized	$29,096	$32,435	$30,723

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns, operates and licenses high-volume venues that combine dining and entertainment in North America for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of February 2, 2014, there were 66 company-owned locations in the United States and Canada. Subsequent to February 2, 2014, we opened new stores in Westchester, California and Vernon Hills, Illinois. On May 31, 2013, our lone franchise store ceased operation as Dave & Buster’s. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal year ended February 3, 2013 consisted of 53 weeks. All other fiscal years presented herein consist of 52 weeks.

Dave & Buster’s, Inc. is a wholly owned subsidiary of Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a Delaware corporation. D&B Holdings is a wholly owned subsidiary of Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a Delaware corporation owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. (collectively the “Oak Hill Funds”) and certain members of the Board of Directors and management of Dave & Buster’s, Inc.

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

Use of estimates —The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Deferred tax assets — A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. As of February 2, 2014, we had recorded $1,388 as a valuation allowance against a portion of our deferred tax assets. The valuation allowance was

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required or if an addition to the allowance would be required.

Property and equipment —Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Depreciable Lives (In Years)
Buildings and building improvements	Shorter of 40 or expected ground lease term
Leasehold improvements	Shorter of 20 Or expected lease term
Furniture, fixtures and equipment	3-10
Games	5-20

Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which excludes interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. We recognized an impairment loss of $200 during fiscal 2011 related to one of our stores in Dallas, Texas, which we permanently closed on May 2, 2011. No impairment charges were recognized in fiscal years 2013 or 2012.

Goodwill and other intangible assets —In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the guideline company method, external transaction method, and the income approach. The guideline company method uses valuation multiples from selected publicly-traded companies that we believe are exposed to market forces that are similar to those faced by the Company. The external transaction method involves analyzing previous mergers or acquisitions involving private or public companies that are similar to the Company. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Based on our analysis, we determined that our intangible assets with an indefinite life, our tradename, was not impaired.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. We also have intangible assets related to our non-compete agreements and customer relationships. These intangible assets are included in “Other assets and deferred charges” on the Consolidated Balance Sheet and are amortized over their useful lives.

Deferred financing costs —The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are included in “Other assets and deferred charges”, and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets:

	Fiscal Year ended	Fiscal Year ended	Fiscal Year ended
	February 2, 2014	February 3, 2013	January 29, 2012
Balance at beginning of period	$7,959	$10,200	$11,312
Additional deferred financing costs	726	—	968
Amortization during period	(2,234)	(2,241)	(2,080)

Balance at end of period	$6,451	$7,959	$10,200

Self-Insurance Accruals—We are self-insured for certain losses related to workers’ compensation claims, general liability matters and our company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers.

Comprehensive income (loss) —Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain (loss) is included in comprehensive income (loss). Unrealized translation loss for fiscal 2013 was $419. Unrealized translation gains for fiscal 2012 and fiscal 2011 were $15, and $42, respectively.

Foreign currency translation—The financial statements related to the operations of our Toronto store are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in stockholder’s equity as a component of comprehensive income (loss).

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, our senior secured credit facility, and our senior notes. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value disclosures for our senior notes are presented in Note 7.

We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in fiscal year 2013 or 2012.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Share-based expense— The expense associated with share-based equity awards granted as more fully described in Note 10 have been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2013, 2012 and 2011 have been determined based on the option pricing method prescribed in AICPA Practice Aid, Valuation of privately-Held-Company Equity Securities Issued as Compensation. The expected term of the options were based on the weighted average of anticipated exercise dates. Since we do not have publicly traded equity securities, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2013, 2012 and 2011 were as follows:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Service	Performance	Service	Performance	Service	Performance
	Based	Based	Based	Based	Based	Based
Volatility	48.2%	47.0%	44.7%	50.0%	55.0%	55.0%
Risk free interest rate	1.15%	1.06%	0.78%	0.33%	1.46%	1.47%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term – in years	6.5	6.5	4.9	3.0	4.0	4.0
Weighted average calculated value	$1,060.88	$937.00	$545.76	$506.15	$220.59	$117.98

The options granted in fiscal years 2013, 2012 and 2011 have been issued pursuant to the terms of the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 D&B Entertainment Incentive Plan”). The 2010 D&B Entertainment Incentive Plan allows the granting of nonqualified stock options to members of management, outside board members and consultants. Grantees may receive (i) time vesting options, which vest ratably on the first through fifth anniversary of the date of grant and/or (ii) performance vesting options which include Adjusted EBITDA vesting options that vest over a prescribed time period based on D&B Entertainment meeting certain profitability targets for each fiscal year and IRR vesting options which vest upon a change in control of D&B Entertainment if the Oak Hill Fund’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement, in each case subject to the grantee’s continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination).

Revenue recognition —Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our guests will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold.

Amusements costs of products —Certain midway games allow guests to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our “Winner’s Circle.” Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that we believe will be redeemed in subsequent periods based on coupons outstanding, historic redemption patterns and the estimated redemption cost of products per coupon.

Advertising costs —Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $27,475, $28,502 and $26,612 fiscal year 2013, 2012 and 2011, respectively.

Lease accounting —Rent expense is recorded on a straight-line basis over the lease term. The lease term commences on the date when we take possession and have the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising. The difference between rent payments and rent expense in any period is recorded as “Deferred occupancy costs” in the Consolidated Balance Sheets. Construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements are recorded as “Deferred occupancy costs” and amortized as a reduction of rent over the term of the lease.

We had construction allowance receivables of $5,677 and $8,893 as of February 2, 2014 and February 3, 2013, respectively, related to our new store openings. Such balances are included in “Other current assets” in the Company’s Consolidated Balance Sheet. All receivable amounts are expected to be collected.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Related party transaction —We have an expense reimbursement agreement with Oak Hill Capital Management, LLC. Pursuant to this agreement, Oak Hill Capital Management, LLC provides general advice to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. The expense reimbursement agreement provides for the reimbursement of certain expenses of Oak Hill Capital Management, LLC. The initial term of the expense reimbursement agreement expires in June 2015 and after that date such agreement will renew automatically on a year-to-year basis unless one party gives at least 30 days’ prior notice of its intention not to renew. We incurred expenses of $722 during fiscal 2013, $799 during fiscal 2012, and $860 during fiscal 2011 under the terms of the expense reimbursement agreement.

We expensed charges related to the expense reimbursement agreement described above, during fiscal 2013, 2012 and 2011 of approximately $201, $361 and $522, respectively, related to the acquisition of Dave & Buster’s directed by the Oak Hill Funds.

We made payments of $235, $235 and $0 in fiscal 2013, 2012 and 2011, respectively, to two board members who serve as advisors to the Oak Hill Funds.

From time to time we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes. Additionally, we owe D&B entertainment for certain tax-related matters. We had a net payable of $6,907 and $3,349 as of February 2, 2014 and February 3, 2013, respectively. The fiscal 2013 payable balance includes $6,411 related to income taxes which is included in “Other liabilities” in the Company’s Consolidated Balance Sheet. In fiscal 2012, we recognized approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment common stock. The expenses related to this transaction were pushed down to the Company as the funds from the offering were to have been substantially used to reduce the Company’s senior notes.

Pre-opening costs —Pre-opening costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Income taxes — We are a member of a consolidated group that includes D&B Entertainment and we file consolidated returns with all our domestic subsidiaries. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of February 2, 2014, we have accrued approximately $767 of unrecognized tax benefits, including approximately $291 of penalties and interest. During fiscal 2013, we recognized approximately $5 of tax benefits and an additional $1 of benefits related to penalties and interest based upon lapsing of time and settlement with taxing jurisdictions. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $349 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

Recent Accounting Pronouncements

Accounting Guidance Adopted— In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We review our intangible assets for impairment in our fourth quarter unless circumstances require this analysis to be completed sooner. The adoption of ASU No. 2012-02 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Accounting Guidance Not Yet Adopted— In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect the provisions of ASU No. 2013-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2: Casualty loss

On May 2, 2010, flooding occurred in Nashville, Tennessee, causing considerable damage to our Nashville store and the retail mall where our store is located. The store is covered by up to $25,000 in property and business interruption insurance subject to an overall deductible of one thousand dollars.

During fiscal 2011, we recorded $3,215 as a reduction to “Other store operating expenses” in the Consolidated Statement of Operations related to the recovery of business interruption losses from our insurance carrier, of which $1,629 was received in fiscal 2010. Additionally, during fiscal 2011, we have received $2,414 from our insurance carrier which settled in full the casualty related receivables we recorded in 2010. $798 of the funds received relates to property and equipment, $156 relates to inventories, $778 relates to pre-opening costs, and $682 relates to remediation expenses and other costs incurred as a result of the flood. The build-out of our leased facility was completed prior to January 29, 2012, and our landlord delivered to us assets with a fair value of $2,443, which resulted in a gain that we recorded in “Other store operating expenses” of $955. As of January 29, 2012, all casualty related receivables have been collected and we expect no further collections related to this casualty loss. The store reopened on November 28, 2011.

Note 3: Inventories

Inventories consist of the following:

	February 2,	February 3,
	2014	2013
Operating store—food and beverage	$3,961	$3,581
Operating store—amusement	6,214	6,125
Corporate supplies, warehouse and other	5,179	5,143

	$15,354	$14,849

Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Note 4: Property and Equipment

Property and equipment consist of the following:

	February 2,	February 3,
	2014	2013
Buildings and building improvements	$14,176	$13,919
Leasehold improvements	330,641	288,555
Furniture, fixtures and equipment	117,194	93,693
Games	88,310	73,094
Construction in progress	33,111	7,435

Total cost	583,432	476,696
Accumulated depreciation	(195,339)	(139,457)

Property and equipment, net	$388,093	$337,239

Interest costs capitalized during the construction of facilities were $602 for fiscal 2013, $510 for fiscal 2012, and $759 for fiscal 2011.

Property and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $64,933 for fiscal 2013, $61,957 for fiscal 2012, and $52,623 for fiscal 2011.

Note 5: Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended February 2, 2014 and February 3, 2013 are as follows:

Gross Amount
Goodwill Balance at January 29, 2012	$272,286
Foreign exchange differences	(8)

Goodwill Balance at February 3, 2013	272,278
Foreign exchange differences	150

Goodwill Balance at February 2, 2014	$272,428

The following table presents our goodwill and intangible assets at February 2, 2014 and February 3, 2013:

		February 2, 2014		February 3, 2013
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Not subject to amortization:
Goodwill		$272,428	$—	$272,278	$—
Tradenames		79,000	—	79,000	—

Total not subject to amortization		351,428	—	351,278	—

Subject to amortization:
Trademarks	7 years	8,500	(4,471)	8,500	(3,255)
Customer relationships	9 years	1,700	(694)	1,700	(506)
Non-compete agreements	2 years	500	(500)	500	(500)

Total subject to amortization		10,700	(5,665)	10,700	(4,261)

Total goodwill and intangibles		$362,128	$(5,665)	$361,978	$(4,261)

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The remaining weighted-average amortization period for intangibles subject to amortization is 3.7 years. Amortization expense was $1,404, $1,500, and $1,654 for the fiscal year 2013, the fiscal year 2012, and the fiscal year 2011, respectively. Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows:

Amortization
Expense
2014	$1,399
2015	1,399
2016	1,399
2017	588
2018	188
Thereafter	62

Total future amortization expense	$5,035

Note 6: Accrued Liabilities

Accrued liabilities consist of the following:

	February 2, 2014	February 3, 2013
Compensation and benefits	$14,459	$15,205
Deferred amusement revenue	14,047	11,675
Amusement redemption liability	9,707	7,144
Rent	9,040	8,902
Deferred gift card revenue	4,709	4,028
Sales and use taxes	4,408	4,282
Interest	4,214	4,242
Current portion of long-term insurance reserves	3,358	3,000
Property taxes	3,159	2,884
Other	7,278	5,762

Total accrued liabilities	$74,379	$67,124

Note 7: Long-Term Debt

Long-term debt consisted of the following:

	February 2, 2014	February 3, 2013
Senior secured credit facility—term	$144,375	$145,875
Senior notes	200,000	200,000

Total debt outstanding	344,375	345,875
Unamortized debt discount	(550)	(796)
Less current installments	(1,500)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$342,325	$343,579

Senior Secured Credit Facility

Our senior secured credit facility provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Canadian subsidiary. The revolving credit facility will be used to provide financing for

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

general purposes. The Company originally received proceeds on the term loan facility of $148,500, net of a $1,500 discount. The discount is being amortized to interest expense over the life of the term loan facility. As of February 2, 2014, we had no borrowings under the revolving credit facility, borrowings of $144,375 ($143,825, net of discount) under the term facility and $5,670 in letters of credit outstanding. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at February 2, 2014 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum leverage ratio of 4.00:1.00 as of February 2, 2014. The financial covenants will become more restrictive over time. The required minimum fixed charge coverage ratio increases annually to a required ratio of 1.30:1.00 in the fourth quarter of fiscal year 2014 and thereafter. The maximum leverage ratio decreases annually to a required ratio of 3.25:1.00 in the fourth quarter of fiscal year 2014 and thereafter. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

On May 13, 2011, the Company executed an amendment (the “Amendment”) to the senior secured credit facility. The Amendment reduced the applicable term loan margins and LIBOR floor used in setting interest rates, as well as limited the Company’s requirement to meet the covenant ratios, as stipulated in the Amendment, until such time as we make a draw on our revolving credit facility or issue letters of credit in excess of $12,000. As of February 2, 2014, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such we were not required to maintain financial ratios under our senior secured credit facility.

On May 14, 2013, the Company executed a second amendment (the “Second Amendment”) to the senior secured credit facility. The primary modification included in the Second Amendment is a reduction in the applicable term loan margin based on a consolidated leverage ratio greater than or equal to 2.75:1.00. If our consolidated leverage ratio is less than 2.75:1.00, the applicable term loan margin will be reduced for periods subsequent to fiscal 2013. As of February 2, 2014, our consolidated leverage was 2.55:1.00.

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

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-two creditors participating in the term loan portion of our senior secured credit facility. As of February 2, 2014, the OHA Funds held approximately 9.97%, or $14,394, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes —Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest. As of February 2, 2014, our $200,000 of senior notes had an approximate fair value of $214,500 based on quoted market price. The fair value of the Company’s senior notes was considered to be Level One instruments as defined by GAAP.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of February 2, 2014.

Future debt obligations —The following table sets forth our future debt payment obligations (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding
as of February 2,
2014
1 year or less	$1,500
2 years	1,500
3 years	141,375
4 years	—
5 years	200,000
Thereafter	—

Total future payments	$344,375

The following table sets forth our recorded interest expense, net:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Debt-based interest expense	$29,675	$31,393	$31,313
Amortization of issuance cost and discount	2,572	2,528	2,329
Interest income	(334)	(336)	(367)
Less capitalized interest	(602)	(510)	(759)

Total interest expense, net	$31,311	$33,075	$32,516

Note 8: Income Taxes

The provision (benefit) for income taxes is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Current expense
Federal	$3,531	$2,845	$—
Foreign	97	361	(175)
State and local	1,755	331	583
Deferred expense (benefit)	1,849	(10,895)	271

Total provision (benefit) for income taxes	$7,232	$(7,358)	$679

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Significant components of the deferred tax liabilities and assets in the consolidated balance sheets are as follows:

	February 2,	February 3,
	2014	2013
Deferred tax liabilities:
Trademark/trade name	$31,578	$31,928
Property and equipment	4,102	963
Prepaid expenses	232	189

Total deferred tax liabilities	35,912	33,080
Deferred tax assets:
Deferred revenue and ticket redemption	9,540	7,252
Leasing transactions	5,585	3,838
State net operating loss carryovers	3,495	3,444
Workers’ compensation and general liability insurance	3,429	3,666
Accrued liabilities	1,985	2,770
Deferred compensation	1,610	1,140
Tax credit carryovers	719	3,227
Smallware supplies	714	713
Indirect benefit of unrecognized tax benefits	225	216
Other	1,568	1,391

Total deferred tax assets	28,870	27,657

Valuation allowance for deferred tax assets – US	(1,388)	(1,158)

Total deferred tax assets net of valuation allowance	27,482	26,499

Net deferred tax liability	$8,430	$6,581

The Net deferred tax liability is presented in the Consolidated Balance Sheets as follows:

	February 2,	February 3,
	2014	2013
Deferred income taxes—current	$15,985	$18,209
Other assets and deferred charge	—	286

Total deferred tax assets	15,985	18,495

Deferred income taxes—current	—	189
Deferred income taxes	24,415	24,887

Total deferred tax liabilities	24,415	25,076

Net deferred tax liability	$8,430	$6,581

At February 2, 2014, we had a valuation allowance of $1,388 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at February 2, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize a portion of these benefits. Accordingly, we have increased our previously established valuation allowance against our deferred tax assets for state taxes and uncertain tax positions by $230.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

As of February 2, 2014, we had available $670 of AMT credit carryovers. AMT credits can be carried forward indefinitely. As of February 2, 2014, we have fully utilized our federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2022. As of February 2, 2014, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. The Company has a valuation allowance of $1,200 related to state net operating loss carryforwards.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $246, $269 and $228 for the fiscal years ended February 2, 2014, February 3, 2013 and January 29, 2012, respectively.

We currently anticipate that approximately $46 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2014. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $349 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2009. In fiscal 2011 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2009. As of February 2, 2014, the audit has been closed and the examination resulted in an immaterial change related to tax inventory carrying value.

The change in unrecognized tax benefits excluding interest, penalties and related income tax benefits were as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Balance at beginning of year	$471	$940	$881
Additions for tax positions of prior years	176	108	118
Reductions for tax positions of prior years	(32)	(1)	—
Settlements	—	(576)	—
Lapse of statute of limitations	(139)	—	(59)

Balance at end of year	$476	$471	$940

As of February 2, 2014 and February 3, 2013, the accrued interest and penalties on the unrecognized tax benefits were $291 and $290, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Operations.

The reconciliation of the federal statutory rate to the effective income tax rate follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	7.0%	1.9%	(8.6)%
Foreign taxes	1.3%	(0.3)%	(7.9)%
Nondeductible expenses	4.1%	8.7%	46.6%
Tax credits	(12.3)%	(24.2)%	(132.4)%
Valuation allowance	1.2%	(94.8)%	51.5%
Change in reserve	—%	(12.1)%	13.8%
Other	0.3%	16.7%	43.6%

Effective tax rate	36.6%	(69.1)%	41.6%

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Note 9: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. For fiscal 2013, rent expense for operating leases was $54,450, including contingent rentals of $2,858. For fiscal 2012, rent expense for operating leases was $50,561, including contingent rentals of $2,620. For fiscal 2011, rent expense for operating leases was $47,342, including contingent rentals of $2,310. At February 2, 2014 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2014	2015	2016	2017	2018	Thereafter	Total
$57,024	$56,068	$54,947	$53,125	$49,603	$284,780	$555,547

At February 2, 2014, we also had lease commitments on equipment as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$797	$606	$167	$14	$—	$—	$1,584

We have signed operating lease agreements for our stores located in Westchester, California and Vernon Hills, Illinois which opened in February and March 2014 respectively, and a future site in Panama City Beach, Florida which is expected to open in the second quarter of fiscal 2014. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above. Lease obligations related to the Company’s location in Bethesda, Maryland have also been included in the table above. See Note 13, “Subsequent events” to our Consolidated Financial Statements for a description of events pertaining to the Bethesda, Maryland location.

As of February 2, 2014 we have signed eleven additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above. Subsequent to February 2, 2014, future sites in Los Angeles, CA and Manchester, CT were delivered by their respective landlords resulting in future commitments of approximately $38,000.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with twenty-year notes aggregating $6,750. The notes bear interest of 7% to 7.5%. At the end of fiscal years 2013 and 2012, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $2,936 and $3,201, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$489	$489	$489	$489	$489	$1,424	$3,869

Note 10: Common Stock

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

Performance-based options

These options contain various performance-based vesting provisions depending on the type of performance option granted. Adjusted EBITDA vesting options vest over a prescribed time period based on D&B Entertainment meeting certain profitability targets for each fiscal year during the vesting period. Adjusted EBITDA vesting options also vest upon a D&B Entertainment change of control provided that internal rate of return (IRR) conditions stipulated by the Oak Hill Funds are met. IRR vesting options vest upon a change in control of D&B Entertainment if the Oak Hill Fund’s internal rate of return is greater than or equal to certain percentages set forth in the applicable option agreement. Any options that have not vested prior to a change of control or do not vest in connection with a change of control will be forfeited by the grantee upon a change of control for no consideration.

Transactions during fiscal year 2013 under the 2010 D&B Entertainment Incentive Plan were as follows:

	Service based options		Performance based options
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Options outstanding at beginning of year	4,966	$1,056	12,162	$1,015
Granted	1,012	1,963	75	2,233
Exercised	(44)	1,000	(36)	1,000
Forfeited	(141)	1,135	(241)	1,000

Options outstanding at end of year	5,793	1,213	11,960	1,023

Options exercisable at end of year	2,620	$1,060	3,333	$1,046

We recorded share-based compensation expense related to our stock option plan of $1,207, $1,099 and $1,038 during the fiscal year ended February 2, 2014, February 3, 2013 and January 29, 2012 respectively. The unrecognized expense related to our stock option plan totaled approximately $1,504 as of February 2, 2014 and will be expensed over a weighted average 1.6 years. The weighted average grant date fair value per option granted in fiscal year 2013 was $1,052. The average remaining term for all options outstanding at February 2, 2014 is 6.6 years.

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

Other Information – Related Party Transactions

On January 6, 2014, a former member of management exercised his option to purchase eighty shares of common stock at a strike price of $1,000. D&B Entertainment issued new shares in satisfaction of this exercise. Proceeds from the exercise were allocated to the Company in anticipation of future expenses.

As of February 2, 2014, the Oak Hill Funds control approximately 95.4% and certain members of our Board of Directors and management control approximately 4.5% of the outstanding common stock of D&B Entertainment. The remaining 0.1% is owned by a former member of management.

Note 11: Employee Benefit Plan

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

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $370, $382, and $273 for fiscal 2013, 2012, and 2011, respectively.

Note 12: Contingencies

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

Note 13: Subsequent events

On November 14, 2013, the Company filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda, Maryland. The landlord has alleged that the Company is in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. We believed that the lease provisions cited by the landlord were not legally enforceable and that the Company had the right to operate all facilities for the duration of the original lease term and any available lease extension periods. On March 21, 2014, the court ruled against the Company. The Company is evaluating all options available to it, including the filing of motions or appeals in an effort to overturn this decision. However, it is likely the store will close in fiscal 2014. We believe that all of our fixed assets from the Bethesda store are either fully depreciated or can be transferred to other locations. With past store closures, we have experienced customer migration to other stores within the same market. We believe that some customers will choose to visit our store in Hanover, Maryland, which is approximately 30 miles from our Bethesda store.

Note 14: Condensed Consolidating Financial Information

The senior notes are guaranteed on a senior basis by all domestic subsidiaries of the Company. The subsidiaries’ guarantee of the senior notes are full and unconditional and joint and several.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $(493) and $(4,270), respectively, for the fiscal year ended February 2, 2014 and $249 and $3,474, respectively for the fiscal year ended February 3, 2013. There are no restrictions on cash distributions from the non-guarantor subsidiary.

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

February 2, 2014:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$89,095	$1,381	$—	$90,476
Property and equipment, net (Note 4)	383,409	4,684	—	388,093
Tradenames (Note 5)	79,000	—	—	79,000
Goodwill (Note 5)	273,725	(1,297)	—	272,428
Investment in sub	3,303	—	(3,303)	—
Other assets and deferred charges	21,319	70	—	21,389

Total assets	$849,851	$4,838	$(3,303)	$851,386

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$111,279	$1,765	$—	$113,044
Deferred income taxes	24,766	(351)	—	24,415
Deferred occupancy costs	81,622	121	—	81,743
Other liabilities	15,599	—	—	15,599
Long-term debt, less current installments, net of unamortized discount (Note 7)	342,325	—	—	342,325
Stockholder’s equity	274,260	3,303	(3,303)	274,260

Total liabilities and stockholder’s equity	$849,851	$4,838	$(3,303)	$851,386

February 3, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$85,696	$6,122	$—	$91,818
Property and equipment, net (Note 4)	333,018	4,221	—	337,239
Tradenames (Note 5)	79,000	—	—	79,000
Goodwill (Note 5)	273,725	(1,447)	—	272,278
Investment in sub	4,215	—	(4,215)	—
Other assets and deferred charges	23,854	364	—	24,218

Total assets	$799,508	$9,260	$(4,215)	$804,553

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$87,936	$4,947	$—	$92,883
Deferred income taxes	24,887	—	—	24,887
Deferred occupancy costs	69,446	98	—	69,544
Other liabilities	12,684	—	—	12,684
Long-term debt, less current installments, net of unamortized discount (Note 7)	343,579	—	—	343,579
Stockholder’s equity	260,976	4,215	(4,215)	260,976

Total liabilities and stockholder’s equity	$799,508	$9,260	$(4,215)	$804,553

DAVE & BUSTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Note 15: Quarterly Financial Information (unaudited)

	Fiscal Year Ended February 2, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	5/5/2013	8/4/2013	11/3/2013	2/2/2014
Total revenues	$168,155	$153,723	$142,330	$171,371
Income (loss) before provision (benefit) for income taxes	14,523	3,232	(8,679)	10,652
Net income (loss)	10,029	2,386	(6,743)	6,824

	Fiscal Year Ended February 3, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	4/29/2012	7/29/2012	10/28/2012	2/3/2013 (1)
Total revenues	$163,474	$147,941	$131,066	$165,586
Income (loss) before provision (benefit) for income taxes	14,725	315	(10,541)	6,140
Net income (loss)	10,984	687	(1,621)	7,947

(1)	Our fiscal 2012 year consisted of 53 weeks. Each quarterly period has 13 weeks, except the fourth quarterly period ended February 3, 2013, which consists of 14 weeks. We have estimated the revenues during the 53rd week of fiscal 2012 to be $10,355.

During 2013, we opened five locations: Virginia Beach, Virginia, in the second quarter, Syracuse, New York and Albany, New York, in the third quarter, Cary, North Carolina and Livonia, Michigan in the fourth quarter. During 2012, we opened four locations: Oklahoma City, Oklahoma in the first quarter, Orland Park, Illinois in the third quarter, Dallas, Texas and Boise, Idaho both in the fourth quarter. Additionally, during the fourth quarter of fiscal 2012, we permanently closed one store in Dallas, Texas. Pre-opening costs incurred in fiscal 2013 were $872, $1,970, $2,333 and $1,865 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2012 were $150, $559, $1,089 and $1,262 in the first, second, third and fourth quarters, respectively.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-Laws of the Registrant. (1)

4.1	Indenture dated as of June 1, 2010 among the Registrant, the Guarantors as defined therein and Wells Fargo National Association, as Trustee. (1)

4.2	Form of 11% Senior Notes due 2018 (included in Exhibit 4.1)

10.1	Credit Agreement dated as of June 1, 2010, among Games Intermediate Merger Corp., Games Merger Corp., 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto. (1)

10.2	First Amendment, dated as of May 13, 2011, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., the Registrant, 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto. (2)

10.3	Form of Amended and Restated Employment Agreement, dated as of May 2, 2010, by and among Dave & Buster’s Management Corporation, the Registrant, and the various executive officers of the Registrant. (1)

10.4	Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan. (1)

10.5	Amendment No. 1 to the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan. (2)

10.6	Amendment No. 2 to the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan. (4)

10.7	Expense Reimbursement Agreement, dated as of June 1, 2010, by and between the Registrant and Oak Hill Capital Management LLC. (3)

10.8	Second Amendment, dated as of May 14, 2013, to the Credit Agreement, dated as of June 1, 2010, among Dave & Buster’s Holdings, Inc., the Registrant, 6131646 Canada, Inc. and the several banks and other financial institutions or entities from time to time parties thereto. (5)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (6)

21.1	Subsidiaries of the Registrant. (6)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a). (6)

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a). (6)

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101	XBRL Interactive Datafiles

(1)	Filed as an exhibit to registration statement on Form S-4 filed August 11, 2010, SEC File No. 333-168759, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended May 1, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended January 29, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-K for fiscal year ended February 3, 2013, and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended May 5, 2013, and incorporated herein by reference.
(6)	Filed herewith.

E-1