Form 10-Q
period 2014-05-04
DAVE & BUSTERS INC
filed 2014-06-17
CIK 943823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2014

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

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of June 13, 2014, was 100 shares.

DAVE & BUSTER’S, INC.

FORM 10-Q FOR PERIOD ENDED MAY 4, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 4,	February 2,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$60,888	$38,080
Inventories	16,320	15,354
Prepaid expenses	11,421	9,620
Deferred income taxes	16,620	15,985
Income taxes receivable	690	2,444
Other current assets	9,230	8,993

Total current assets	115,169	90,476
Property and equipment (net of $210,907 and $195,339 accumulated depreciation as of May 4, 2014 and February 2, 2014, respectively)	394,705	388,093
Tradenames	79,000	79,000
Goodwill	272,411	272,428
Other assets and deferred charges	20,448	21,389

Total assets	$881,733	$851,386

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$1,500	$1,500
Accounts payable	34,538	36,092
Accrued liabilities (Note 2)	82,673	74,379
Income taxes payable	2,535	1,073
Deferred income taxes	636	—

Total current liabilities	121,882	113,044
Deferred income taxes	21,379	24,415
Deferred occupancy costs	85,742	81,743
Other liabilities	22,627	15,599
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,011	342,325
Commitments and contingencies (Note 5)
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 authorized; 100 issued and outstanding as of May 4, 2014 and February 2, 2014	—	—
Preferred stock, 10,000,000 authorized; none issued	—	—
Paid-in capital	248,410	248,136
Accumulated other comprehensive loss	(118)	(167)
Retained earnings	39,800	26,291

Total stockholder’s equity	288,092	274,260

Total liabilities and stockholder’s equity	$881,733	$851,386

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Food and beverage revenues	$92,982	$80,911
Amusement and other revenues	101,841	87,244

Total revenues	194,823	168,155
Cost of food and beverage	23,858	20,151
Cost of amusement and other	13,195	12,213

Total cost of products	37,053	32,364
Operating payroll and benefits	42,790	37,439
Other store operating expenses	56,553	48,181
General and administrative expenses	10,465	9,724
Depreciation and amortization expense	17,287	16,910
Pre-opening costs	2,444	872

Total operating costs	166,592	145,490

Operating income	28,231	22,665
Interest expense, net (Note 3)	7,521	8,142

Income before provision for income taxes	20,710	14,523
Provision for income taxes	7,201	4,494

Net income	13,509	10,029

Unrealized foreign currency translation gain (loss)	49	(43)

Total comprehensive income	$13,558	$9,986

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Cash flows from operating activities:
Net income	$13,509	$10,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,287	16,910
Debt costs and discount amortization (Note 3)	632	576
Deferred income tax expense (benefit)	(3,035)	868
Loss on disposal of fixed assets	293	504
Share-based compensation charges	274	277
Other, net	(16)	311
Changes in assets and liabilities:
Inventories	(966)	184
Prepaid expenses	(1,760)	81
Income taxes receivable	1,754	—
Other current assets	(232)	8,451
Other assets and deferred charges	(29)	(287)
Accounts payable	4,260	(6,062)
Accrued liabilities	8,153	3,696
Income taxes payable	1,462	3,616
Deferred occupancy costs	4,040	(876)
Other liabilities	7,128	(105)

Net cash provided by operating activities	52,754	38,173

Cash flows from investing activities:
Capital expenditures	(29,583)	(9,679)
Proceeds from sales of property and equipment	12	105

Net cash used in investing activities	(29,571)	(9,574)

Cash flows from financing activities:
Repayments of senior secured credit facility	(375)	(608)

Net cash used in financing activities	(375)	(608)

Increase in cash and cash equivalents	22,808	27,991
Beginning cash and cash equivalents	38,080	36,117

Ending cash and cash equivalents	$60,888	$64,108

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$104	$10
Cash paid for interest and related debt fees, net of amounts capitalized	$1,667	$2,095

See accompanying notes to consolidated financial statements.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of Business — Dave & Buster’s, Inc., a Missouri corporation, owns and operates high-volume venues in North America that combine dining and entertainment for both adults and families. Our venues operate under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” As of May 4, 2014, there were 68 company-owned locations in the United States and Canada. On May 26, 2014, we opened a new store in Panama City Beach, Florida. Dave & Buster’s, Inc. operates its business as one operating and one reportable segment. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ending February 1, 2015 and February 2, 2014, both will consist of 52 weeks.

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

D&B Entertainment owns no significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to “Dave & Buster’s,” the “Company,” “we,” “us,” and “our” are references to Dave & Buster’s, Inc. and its subsidiaries.

Related party transactions — We owe D&B Entertainment for certain tax-related matters. We had a net payable of $13,745 and $6,907 as of May 4, 2014 and February 2, 2014, respectively. Additionally, from time to time, we temporarily advance funds to D&B Entertainment for payment of expenditures for its corporate purposes.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-three creditors participating in the term loan portion of our senior secured credit facility. As of May 4, 2014, the OHA Funds held approximately 9.97%, or $14,308 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen weeks ended May 4, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 1, 2015. Our quarterly financial data should be read in conjunction with our Annual Audited Consolidated Financial Statements for the year ended February 2, 2014 (including the notes thereto) as contained in our Annual Report on Form 10-K filed with the SEC.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements — We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended February 2, 2014.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	May 4, 2014	February 2, 2014
Deferred amusement revenue	$15,517	$14,047
Compensation and benefits	14,032	14,459
Amusement redemption liability	9,707	9,707
Interest	9,505	4,214
Rent	9,193	9,040
Deferred gift card revenue	4,501	4,709
Sales and use taxes	4,277	4,408
Property taxes	3,765	3,159
Current portion of long-term insurance reserves	3,358	3,358
Other	8,818	7,278

Total accrued liabilities	$82,673	$74,379

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	May 4, 2014	February 2, 2014
Senior secured credit facility—term	$144,000	$144,375
Senior notes	200,000	200,000

Total debt outstanding	344,000	344,375
Unamortized debt discount	(489)	(550)
Less current installments	(1,500)	(1,500)

Long-term debt, less current installments, net of unamortized discount	$342,011	$342,325

Senior Secured Credit Facility — Our senior secured credit facility, as amended, provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016, and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility is available to provide financing for general purposes. As of May 4, 2014, we had no borrowings under the revolving credit facility, borrowings of $144,000 ($143,511, net of discount) under the term facility and $5,822 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The interest rate on the term loan facility at May 4, 2014 was 4.5%. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The senior secured credit facility requires compliance with financial covenants including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. The Company is required to maintain a minimum fixed charge coverage ratio of 1.20:1.00 and a maximum leverage ratio of 3.75:1.00 as of May 4, 2014. In addition, the senior secured credit facility includes negative covenants restricting or limiting, D&B Holdings, Dave & Buster’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make capital expenditures and sell or acquire assets. Virtually all of the Company’s assets are pledged as collateral for the senior secured credit facility.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

As of May 4, 2014, we have had no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such in accordance with the terms of the first amendment to the senior secured credit facility, we were not required to maintain financial ratios under our senior secured credit facility.

The second amendment to the senior secured credit facility provides for a reduction in the applicable term loan margin if our consolidated leverage ratio is less than 2.75:1.00 effective for periods subsequent to fiscal 2013. As of May 4, 2014, our consolidated leverage was 2.41:1.00. Effective May 7, 2014, our interest rate on the term loan facility was reduced to 4.25%.

Our senior secured credit facility also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including acceleration of amounts due under the senior secured credit facility and all other actions permitted to be taken by a secured creditor.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest. As of May 4, 2014, our $200,000 of senior notes had an approximate fair value of $211,300 based on quoted market price. The fair value of the Company’s senior notes was determined to be a Level One instrument as defined by GAAP.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 4, 2014.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of May 4, 2014 (excluding repayment obligations under the revolving portion of our senior secured credit facility).

Debt Outstanding as of May 4, 2014
1 year or less	$1,500
2 years	1,500
3 years	141,000
4 years	—
5 years	200,000
Thereafter	—

Total future payments	$344,000

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

The following tables set forth our recorded interest expense, net:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Debt-based interest expense	$7,063	$7,689
Amortization of issuance cost and discount	632	576
Interest income	(68)	(82)
Less capitalized interest	(106)	(41)

Total interest expense, net	$7,521	$8,142

Our senior secured credit facility requires us to make mandatory debt prepayments to the extent that we have excess cash flow, as defined by the facility, in any completed fiscal year. On May 5, 2014, we made a $491 debt prepayment based on our fiscal 2013 excess cash flow. The excess cash flow prepayment represented early payment of $375 in principal which is due on July 31, 2014 and $116 in principal which is due on October 31, 2014.

Note 4: Income Taxes

The provision for income taxes is as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Current Expense
Federal	$8,854	$2,590
Foreign	151	202
State and local	1,231	834
Deferred expense (benefit)	(3,035)	868

Total provision for income taxes	$7,201	$4,494

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

In assessing the realizability of deferred tax assets, at May 4, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,390 for deferred tax assets associated with state taxes, and uncertain tax positions. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

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

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

As of May 4, 2014, we have accrued approximately $567 of unrecognized tax benefits and approximately $322 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $383 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company is a member of a consolidated group that includes D&B Entertainment and we file consolidated returns with all our domestic subsidiaries. As of May 4, 2014, the Company owes D&B Entertainment approximately $13,319 of tax-related balances. In fiscal year 2014, we expect to utilize approximately $670 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment.

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

On November 14, 2013, the Company filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda, Maryland. The landlord has alleged that the Company is in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. On March 21, 2014, the court ruled against the Company. The Company is evaluating all options available to it, including the filing of motions or appeals in an effort to overturn this decision. However, it is likely the store will close in fiscal 2014. We believe that all of our fixed assets from the Bethesda store are either fully depreciated or can be transferred to other locations. With past store closures, we have experienced guest migration to other stores within the same market.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of May 4, 2014:

Operating Lease Obligations at May 4, 2014
1 year or less	$60,618
2 years	60,388
3 years	58,776
4 years	56,685
5 years	52,566
Thereafter	324,890

Total future payments	$613,923

We have signed operating lease agreements for our store located in Panama City Beach, Florida which opened for business on May 26, 2014 and future sites located in Los Angeles, California, Albuquerque, New Mexico and Manchester, Connecticut (Hartford) which are scheduled to open in fiscal 2014.The landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above. Lease obligations related to the Company’s location in Bethesda, Maryland have also been included in the table above.

Additionally, as of May 4, 2014, we have signed ten lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

As of June 2, 2014, our future site located in Greenville, South Carolina, included above, has been delivered by the landlord resulting in future commitments of approximately $12,600.

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

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” No other condensed consolidating financial statements are presented herein. The results of operations and cash flows from operating activities from the non-guarantor subsidiary were $167 and $925 respectively, for the thirteen week period ended May 4, 2014. There are no restrictions on cash distributions from the non-guarantor subsidiary.

Dave & Buster’s, Inc.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

May 4, 2014:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors (1)	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$112,922	$2,247	$—	$115,169
Property and equipment, net	390,125	4,580	—	394,705
Tradenames	79,000	—	—	79,000
Goodwill	273,726	(1,315)	—	272,411
Investment in sub	3,519	—	(3,519)	—
Other assets and deferred charges	20,377	71	—	20,448

Total assets	$879,669	$5,583	$(3,519)	$881,733

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors (1)	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$119,511	$2,371	$—	$121,882
Deferred income taxes	21,817	(438)	—	21,379
Deferred occupancy costs	85,611	131	—	85,742
Other liabilities	22,627	—	—	22,627
Long-term debt, less current installments, net of unamortized discount (Note 3)	342,011	—	—	342,011
Stockholder’s equity	288,092	3,519	(3,519)	288,092

Total liabilities and stockholder’s equity	$879,669	$5,583	$(3,519)	$881,733

May 5, 2013:

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors (1)	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Assets:
Current assets	$102,038	$5,172	$—	$107,210
Property and equipment, net	325,384	3,995	—	329,379
Tradenames	79,000	—	—	79,000
Goodwill	273,725	(1,431)	—	272,294
Investment in sub	4,114	—	(4,114)	—
Other assets and deferred charges	23,404	478	—	23,882

Total assets	$807,665	$8,214	$(4,114)	$811,765

	Issuer and Subsidiary Guarantors	Subsidiary Non- Guarantors (1)	Consolidating Adjustments	Consolidated Dave & Buster’s, Inc.
Liabilities and stockholder’s equity:
Current liabilities	$90,241	$3,994	$—	$94,235
Deferred income taxes	21,813	—	—	21,813
Deferred occupancy costs	68,527	106	—	68,633
Other liabilities	12,579	—	—	12,579
Long-term debt, less current installments, net of unamortized discount (Note 3)	343,266	—	—	343,266
Stockholder’s equity	271,239	4,114	(4,114)	271,239

Total liabilities and stockholder’s equity	$807,665	$8,214	$(4,114)	$811,765

(1)	Non-guarantor entity includes the one non-domestic subsidiary of Dave & Buster’s, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended February 2, 2014 and our interim unaudited financial statements and related notes included in this Form 10-Q in Part I, Item 1. Our Annual Report is available on our website at www.daveandbusters.com. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” in Item 4 for a discussion of the risks, uncertainties, and assumptions relating to our forward-looking statements. All dollar amounts are presented in thousands.

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families. Founded in 1982, the core of our concept is to offer our guest the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverage items. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our guests are a balanced mix of men and women, primarily aged between 21 and 39, and we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of May 4, 2014, we owned and operated 68 company-owned locations in 26 states and Canada. On May 26, 2014, we opened a new store in Panama City Beach, Florida. Our stores average 46,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Corporate history

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of Dave & Buster’s Holding, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P and HBK Main Street Investors L.P. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the merger). As a result of the acquisition and certain post-acquisition activity, the Oak Hill Funds directly control approximately 95.4% of D&B Entertainment’s outstanding common stock and have the right to appoint certain members of our Board of Directors, and certain members of our Board of Directors and management control approximately 4.5% of D&B Entertainment’s outstanding common stock. The remaining 0.1% is owned by a former member of management.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the first quarter of 2014 relate to the 13 week period ended May 4, 2014. All references to the first quarter of 2013 relate to the 13 week period ended May 5, 2013. Both our 2014 fiscal year and 2013 fiscal year will consist of 52 weeks.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable Store Sales— Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 57 and 55 stores as of May 4, 2014 and May 5, 2013, respectively.

New Store Openings — Our ability to expand our business and reach new guests is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes to be 15% to 20% lower and our Store-level EBITDA margins (defined below) to be 2% to 5% lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Store-level EBITDA, Store-level EBITDA Margin and Adjusted EBITDA. These non-GAAP measures are not measurements of our operating or financial performance under GAAP and should not be considered as an alternative to performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Store-level EBITDA Margin — We define “Store-level EBITDA” as net income (loss), plus interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store-level EBITDA margin” is defined as Store-level EBITDA divided by total revenues.

Store-level EBITDA margin allows us to evaluate operating performance and returns of each store across stores of varying size and volume. We believe that Store-level EBITDA Margin is a useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores during the period. We also believe that Store-level EBITDA Margin is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store-level EBITDA Margin as a means of evaluating store financial performance compared with our competitors.

Adjusted EBITDA — We define Adjusted EBITDA as net income (loss), plus interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, change in deferred amusement revenue and ticket liability estimations, currency transaction (gain) loss, reimbursement of affiliate expenses, severance, transaction costs and other non-recurring expenses.

We believe that Adjusted EBITDA is helpful in evaluating our operating performance and our capacity to incur and service debt and fund capital expenditures. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is also a metric utilized to measure performance-based bonuses paid to our executive officers and certain managers.

Adjusted EBITDA Margin — Adjusted EBITDA Margin represents Adjusted EBITDA divided by total revenues. Adjusted EBITDA Margin allows us to evaluate our overall operating performance over time by excluding items that we do not believe are indicative of our core operating performance.

Key Line Item Descriptions

Revenue — Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended May 4, 2014, we derived 32.3% of our total revenue from food sales, 15.4% from beverage sales, 51.6% from amusement sales and 0.7% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by an increase in guest traffic counts or by increases in average dollars spent per guest.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our guests the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with guest preferences. We intend to continue to invest in new games as they become available and prove to be attractive to guests. Our unique venue allows us to provide our guests with value driven food and amusement combination offerings such as our Eat & Play Combo®. The Eat & Play Combo® allows guests to purchase a variety of entrée and game card pairings at various discounted fixed price levels and from time to time we include tickets that can be redeemed for prizes as part of the offering. Our “Half-Price Game Play Wednesdays” offer allows guests to play virtually all of our games for one-half of the regular price on Wednesdays. We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our guests to play certain new games for free as a way to introduce those new games.

We believe that special events business is a very important component of our revenue because a significant percentage of our guests attending a special event are visiting a Dave & Buster’s for the first time. This is a very advantageous way to introduce the concept to new guests. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended May 4, 2014, the cost of food products averaged 26.6% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 13.0% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

General and Administrative Expenses— General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.

Depreciation and Amortization Expense — Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives.

Pre-opening Costs— Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities.

Liquidity and cash flows —The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-level variability, quarterly fluctuations, seasonality, and inflation — We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

We also expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe weather on guest traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

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

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 4, 2014		May 5, 2013
Food and beverage revenues	$92,982	47.7%	$80,911	48.1%
Amusement and other revenues	101,841	52.3	87,244	51.9

Total revenues	194,823	100.0	168,155	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	23,858	25.7	20,151	24.9
Cost of amusement and other (as a percentage of amusement and other revenues)	13,195	13.0	12,213	14.0

Total cost of products	37,053	19.0	32,364	19.2
Operating payroll and benefits	42,790	22.0	37,439	22.3
Other store operating expenses	56,553	28.9	48,181	28.7
General and administrative expenses	10,465	5.4	9,724	5.8
Depreciation and amortization expense	17,287	8.9	16,910	10.1
Pre-opening costs	2,444	1.3	872	0.5

Total operating costs	166,592	85.5	145,490	86.6

Operating income	28,231	14.5	22,665	13.4
Interest expense, net	7,521	3.9	8,142	4.8

Income before provision for income taxes	20,710	10.6	14,523	8.6
Provision for income taxes	7,201	3.7	4,494	2.7

Net income	$13,509	6.9%	$10,029	5.9%

Change in comparable store sales (1)		4.7%		1.8%
Company owned stores open at end of period		68		61
Comparable stores open at end of period (1)		57		55

(1)

“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2014 comparable stores exclude our Bethesda, Maryland, location which we anticipate closing prior to the end of fiscal 2014.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA Margins

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Net Income	$13,509	$10,029
Interest expense, net	7,521	8,142
Provision for income tax	7,201	4,494
Depreciation and amortization expense	17,287	16,910
General and administrative expenses	10,465	9,724
Pre-opening costs	2,444	872

Store-level EBITDA	$58,427	$50,171

Store-level EBITDA Margin	30.0%	29.8%

Reconciliations of Non-GAAP Financial Measures - EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended May 4, 2014 and May 5, 2013:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 4, 2014	May 5, 2013
Net Income	$13,509	$10,029
Interest expense, net	7,521	8,142
Provision for income tax	7,201	4,494
Depreciation and amortization expense	17,287	16,910
Loss on asset disposal	293	504
Share-based compensation	274	277
Pre-opening costs	2,444	872
Change in deferred amusement revenue, ticket liability & other (1)	1,470	1,346
Other (2)	614	358

Adjusted EBITDA	$50,613	$42,932

Adjusted EBITDA Margin	26.0%	25.5%

(1)	Primarily represents quarterly increases (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by guests on our redemption games.
(2)

Other includes currency transaction loss (gain) related to our store in Canada, reimbursements of affiliate expenses, Board of Director fees, non-cash expenses associated with certain acquisition-related insurance policies and certain transaction related expenses.

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks Ended May 4, 2014	Thirteen Weeks Ended May 5, 2013
New store	$14,787	$5,249
Operating initiatives	2,962	2,823
Games	3,853	460
Maintenance	2,167	1,147

Total capital additions	$23,769	$9,679

Tenant improvement allowances	$4,969	$—

Thirteen Weeks Ended May 4, 2014 Compared to Thirteen Weeks Ended May 5, 2013

Revenues

Total revenues increased $26,668, or 15.9%, in the first quarter of 2014 compared to the first quarter of 2013.

The increased revenues were derived from the following sources:

Non-comparable stores - operating	$19,844
Comparable stores	7,472
Other	(648)

Total	$26,668

Comparable store revenue increased $7,472, or 4.7% in the first quarter of 2014 compared to the first quarter of 2013. Comparable store walk-in revenues, which accounted for 90.3% of consolidated comparable store revenue in the first quarter of 2014, increased $6,896, or 4.9% compared to the first quarter of 2013. Comparable store special events revenues, which accounted for 9.7% of consolidated comparable store revenue in the first quarter of 2014, increased $576 or 3.7% compared to the first quarter of 2013.

Sales growth was led by amusement revenues. Comparable store amusement and other revenues in the first quarter of 2014 increased by $4,686, or 5.7%, to $86,317 from $81,631 in the first quarter of 2013. The growth over 2013 in amusement sales was driven by Power Card up-sell initiatives, increased amusement promotional offers and buy-ins at higher denominations. Beverage sales at comparable stores increased by $1,877, or 8.0%, to $25,427 in the first quarter of 2014 from $23,550 in the first quarter of 2013. Food sales at comparable stores increased by $909, or 1.7%, to $53,054 in the first quarter of 2014 from $52,145 in the first quarter of 2013.

The non-comparable store revenue increased $19,844, or 174.4%, in the first quarter of 2014 compared to the first quarter of 2013. The increase in non-comparable store revenue was primarily driven by sales at our seven stores opened subsequent to the first quarter of fiscal 2013 (five opened in fiscal 2013 and two opened in fiscal 2014). This increase was partially offset by revenue decreases in our stores opened in fiscal 2012, due to those stores coming out of the “honeymoon” period.

Our revenue mix was 32.3% for food, 15.4% for beverage, and 52.3% for amusements and other for the first quarter of 2014. This compares to 33.2%, 14.9%, and 51.9%, respectively, for the first quarter of 2013.

Cost of products

Cost of food and beverage products increased to $23,858 in the first quarter of 2014 compared to $20,151 in the first quarter of 2013 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 80 basis points to 25.7% for the first quarter of 2014 from 24.9% for the first quarter of 2013. Increased cost in our meat and seafood categories and an unfavorable shift in sales mix to categories with higher cost of products was partially offset by reduced poultry costs.

Cost of amusement and other increased to $13,195 in the first quarter of 2014 compared to $12,213 in the first quarter of 2013. The costs of amusement and other, as a percentage of amusement and other revenues decreased 100 basis points to 13.0% for the first quarter of 2014 from 14.0% for the first quarter of 2013. This decrease was driven by a reduction in the redemption cost per ticket redeemed as a result of Winner’s Circle price increases and efficiencies in procurement of items available for redemption in our Winner’s Circle.

Operating payroll and benefits

Operating payroll and benefits increased by $5,351, or 14.3%, to $42,790 in the first quarter of 2014 compared to $37,439 in the first quarter of 2013, primarily due to new store openings during fiscal 2013 and the first quarter of fiscal 2014. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 22.0% for the first quarter of 2014 compared to 22.3% for the first quarter of 2013. The decrease in operating payroll and benefits, as a percentage of revenues was driven primarily by improved efficiencies in our comparable store base partially offset by start-up inefficiencies in our new stores.

Other store operating expenses

Other store operating expenses increased by $8,372, or 17.4%, to $56,553 in the first quarter of 2014 compared to $48,181 in the first quarter of 2013, primarily due to new store openings and higher cost of marketing due to increases in the overall volume of advertising during the quarter and the underlying price of the media, strategic shifts in media purchasing and increased spend on sports related viewing events. Other store operating expenses as a percentage of total revenues increased 20 basis points to 28.9% in the first quarter of 2014 compared to 28.7% for the same period of 2013.

General and administrative expenses

General and administrative expenses increased by $741, or 7.6%, to $10,465 in the first quarter of 2014 compared to $9,724 in the first quarter of 2013. The increase in general and administrative expenses was primarily driven by increased legal and professional fees, increased labor expenses at our corporate headquarters and increased travel expenses associated with our annual store management meeting. General and administrative expenses, as a percentage of total revenues, decreased 40 basis points to 5.4% in the first quarter of fiscal 2014 from 5.8% in the first quarter of fiscal 2013, primarily due to the leveraging impact of higher store sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $377, or 2.2%, to $17,287 in the first quarter of 2014 compared to $16,910 in the first quarter of 2013. Increased depreciation related to new stores and recent renovations on existing stores was partially offset by assets in our comparable store base becoming fully depreciated and accelerated depreciation in fiscal 2013 on certain assets related to our Bethesda location and assets expected to be replaced as part of the 2013 remodels.

Pre-opening costs

Pre-opening costs increased by $1,572 to $2,444 in the first quarter of 2014 compared to $872 in the first quarter of 2013 due to the timing of new store openings. During the first quarter of 2014, our pre-opening costs were primarily attributable to three stores, two of which opened during the first quarter of 2014 and one which opened within a month of the quarter, and a future site located in Los Angeles, California that is scheduled to open in the third quarter of 2014. During the first quarter of 2013, our pre-opening costs were primarily attributable to three locations, all of which opened during the second half of fiscal 2013.

Interest expense

Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, and any interest income earned. Interest expense decreased by $621 to $7,521 in the first quarter of 2014 compared to $8,142 in the first quarter of 2013. This decrease was primarily due to lower interest rates based on the Second Amendment, as described in “Liquidity and Capital Resources—Indebtedness”.

Income tax provision

The income tax provision for 2014 was $7,201 compared to an income tax provision of $4,494 for the first quarter of 2013. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, at May 4, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,390 for deferred tax assets associated with state taxes, and uncertain tax positions. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 4, 2014, we have accrued approximately $567 of unrecognized tax benefits and approximately $322 of penalties and interest. During the thirteen weeks ended May 4, 2014, we increased our unrecognized provision by $91 and increased our accrual for interest and penalties by $31. Because of the impact of deferred tax accounting, $383 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2009.

The Company is a member of a consolidated group that includes D&B Entertainment. As of May 4, 2014, the Company owes D&B Entertainment approximately $13,319 of tax related balances. In fiscal 2014, we expect to utilize approximately $670 of available stand-alone tax credit carryforwards to offset our estimated stand-alone cash tax liability to D&B Entertainment.

Liquidity and Capital Resources

We finance our activities through cash flow from operations, our senior notes, and borrowings under our senior secured credit facility. As of May 4, 2014, we had cash and cash equivalents of $60,888, net working capital deficit of $6,713 and outstanding debt obligations of $344,000 ($343,511 net of discount). We also had $44,178 in borrowing availability under our senior secured credit facility, which includes $1,000 in borrowing availability under our Canadian revolving credit facility.

We currently have, and anticipate that in the future we may have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of debt obligations under our senior secured credit facility and senior notes.

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

As of May 4, 2014, we expect our short-term liquidity requirements to include (a) approximately $104,000 to $114,000 of capital expenditures (net of tenant improvement allowances from landlords), (b) scheduled debt service payments of $30,407, including $1,500 in principal payments and $28,907 in interest, (c) lease obligation payments of $60,618 and (d) estimated cash tax payments of approximately $8,900.

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

Indebtedness

Senior Secured Credit Facility — Our senior secured credit facility, as amended, provides (a) a $150,000 term loan facility with a maturity date of June 1, 2016 and (b) a $50,000 revolving credit facility with a maturity date of June 1, 2015. The $50,000 revolving credit facility includes (i) a $20,000 letter of credit sub-facility (ii) a $5,000 swingline sub-facility and (iii) a $1,000 (in US Dollar equivalent) sub-facility available in Canadian dollars to the Company’s Canadian subsidiary. The revolving credit facility will be used to provide financing for general purposes. The senior secured credit facility is secured by the Company’s assets and is unconditionally guaranteed by each of our direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions) and by certain specified guarantors with respect to the obligations of the Canadian subsidiary. As of May 4, 2014, we had no borrowings under the revolving credit facility, borrowings of $144,000 ($143,511, net of discount) under the term facility and $5,822 in letters of credit outstanding.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined Eurodollar rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The effective rate of interest on borrowings under our senior secured credit facility was 4.8% for the first quarter of 2014. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The second amendment (the “Second Amendment”) to the senior secured credit facility provides for a reduction in the applicable term loan margin. If our consolidated leverage ratio is less than 2.75:1.00, the applicable term loan margin will be further reduced effective for periods subsequent to fiscal 2013. As of May 4, 2014, we had a consolidated leverage ratio of 2.41:1.00. Effective May 7, 2014, our interest rate on the term loan facility was reduced to 4.25%.

Interest rates on borrowings under our senior secured credit facility will vary based on the movement of prescribed indexes and/or applicable margin percentages. Our senior secured credit facility requires scheduled quarterly payments of principal and interest on the term loans near the end of each of the fiscal quarters. Our senior secured credit facility requires us to make mandatory debt prepayments to the extent that we have excess cash flow, as defined by the facility, in any completed fiscal year. On May 5, 2014, we made a $491 debt prepayment based on our fiscal 2013 excess cash flow. The excess cash flow prepayment represented early payment of $375 in principal which is due on July 31, 2014 and $116 in principal which is due on October 31, 2014.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of twenty-three creditors participating in the term loan portion of our senior secured credit facility. As of May 4, 2014, the OHA Funds held approximately 9.97%, or $14,308, of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Oak Hill Advisors, L.P. and an affiliate of Oak Hill Capital Management, LLC co-manage Oak Hill Special Opportunities Fund, L.P., a private fund. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments Oak Hill Advisors, L.P. and/or the funds it manages.

Senior notes — Our senior notes are general unsecured, unsubordinated obligations of the Company and mature on June 1, 2018. Interest on the notes is paid semi-annually and accrues at the rate of 11.0% per annum. On or after June 1, 2014, the Company may redeem all, or from time-to-time, a part of the senior notes at redemption prices (expressed as a percentage of principal amount) ranging from 105.5% to 100.0% plus accrued and unpaid interest on the senior notes. As of May 4, 2014, our $200,000 of senior notes had an approximate fair value of $211,300 based on quoted market price.

Covenants — As of May 4, 2014, we have no draws on our revolving credit facility and outstanding letters of credit have not exceeded $12,000, and as such in accordance with the first amendment to the senior credit facility, we were not required to maintain financial ratios under our senior secured credit facility.

The senior notes restrict the Company’s ability to incur indebtedness, outside of the senior secured credit facility, unless the consolidated coverage ratio exceeds 2.00:1.00 or other financial and operational requirements are met. Additionally, the terms of the senior notes restrict the Company’s ability to make certain payments to affiliated entities. The Company was in compliance with the debt covenants as of May 4, 2014.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks	Thirteen Weeks
	Ended May 4, 2014	Ended May 5, 2013
Net cash provided by (used in):
Operating activities	$52,754	$38,173
Investing activities	(29,571)	(9,574)
Financing activities	(375)	(608)

Net cash provided by operating activities was $52,754 for the thirteen weeks ended May 4, 2014 compared to cash provided by operating activities of $38,173 for the thirteen weeks ended May 5, 2013. Improved cash flows from operations were driven primarily by additional non-comparable store sales, increased comparable store sales and improved operating margins, partially offset by higher pre-opening costs due to the timing of new store openings.

Net cash used in investing activities was $29,571 for the thirteen weeks ended May 4, 2014 compared to $9,574 for the thirteen weeks ended May 5, 2013. Net cash used in investing activities increased in the first thirteen weeks of fiscal 2014 due to increased capital expenditures. Capital expenditures increased $19,904 to $29,583(excluding approximately $5,814 in fixed asset related accrued liability reversals) in the first quarter of fiscal 2014 from $9,679 in the first quarter of fiscal 2013 primarily due to new store openings and game refresh initiatives. During the first quarter of fiscal 2014, the Company spent approximately $16,927 ($11,958 net of tenant improvement allowances from landlords) for new store construction, $2,393 related to the major remodel project on three existing stores and several smaller scale remodel projects, $1,283 on operating improvement initiatives, $4,772 for game refreshment and $4,208 for maintenance capital. New store capital expenditures increased $11,678 related primarily due to the construction of two large store formats which opened during the first quarter of 2014, a third large store format which opened on May 26, 2014 and a future large store format which is expected to open in the third quarter of fiscal 2014. Capital expenditures on game refreshment increased $4,313 over the same period in 2013, due to the timing of game purchases for the launch of our “Summer of Games 2014”.

Net cash used by financing activities was $375 for the thirteen weeks ended May 4, 2014 compared to cash used in financing activities of $608 for the thirteen weeks ended May 5, 2013. The decrease in net cash used by financing activities is due to the mandatory prepayment of $608 in the first quarter of fiscal 2013 pursuant to our credit agreement. Such required payment for fiscal 2014 was made subsequent to May 4, 2014.

We plan on financing future growth through operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $117,000 and $127,000 ($97,000 to $107,000 net of tenant improvement allowances from landlords) in capital expenditures during fiscal 2014. The fiscal 2014 expenditures are expected to include approximately $93,000 to $103,000 ($73,000 to $83,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $11,000 for game refreshment and $13,000 in maintenance capital. A portion of the 2014 new store expenditures is related to stores that will be under construction in 2014 but will not be open until 2015.

Contractual Obligations and Commercial Commitments

On November 14, 2013, the Company filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda, Maryland. The landlord has alleged that the Company is in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. On March 21, 2014, the court ruled against the Company. The Company is evaluating all options available to it, including the filing of motions or appeals in an effort to overturn this decision. However, it is likely the store will close in fiscal 2014. We believe that all of our fixed assets from the Bethesda store are either fully depreciated or can be transferred to other locations. With past store closures, we have experienced guest migration to other stores within the same market.

Revenues for our Bethesda, Maryland stores were $2,912 and $3,345 in the first quarter of fiscal 2014 and 2013, respectively. We have recorded depreciation and net lease expense of $170 and $172, respectively, in the first quarter of fiscal 2014 and $411 and $272, respectively, in the first quarter of fiscal 2013.

The following tables set forth the contractual obligations and commercial commitments as of May 4, 2014:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Senior secured credit facility (1)	$144,000	$1,500	142,500	—	—
Senior notes	200,000	—	—	200,000	—
Interest requirements (2)	112,981	28,907	51,074	33,000	—
Operating leases (3)	613,923	60,618	119,164	109,251	324,890

Total	$1,070,904	$91,025	$312,738	$342,251	$324,890

(1)	Our senior secured credit facility includes a $150,000 term loan facility and $50,000 revolving credit facility, including a sub-facility for borrowings in Canadian dollars by our Canadian subsidiary, a letter of credit sub-facility, and a swingline sub-facility. As of May 4, 2014, we had no borrowings under the revolving credit facility, borrowings of $144,000 ($143,511 net of discount) under the term facility and $5,822 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of requirements on our fixed rate debt obligations at their contractual rates and variable rate debt obligations at rates in effect at May 4, 2014.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. The operating lease obligations include those related to the Company’s location in Bethesda, Maryland.

Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended February 2, 2014.

Recent Accounting Pronouncements — We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Significant accounting policies — There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended February 2, 2014.

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

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our first quarter ended May 4, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 2, 2014.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended February 2, 2014 as filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S, INC., a Missouri corporation

Date: June 17, 2014	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 17, 2014	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer